Form 10KSB
period 1998-12-31
CHINA PEREGRINE FOOD CORP
filed 1999-03-31
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


           Report For Period January 1, 1998 to December 31, 1998


                      CHINA PEREGRINE FOOD CORPORATION
           ------------------------------------------------------
           (Name of Small Business Issuer in its Amended Charter)

                       Commission File Number  0-20549

           Delaware                                     62-1681831
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


      11300 US Highway 1, Suite 202, North Palm Beach, Florida  33408 USA
      -------------------------------------------------------------------
              (Address of principal executive offices)          (Zip Code)

                       Telephone number:  (561) 625-1411
                                          --------------

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

        Securities registered under Section 12(g) of the Exchange Act
                        Common Stock, $.001 par value
                              (Title of class)


---------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]  No [ X ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer's revenues for its most recent fiscal year were $. [This item has been omitted pursuant to Rule 12b-25 and will be filed by amendment.]

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 1, 1999, based upon the $2.3125 per share average bid and asked prices of such stock on that date, was $10,981,452. The number of issuer's shares of Common Stock outstanding as of March 1, 1999 was 7,795,462.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


                     DOCUMENTS INCORPORATED BY REFERENCE

PART III  Items 13    Exhibits


                                ITEMS OMITTED


Items 6 (Year Ending December 31, 1998) and 7 and the Financial Data Schedule have been omitted pursuant to Rule 12b-25 and will be filed by amendment.


ITEM 1 - DESCRIPTION OF BUSINESS


                   BUSINESS AND DEVELOPMENT OF THE COMPANY

China Peregrine Food Corporation is a Delaware corporation formed on April 26, 1996. Presently, the Company owns the controlling interest in a Sino-American joint venture in China known as Green Food Peregrine Children's Food Co. Ltd. ("Green Food Peregrine"). Green Food Peregrine is in the business of processing and distributing dairy and non dairy food products in the People's Republic of China and, at present, owns and operates a dairy processing plant in Shanghai. Green Food Peregrine is an equity joint venture with registered capital of US $5,000,000 and established under the law of the People's Republic of China on July 3, 1993. The equity interest of Green Food Peregrine presently is divided among the Company (70%) and its Chinese partner, China National Green Food Corporation ("China National Green Food") (30%). Consistent with the national scope of the Green Food Peregrine joint venture, China National Green Food is wholly owned by the Ministry of Agriculture of the People's Republic of China.

The business focus of Green Food Peregrine is providing milk and non-carbonated beverages in China through the development and utilization of advanced food technology and western-style marketing expertise. Currently, Green Food Peregrine is manufacturing and distributing dairy products in Shanghai and is in the process of developing a number of new and non-carbonated beverages for infants and school age children. Green Food Peregrine intends to establish processing facilities and operate in cities with a population of more than two million throughout China.

From April of 1993, through March 5, 1997, the majority equity interest in Green Food Peregrine was owned by China Peregrine Enterprises, Limited ("China Peregrine Enterprises"), a Texas limited partnership created for the sole purpose of controlling the operation of the Green Food Peregrine joint venture business. The Green Food Peregrine joint venture company was formed pursuant to a Joint Venture Contract and Articles of Association, dated April 13, 1993, by and among China National Green Food, China Peregrine Enterprises, and Amer-China Partners Ltd. ("Amer-China"). Pursuant to the Joint Venture Contract and the Articles of Association for Green Food Peregrine, China Peregrine Enterprises was required to invest US $3,000,000 as its share of the joint venture's registered capital, with an initial investment of US $720,000. Subsequent to the initial investments by the respective parties, the Articles of Association were amended to reflect an additional capital contribution by China Peregrine Enterprises, so that it ultimately obtained a 70% interest in Green Food Peregrine.

From its inception in 1993 through the end of 1996, Green Food Peregrine sought to complete the construction of its processing plant for efficient production and to develop a foothold in the Shanghai retail milk market. The Shanghai operations were not profitable and China Peregrine Enterprises was in need of additional financing to fund those operations and to meet its capital contribution obligations under the Joint Venture Contract and the Articles of Association. As a result, management of China Peregrine Enterprises embarked on fund raising efforts outside of the limited partnership participants, in an attempt to satisfy these financial needs.

The efforts to obtain outside financing continued through the close of 1996, when China Peregrine Enterprises sought to provide for its final required capital contribution installment of approximately US $1,200,000. At that time, negotiations began with representatives of the Company, which was then a non-operating corporate entity, to utilize the Company as an appropriate vehicle to manage the asset represented by the Joint Venture Contract, and to raise the required funds to go forward. Those negotiations resulted in the March 5, 1997, purchase of the assets of China Peregrine Enterprises by the Company in exchange for common stock of the Company. The assets purchased by the Company consisted of China Peregrine Enterprises' equity interest in Green Food Peregrine and its contractual rights under the Green Food Peregrine Joint Venture Contract. After the acquisition of the China Peregrine Enterprises assets by the Company, the partners of that limited partnership held 45% of the Company's common stock.

The Company, which was formed on April 26, 1996, under the laws of the state of Delaware, was formerly known as Shakespeare Holding, Inc. ("Shakespeare"). In February, 1997, Shakespeare merged with Manor Products Corp., a Delaware company established on January 26, 1996, and changed its name to China Peregrine Food Corporation. Manor was a shell company with 331 shareholders and no operating history. Similarly, China Peregrine Food Corporation was a company without substantial assets or operating activity until it purchased the assets of China Peregrine Enterprises in March, 1997.

Prior to the negotiations leading up to the acquisition of the assets of China Peregrine Enterprises by the Company, the two entities had no affiliation, other than a social acquaintance between Mr. Paul Downes, an individual who controlled Shakespeare, as it was then known, and Mr. Dale Reese, the major investor in the China Peregrine Enterprises limited partnership. The negotiations for the purchase of the China Peregrine Enterprises assets were conducted by and among (1) Mr. Downes, (2) Mr. Reese, (3) Mr. Charles Beech, who was responsible for negotiating and obtaining the Joint Venture Contract in 1993 and who controlled the General Partner of China Peregrine Enterprises, and (4) Mr. Roy Warren, a financial consultant who had worked with China Peregrine Enterprises in its attempts to raise additional capital for the Joint Venture project. These negotiations were an extension of the then ongoing attempts of China Peregrine Enterprises to raise additional capital. By agreement of these parties, a plan to reorganize the business of the limited partnership was developed, which included the utilization of an entity which (1) was more suited to raising the needed additional capital, (2) preserved and protected the financial and control positions of those who held the major interests in the limited partnership, and (3) provided the requisite incentive for new participants to become involved directly on a long term basis. To achieve the first goal, the already existing Shakespeare entity was utilized and, to achieve the second and third goals, the four parties responsible for the "reorganization" plan were issued common and preferred stock at par value as "founders" of the recast Company.

After the equity structure of the newly reorganized Shakespeare entity was determined and effected, the parties set about the task of making the Company (now called China Peregrine Food Corporation) the operating entity and raising new monies to support the Company. Several significant steps were taken to achieve those goals, including (1) the retirement of China Peregrine Enterprise's bank debt in the amount of $1,260,0000, by Mr. Reese's assumption of same, (2) the transfer of the limited partnership's assets (the Joint Venture Contract) to the Company in exchange for stock, and (3) Mr. Reese's payment of approximately US$1,200,000 to satisfy capital contribution requirements of the Chinese Joint Venture, the repayment of which by the Company was financed, in part, through a limited public offering, commencing in March of 1997. In consideration of Mr. Reese's assumption of the bank debt of China Peregrine Enterprises, he was issued 1,260,000 shares of the Company's Series A Preferred Stock, having an agreed upon value of $1.00 per share. Similarly, the Company issued 1,040,000 shares of its common stock, at $1.00 per share, to China Peregrine Enterprises in connection with the Company's asset purchase, and the Company raised $975,000 to meet the Joint Venture Contract capital requirements, through the issuance of 975,000 shares of its common stock in connection with the March, 1997 limited public offering.

The March 5, 1997 purchase of the assets of China Peregrine Enterprises by the Company resulted in the Company becoming an operating entity. In consideration for this purchase, the Company issued 45% of its outstanding common stock to the limited partnership. As a result, owing to the Company's non-operating status prior to the above-described acquisition, this transaction has been accounted for as a "reverse" acquisition for financial reporting purposes. Although China Peregrine Enterprises is deemed to be the acquiring company for financial accounting and reporting purposes, the legal status of the Company as the surviving and operating corporation remains intact.

With the Company's acquisition of 100% of the assets of China Peregrine Enterprises, the Company was poised to become the controlling partner of Green Food Peregrine. Since, however, Green Food Peregrine is a national Chinese joint venture, the Company's replacement of China Peregrine Enterprises as the controlling partner was subject to (1) the approval by the Board of Directors of Green Food Peregrine and (2) the approval by the Ministry of Foreign Trade and Economic Cooperation (MOFTEC), which is the Chinese governmental authority that initially approved the Green Food Peregrine joint venture in 1993. In typical fashion, that approval process took the form of proposed amendments to the Green Food Peregrine Articles of Association, calling for the replacement of China Peregrine Enterprises with the Company. In addition, the Joint Venture Contract was modified to reflect the change. During the interim period between the March 5, 1997 acquisition transaction and final governmental approval, the Company operated Green Food Peregrine pursuant to an agency agreement executed by China Peregrine Enterprises and the Company. Final governmental approval for the amended Articles of Association was obtained on July 31, 1998.

The Joint Venture Contract by and among China Peregrine Enterprises Limited, China National Green Food Corporation and Amer-China Partners was executed on April 13, 1993. Subsequent to the execution of the contract, the Company purchased the rights of China Peregrine Enterprises Limited and Amer-China Partners to this contract. Pursuant to its terms, the execution of the contract and of all material changes to the Joint Venture Contract must be approved by the Ministry of Foreign Trade and Economic Cooperation. In accordance with the Joint Venture Contract, a limited liability company, known as Green Food Peregrine Children's Food Company Limited, was formed in July of 1993. As a limited liability company, the liability of each equity owner is limited to its respective contributions of registered capital. As such, no party is liable to the other for the liabilities of Green Food Peregrine.

The total registered capital for the Joint Venture Company is US $5,000,000, with China Peregrine Enterprises initially contributing 60% of that amount. The contribution of capital, which is now completed under the express terms of the Joint Venture Contract, was paid into Green Food Peregrine in stages, the last payment of which occurred in March of 1997, in the amount of US $1,200,000.

The stated purpose of the Joint Venture Contract is to strengthen economic cooperation and exchange of technology to develop and improve the quality of products which are competitive in the domestic and international markets and to improve economic efficiency and ensure satisfactory economic profits. The scope of the business of Green Food Peregrine is stated as the manufacture, distribution and marketing of children's fresh milk and other children's food products, including baby foods and supplements. The geographic scope of the joint venture was initially set in Shanghai and Beijing, with expansion to other cities with a population exceeding 2 million upon approval by the Board of Directors.

No party to the Joint Venture Contract may assign or sell any or part of its ownership interests without a written consent from all other parties to the Joint Venture Contract. Similarly, any changes in the registered capital of the Joint Venture Company must receive the unanimous approval of the Board of Directors and be approved by the examination and approval authority. The respective responsibilities of the parties under the Joint Venture Contract include China National Green Food Corporation's assistance and compliance with all local legal, governmental and other requirements for the operation of the business. The other parties, including the Company, have the responsibility for providing equipment and materials to operate the business and to initiate and maintain qualified management, who have the responsibility of operating the business of the Joint Venture Company.

The Board of directors of the Joint Venture Company shall consist of five members, with China National Green Food Corporation having the right to appoint two members, the Company having the right to appoint three members, plus the appointment of one advisory director, who has no right to vote. The term of board members is four years unless extended by the appointing party. The Chairman of the Board is elected from the members appointed by China National Green Food Corporation. While the Chairman is designated as the Legal representative of the Joint Venture, the Chairman acts at all times subject to the direction of the Board of Directors. The Joint Venture Contract provides that the Board of Directors is the "highest organ of power" of the joint venture, and the Board has the sole power to revise the Articles of Association for the Joint Venture Company, increase or assign the registered capital and make determinations concerning the termination, dissolution or liquidation of the joint venture.

The management of the business of the Joint Venture Company is the responsibility of the General Manager, who is nominated by the Company and approved by the Board of Directors. The General Manager is responsible for implementing all resolutions of the Board of Directors and for organizing and exercising management of the daily administrative and production functions of the Joint Venture Company. The General Manager also is responsible for the preparation of the annual business plan and budget, which is submitted to the Board of Directors for review. The General Manager's responsibility for the annual business plan and budget includes the procurement of equipment and other property, raising and expenditure of capital, plans for production and marketing, maintenance and repair of property and equipment, budgetary estimates of the Joint Venture Company based on production plans and budgets, the formulation of training plans for joint venture personnel, the provision for raw material, fuel, water, electricity and other public facilities needed by the Joint Venture Company.

In addition, the General Manager is responsible for the control of all labor-management affairs, the procurement of materials and equipment to be utilized by the Joint Venture Company in its business, and the preparation of financial statements of account for the Joint Venture Company.

The term of the Joint Venture Contract is fifty years, and can be extended by the Board of Directors upon the approval and examination of the approval authority. The Joint Venture Contract, however, may be terminated by written notice prior to the expiration of the stated term upon certain events including a violation of the Joint Venture Contract by any party, without resolution; accumulated losses in excess of the total registered capital, without resolution; assignment of equity ownership by one party without approval; and the violation of Chinese laws in the operation of the joint venture. Upon a written notice of termination, the parties to the Joint Venture Contract are charged with making attempts to negotiate a resolution of the circumstances which led to the notice of termination within sixty days after the issuance of the termination notice. If the parties cannot reach an agreement to settle the matter, the Board of Directors is directed to submit an application to the examination and approval authority for dissolution.

The Joint Venture Contract provides for the continuation of the operation of the Joint Venture Company subsequent to the expiration of the 50 year term, either by unanimous agreement or upon the satisfaction of certain terms and conditions by less than all of the parties to the Joint Venture Contract. If the Joint Venture Company is not continued under any circumstances beyond the term of the Joint Venture Contract, provisions are made for the orderly liquidation of the assets of the company and any remaining capital after payment of debts shall be divided according to the parties' respective registered capital contributions.

If any party fails to fulfill its liabilities under the Joint Venture Contract, the breaching party shall have thirty days to resolve such breach after receiving written notice of the breach from the other party. If the breaching party fails to correct the breach, that party shall compensate the other parties for all the direct and foreseeable loss arising from the breach of contract. Under no circumstances, however, shall the breaching party's liability exceed its registered capital contribution.

If any dispute is not resolved in accordance with the terms of the contract in the time periods provided, the dispute shall be submitted to the American Institute of the Stockholm chamber of commerce in Stockholm, Sweden, for the final decision in accordance with the arbitration rules of the Institute.

As part of the March 5, 1997 transaction between the Company and China Peregrine Enterprises, the Company (through a loan from Mr. Reese) contributed approximately US $1,200,000 to the registered capital of Green Food Peregrine, satisfying the requirements of both the Green Food Peregrine Joint Venture Contract and the Articles of Association, for the payment of the final installment of the registered capital. The monies extended by Mr. Reese were paid back, in part, by a limited public offering of the Company's common stock.

On October 1, 1997, the Company and Amer-China executed an agreement for the transfer of Amer-China's contract rights and equity interest in Green Food Peregrine to the Company. The consideration for this transfer was 120,000 shares of the Company's common stock. With the approval of this transfer by the Ministry of Foreign Trade and Economic Cooperation, the Company's equity interest in Green Food Peregrine increased from 67.6% to 70%.

On May 2, 1998, the Company approved and ratified an agreement between the Company and China National Green Food for the increase of the Company's equity interest in Green Food Peregrine from 70% to 76.92%. This change in the ownership ratio will take place upon the payment of an additional US $1,500,000 in registered capital by the Company over the next eighteen months. Since Chinese government regulations require approval of this change of the investment ratio by the Ministry of Foreign Trade and Economic Cooperation, the Company has agreed to an interim loan of US $500,000 to Green Food Peregrine, with the conversion of that loan to registered capital upon obtaining the required governmental approval.

On September 3, 1997 and June 28, 1998, respectively, the Company executed agreements to acquire a 52% interest in Hangzhou Meilijian Dairy Products Co., Ltd., ("Hangzhou Meilijian") from American Flavors China, Inc. ("American Flavors China"), a Delaware corporation. American Flavors China is controlled by Noam and Florence Sender. Prior to this transaction, the Senders had no affiliation with the Company. The remaining 48% of Hangzhou Meilijian is owned by Hangzhou Dairy Co., a controlled entity of the regional Chinese government. On July 31, 1998, the Board of Directors of Hangzhou Meilijian approved the acquisition. The acquisition transaction is subject to formal approval by the regional government agency. That governmental approval process presently is pending. In the interim period, the operational control of Hangzhou Meilijian has been transferred to the Company pursuant to a principal/agent agreement with American Flavors China, effective July 31, 1998. The Company, with the cooperation of its Chinese partner and American Flavors China, has installed a new management team to run the day to day operation of that dairy facility.

The Joint Venture Contract between Hangzhou Dairy Complex and American Flavors China, Inc. was executed on July 25, 1993. Pursuant to its terms, the execution of the contract and of all material changes to the Joint Venture Contract must be approved by the examination and approval authority. As a limited liability company, the liability of each equity owner is limited to its respective contributions of registered capital. As such, no party is liable to the other for the liabilities of the Joint Venture entity.

The total registered capital for the Joint Venture Company is US
$5,000,000, with American Flavors China initially contributing 52% of that amount. The contribution of capital, which is now completed under the express terms of the Joint Venture Contract, was paid into the Joint Venture entity in cash and equipment.

The stated purpose of the Joint Venture Contract is to strengthen economic cooperation and exchange of technology to develop and improve the quality of products which are competitive in the domestic and international markets and to improve economic efficiency and ensure satisfactory economic profits. The scope of the business of the Joint Venture is stated as the manufacture, distribution and marketing of children's fresh milk and other children's food products, including baby foods and supplements

No party to the Joint Venture Contract may assign or sell any or part of its ownership interests without a written consent from all other parties to the Joint Venture Contract. Similarly, any changes in the registered capital of the Joint Venture Company must receive the unanimous approval of the Board of Directors and be approved by the examination and approval authority.

The Board of directors of the Joint Venture Company consists of six members, with three members being appointed by each party. The term of board members is four years unless extended by the appointing party. The Chairman of the Board is elected from the members appointed by American Flavors China and is designated as the legal representative of the Joint Venture. The Board has the sole power to revise the Articles of Association for the Joint Venture Company, increase or assign the registered capital and make determinations concerning the merger, termination, dissolution or liquidation of the joint venture. The management of the business of the Joint Venture Company is the responsibility of the Board of Directors, with limited powers delegated to the General Manager

The term of the Joint Venture Contract is twenty years, and can be extended by the Board of Directors upon the approval and examination of the approval authority. The Joint Venture Contract, however, may be terminated prior to the expiration of the stated term upon certain events including a violation of the Joint Venture Contract by any party, without resolution; accumulated losses resulting in the inability of the Joint Venture to continue; and conditions of impossibility of performance.

The Joint Venture Contract provides for the continuation of the operation of the Joint Venture Company subsequent to the expiration of the twenty year term, by unanimous agreement of the parties. If the Joint Venture Company is not continued beyond the term of the Joint Venture Contract, provisions are made for the orderly liquidation of the assets of the company and any remaining capital after payment of debts shall be divided according to the parties' respective registered capital contributions.

If any dispute is not resolved in accordance with the terms of the contract, the dispute shall be submitted to the American Institute of the Stockholm chamber of commerce in Stockholm, Sweden, for the final decision in accordance with the arbitration rules of the Institute.


                           BUSINESS OF THE COMPANY

GENERAL
-------

The Company is headquartered in North Palm Beach, Florida. The Company directs the operations of its subsidiary, Green Food Peregrine, and the Hangzhou Meilijian joint venture, from that location and through frequent trips to China by either the Company's President or Chairman. In addition, we have selected key personnel to run the day to day operation of the Green Food Peregrine dairy processing plant located in Shanghai, the People's Republic of China. As such, we utilize monthly reports from our on site management, together with visits by stateside personnel to monitor and manage the Green Food Peregrine and Hangzhou Meilijian operations.

The mission of the Company is to implement a comprehensive manufacturing, distribution and marketing strategy that allows the Company to operate its joint operations in Shanghai profitably and, subsequently, to expand the joint venture business into new markets with dairy and non-dairy food products. This strategy involves the creation of a nationwide network of state-of-the-art manufacturing facilities that can process products and deliver the highest quality fresh refrigerated pasteurized milk to the local consumer. Such facilities will allow the Company to develop its position as an effective competitor in the dairy business in major cities in China and allow for the expansion of the Company's business into other dairy and non-dairy food products. As such, the present business of the Company is two-fold: first, the manufacturing, marketing and distribution of dairy and, ultimately, a combination of dairy and non-dairy products to consumers; and second, the expansion of these operations to major cities throughout the People's Republic of China, either through acquisitions of existing dairy processing facilities or the construction of new facilities.

With respect to the expansion of products to include non-dairy items, such as fruit juices, new juice products currently are being formulated and tested in laboratory and consumer preference conditions to develop products which best appeal to local consumers. We expect that this testing and formulation process will present sufficient data for a decision on the release of new non-dairy products in the Shanghai market during the last quarter of 1999. In Hangzhou, our joint venture currently produces and sells a variety of juice products, which account for approximately 10% of Hangzhou Meilijian's annual gross sales. While we are attempting to increase overall sales in the Hangzhou market, no special efforts are anticipated to increase non-dairy sales as a percentage of gross sales.

With respect to the Company's current acquisition activities, we anticipate that negotiations, due diligence and appraisal processes pertaining to existing dairies under consideration for possible acquisition will be completed by the third quarter of 1999, at which time a decision will be made. Funding of any such acquisitions will be provided through the sale of the Company's equity. At present, we do not anticipate the expansion of operations through the construction of new dairy facilities.

The Shanghai manufacturing plant has been in full operation since December of 1994, and consists of a 15,000+ sq. ft. facility having a daily capacity of 45 tons. The process involves the receipt of tested and accepted milk from a farm tanker, which is transferred to a blanching process stage. In the blanching process, the milk is heated and cooled to a very cold temperature to stabilize quality. Also, a lactose enzyme is introduced at this stage, which converts lactose to glucose and galatose during subsequent cold storage. The raw, stabilized and lactose reduced milk is then transferred to a blender, where pre-prepared and pre-weighed additives are incorporated. The milk is placed in blend tanks, which perform an averaging and accumulation function for the pasteurization and homogenizing system, following which the product is transferred to cold finished product tanks. As a final pre distribution step, the product is filled into gable top cartons of an appropriate size, and packed into corrugated boxes.

PRINCIPAL PRODUCTS, MARKETS AND DISTRIBUTION METHODS
----------------------------------------------------

The Products
------------

Historically and at present, the predominant milk product available to consumers in major cities in the People's Republic of China has been non-refrigerated "baggie milk," prepared for retail consumption on a daily basis. Once opened, baggie milk must be consumed immediately, since the shelf life of this product is non-existent. The processing of baggie milk customarily has involved either a type of pasteurization that has not met western bacteria count standards, or the utilization of an ultra high temperature (UHT) process. As a result of the excessive temperatures to which the milk is subjected, however, the UHT process can adversely affect the nutrient value and the taste of the end product. The distribution of milk in China has been through a methodology known as the "reserve system" which was put in place more than a decade ago as a way to deliver state-produced milk directly to milk stations and public housing units. Since refrigeration is not part of this distribution system, the trend in recent years has been to utilize UHT processed milk products in an attempt to meet bacteria count standards.

Fresh, pasteurized and refrigerated milk of western quality and other fresh dairy beverages generally have not been available at the retail level to any significant degree. In recent years, several state owned facilities in major cities, along with a few regional joint ventures between the Chinese government and private groups, have developed more advanced methods of processing, packaging, and delivering fresh, refrigerated milk products.
To date, however, these fresh refrigerated milk products represent less than a fifteen percent market share in the major markets throughout the People's Republic of China.

The Company's subsidiary, Green Food Peregrine, has constructed an initial manufacturing facility in Shanghai that processes, packages and distributes western quality fresh, pasteurized, refrigerated milk. Green Food Peregrine has produced and distributed branded products of this type since the second quarter of 1995. Initially, the Shanghai plant was set up as a test market to develop the Company's operational plans, ranging from production, operations, marketing and sales, prior to local expansion. Included in this initial and continuing operation is our attempt to implement a strong consumer acceptance for our Happy Family(TM) brand of dairy products. In Shanghai, Green Food Peregrine is the only company that sells western quality pasteurized, fresh, refrigerated milk in gable topped cartons. "Gable topped" cartons are traditional Western style treated paper box like containers with triangular "gable" tops. Five years ago, 100% of the milk purchased by Shanghai consumers was the traditional non-refrigerated baggie milk. In 1998, chain food stores in Shanghai significantly increased the availability of refrigeration at retail. The Happy Family(TM) brand is the only gable top milk sold in Shanghai, which is fresh, pasteurized and refrigerated.

Suppliers
---------

Both the Shanghai and Hangzhou operations utilize cartons and boxes supplied by International Paper Company. In Shanghai, Green Food Peregrine purchases raw milk from a number of suppliers, with 60% of such purchases from East Sea Dairy Company and Hangzian Dairy, on an equal basis (30% each). The remaining 40% of purchases are spread among a group of suppliers, with no significant percentage attributable to any one dairy.
In Hangzhou, the Hangzhou Meilijian joint venture buys 80% of its raw milk from the Company's partner in that joint venture, Hangzhou Dairy Complex. The remaining 20% of purchases are from a variety of other dairies.
Neither facility has experienced problems with suppliers and we anticipate that the required raw goods supply will be stable and adequate in the future.

Price Strategy
--------------

Green Food Peregrine refrigerated milk is sold in Shanghai at a premium compared to the price per ounce of the milk that is distributed in 240 ml plastic baggie packages. Typically, baggie milk is sold at .8 renminbi
(RMB), or approximately US$0.09 (at the government set exchange rate of 8.3), as compared to 3 RMB, or approximately US$0.36, for the 240 ml Green Food Peregrine milk. While more expensive, Green Food Peregrine market research conducted in 1994, suggests that consumers would prefer the Happy Family(TM) product to the "baggie milk" product and package. Green Food Peregrine in-market experience through 1998 confirms this and supports our strategy rationale that Chinese consumers are willing to pay a premium for quality and value. Demographic statistics also confirm that urban consumers have the financial capability to pay a premium price for premium value at the consumer products level. Therefore, depending on the competitive individual products, and the quality of those competitive individual products, Green Food Peregrine expects to continue to price its gable top milk higher than the per ounce price of baggie milk.

The 1994 market research referenced above and elsewhere in this discussion was designed by Message Factors, Inc., a US marketing company controlled by Mr. Charles Beech, with experience in marketing in the People's Republic of China. The actual market research was performed by Modern International Market Research, Inc., a recognized independent Chinese marketing research company based in Shanghai.

The referenced demographic statistics in this discussion are based upon extrapolations from the Chinese State Statistical Bureau Reports for 1997 and China The Consumer Revolution, Conhua Li, Deloitte & Touche Consulting Group, John Wiley & Sons, Publishers, 1998.

Distribution
------------

Currently, Green Food Peregrine product distribution is being held at a limited store distribution level pending additional working capital contributions by the Company. Presently, numerous state owned dairies and beverage companies distribute throughout Shanghai. The direct competition for milk in cartons, however, emanates from two state owned enterprises and one Korean joint venture. Sales of carton milk represent approximately 40% of the total milk sales in the Shanghai metropolitan area. Since the commencement of the Shanghai plant operation, Green Food Peregrine has sought to place its products in chain stores in an effort to maximize its distribution efforts. In 1998, approximately 650 chain stores exist in Shanghai, with Green Food Peregrine distributing its product to approximately 70% of these stores. The remaining 30% of the chain stores are in locations in the large Shanghai metropolitan area that are not efficient for our present distribution efforts. We believe that, as time moves forward, the vast majority of milk products will be sold through these stores and new channels of distribution will need to be developed for the smaller retail shops.

Distribution by Green Food Peregrine in Shanghai starts with the delivery of product from the processing plant to a distribution center in a large refrigerated truck operated by the joint venture. Green Food Peregrine van type refrigerated trucks then pick up product at the distribution center once each day for delivery throughout the Shanghai metropolitan area, with typically 20 to 30 delivery stops per day. Presently, drivers are not responsible for the collection of payment for product, which is accomplished through a direct invoice system.

In Hangzhou, 90% of product distribution is accomplished utilizing the traditional Chinese "reserve system" discussed below. Each delivery truck is insulated and makes deliveries directly from the processing plant. Typically, each delivery truck makes one plant pick up and follows the same delivery route each day.

Distribution Opportunities
--------------------------

Until the very recent past (in the last three years) most fresh dairy products in China were delivered from a non-refrigerated vehicle to a non-refrigerated point of purchase. Typically, this point of purchase was in the housing units (similar to large apartment buildings) of consumers. As a result, product was delivered within hours of production (in the very early morning hours), purchased by the consumer immediately upon delivery to their housing unit, and consumed within hours of purchase. Under this "reserve system," milk is packaged in 240 ml soft baggie packets that are purchased daily in the lobby of the respective housing units. This milk historically has a high bacteria count and less than satisfactory taste by western standards.

In Shanghai, as well as in most of the rest of China, delivery of fresh, refrigerated products and merchandising of fresh, refrigerated products at retail virtually had been non-existent. During the last two years, however, the appearance of retail super stores and grocery chain stores has opened the door for more "westernized" marketing of refrigerated products such as milk. Today, Green Food Peregrine products are sold in 450 super stores and chain stores. These 450 stores are the largest of this type in Shanghai and represent approximately 85% of the milk business in area chain stores. Given that the number of these supermarkets in Shanghai grew in 1997 by 40%, we expect Green Food Peregrine to be represented in over 800 such stores by the year 2000, as the number of these stores grows.

The incremental product acceptance of premium fresh, refrigerated milk in Shanghai is such that our distribution system must expand. We can produce many times the volume of milk than we can distribute currently and we intend to increase distribution to take advantage of our production capabilities. Accordingly, the strategy developed for Shanghai for 1999 calls for employment of additional refrigerated trucks to facilitate our expected expansion of distribution to the many retail outlets in Shanghai.

Sales Expansion / Working Capital
---------------------------------

In 1999, Green Food Peregrine intends aggressively to expand its sales and distribution in Shanghai. We fully intend to increase our presence in all super stores and supermarkets while continuing to serve a small percentage of the local retail trade. The new consumer buying patterns in Shanghai have attracted many new food retailers in this market as consumer expenditures for food have increased by 60% in the past 5 years.

Servicing these stores and the introduction of new products such as juices could expand our sales approximately three-fold in 1999, and will require capital expenditures, including investment in equipment and working capital to finance receivables. The 1999 plan calls for the investment of approximately US $2,000,000 and, if successfully implemented, could bring the Green Food Peregrine business to a break even point during the next twelve months. In addition, Green Food Peregrine intends to develop, market, and distribute new products in Shanghai and other cities. In the next twelve months, we will focus on the expansion of Green Food Peregrine's market share within the current market and with existing and new products in Shanghai.

Marketing and Advertising
-------------------------

In China, the viewing rate for television is over 80% for those who have watched television as recently as the previous day. This figure rises to 86% for urban population. Nationwide, 54% of households own black and white televisions and another 40% have color televisions. In Beijing and Shanghai, 94% of households own color televisions.

At this time, there virtually is no advertising for milk or ready-to-feed infant formula in Shanghai. There is TV and print advertising for other carbonated and non-carbonated beverages, and multi-national company branded, aseptic and powdered products. We believe that all beverage advertising for branded quality products will increase overall awareness and consumption for these categories. After Green Food Peregrine has expanded its distribution, we intend to begin print and television advertising.

Competition
-----------

In Shanghai, Green Food Peregrine is subject to significant competition from various dairy product producing sources that offer both traditional baggie milk and gable top milk at reduced prices. In the first two months of 1998, QJ Dairy, a privately (non-government) owned Korean enterprise, entered the market as a new competitor and significantly lowered its prices in order to achieve a greater market share. While the price reduction by the competitor was dealt with effectively by the Company to protect its market share, there can be no assurance that similar events will not take place in the future, requiring more drastic measures by Green Food Peregrine. Accordingly, as part of the Company's marketing strategy, we intend to emphasize consumer awareness of the differences in quality and taste between Green Food Peregrine's products and those of competitors. We believe that this type of consumer awareness can mitigate the negative effects of reduced prices by competitors.

Currently, there is competition for gable top milk in Shanghai. This competition is represented by Shanghai Dairy Corporation, a subsidiary of a Hong Kong conglomerate, which enjoys approximately 80% of the overall retail milk market in the metropolitan area, two state dairies and the Korean joint venture. The only pasteurized and fresh product, however, is produced by the Company. As a result, Green Food Peregrine intends to continue its focus on the quality of raw milk purchased, our processing, and the efficiency of packaging and distribution to promote its brand image.

For quite some time, there have been powdered and aseptic packaged products available in China that could be considered as indirect competition to the Happy Family(TM) product line. Green Food Peregrine market research, which commenced in 1994 (discussed above) and continues through the present, however, as well as Green Food Peregrine in-market consumer experience, demonstrate a consumer preference for the Happy Family(TM) brand. Green Food Peregrine strategy is to continue to build the Happy Family(TM) brand and logo to create a real competitive point of difference through highest quality products, packaging and effective marketing.

Heinz and Gerber have been importing their non-refrigerated baby food products to China. Also, Nestle and other companies have been importing powdered baby formula and powdered milk. There is a segment of the market that will purchase these products, but market research and the in-market experience of Green Food Peregrine, in combination with its refrigerated distribution system, demonstrates that there is today an existing and growing market for fresh refrigerated Happy Family(TM) products.

ACQUISITION ACTIVITIES AND STRATEGY
-----------------------------------

General
-------

We intend to continue to focus the Company's efforts on producing quality products through technological innovation. In addition, we intend to explore the opportunities presented by our joint venture business which are the result of a shortage of technological facilities with respect to the processing of dairy and other products, the emerging Chinese consumer market, and the shift from a controlled economy to a free market system in this industry. The government of the People's Republic of China has prioritized the development of children's food, in particular milk products, to better serve its people. The role of agriculture, in general, in China is of paramount importance and is the largest segment of China's economy in terms of capital demands, consumer expenditure and employment. In addition, owing to the relatively low level of productivity in agricultural sectors and the challenge of feeding 1.2 billion people, the government of China continues to place a high priority on improving this segment of its economy with new technologies and methodologies. As a result, the Ministry of Agriculture, which wholly owns our partner in Green Food Peregrine, plays an important role in economic and political decisions that effect the food industry in China.

Recently, the Chinese government changed its laws with respect to the future ownership of companies presently owned by state enterprises. These laws now allow for the acquisition of state owned facilities by private investors, including foreign-Chinese joint venture combinations. We intend to pursue an acquisition strategy which involves the creation of new joint ventures with our existing partner to acquire state owned dairies, to retool the production facilities of those dairies, and to offer high quality products to the Chinese consumer.

Hangzhou Meilijian Dairy Co.
----------------------------

The Hangzhou based joint venture has been in business for over 40 years and has over 420 employees. Sales for this joint venture in 1997 were approximately US $6,240,000. Hangzhou Meilijian has 60% of the total market share in the Hangzhou urban area, which has a population of 5.8 million. Hangzhou Meilijian produces and distributes dairy and juice products, including baggie milk, milk powder, aseptic packaged milk and juice products, as well as bottled drinkable yogurt. Hangzhou is located approximately 180 miles from Shanghai. The Company plans to utilize this acquisition and its proximity to the Shanghai operation to cross-market products in both cities.

With this recent approval of the American Flavors China acquisition transaction by the Board of Directors of Hangzhou Meilijian, we intend to complete the formulation of a comprehensive market analysis to determine whether the 85% market share presently enjoyed by Hangzhou Meilijian can be improved.

Potential Acquisition Activities
---------------------------------

In August of 1998, management of the Company met with representatives of our partner in Green Food Peregrine to explore, among other things, the potential acquisition of state owned dairies as part of the national government's announced privatization program, either through the existing joint venture or through the establishment of individual, separate joint ventures for each potential acquisition site. A strategy was developed with our partner to pursue this acquisition program.

As part of this strategy, the Chairman and President of the Company, together with representatives of our partner in China, met with representatives of four state-owned dairies and visited each dairy facility. The Company has executed "letters of intent" with each of these dairies and with our partner to continue the acquisition/negotiation process.

In China, the acquisition of state-owned enterprises by foreign entities usually involves the creation of a joint venture company by articles of association contemporaneous with the execution of a joint venture agreement. That agreement then governs the respective registered capital requirements of the parties and the ongoing rights and obligations of such parties in and to the joint venture business. The actual "price" of the acquisition of hard assets is a non-negotiated figure, set prior to the execution of these documents by an appraisal report generated by government qualified and approved third-party business appraisers. Presently, we are examining a proposed joint venture contract for potential use in this process and we are arranging for appraisals of each dairy involved. While these activities are ongoing, "letters of intent" in China have no legal effect and we cannot assume that acquisitions are probable.

DOING BUSINESS IN CHINA

Investments in China involve several risks including internal and international political risks, evolving national economic policies as well as financial and accounting standards, expropriation and the potential for a reversal in economic conditions.

Green Food Peregrine's revenues will be in Chinese renminbi (RMB). In order to pay the Company fees and dividends, Green Food Peregrine will need to convert RMB into US dollars. Under current Chinese law, the conversion of RMB into foreign currency requires government consent. To date, Green Food Peregrine has been able to convert currency without problem. Government authorities, however, may impose restrictions, which could impact this flexibility.

To complete the planned expansion into additional facilities, we will need various levels of central and local government approval. These approvals may include site permits, building permits, and approval for transfer of assets. While we believe that, because of the importance attached to nutrition issues for children by the central government, the encouragement for the Company to expand either through the Green Food Peregrine joint venture or separate new joint ventures will continue, there can be no assurance of continuation of the government support which Green Food Peregrine has enjoyed since its inception.

With respect to the conditions and activities of Chinese companies with which the Company is involved pursuant to its joint venture contracts, the operations of these joint venture companies must be viewed in the context of the Chinese business environment existing in the People's Republic of China. There can be no assurance that the sources from which information is provided concerning the day to day activities of such joint ventures, including their respective relationships to local governmental and regulatory authorities, are wholly reliable. Official statistics also may be produced on a basis different to that used in western countries. Any of the statements as to operations contained in this document must be subject to some degree of uncertainty due to doubts about the reliability of available information from and with regard to the respective joint ventures.

Moreover, while the government of the People's Republic of China has pursued a policy which has prioritized the development of children's food, in particular milk products, to better serve its people resulting in a focus on the role of agriculture, in general, in China, there can be no assurance that this policy will continue in the long term. Similarly, the recent changes in the laws of China pertaining to the future ownership of commercial facilities presently owned by the state, which has resulted in a perceived policy shift from a controlled economy to a free market system in the dairy industry, may not be accurate in concept or in execution. As such, the risk is present that the acquisition strategy set forth in this document may not be successful owing to a change in government approach, or that the very existence of the joint venture businesses in which the Company has controlling interests may be affected adversely.

EMPLOYEES

As of February 28, 1999, the Company had four full time employees located at its North Palm Beach corporate offices. For the same time period, Green Food Peregrine had 75 employees servicing its Shanghai facility, functionally categorized as follows: management, 4; administrative, 10; manufacturing 41; and distribution, 20.


PART I

ITEM 2 - DESCRIPTION OF PROPERTY

Neither China Peregrine Food Corporation nor its subsidiary, Green Food Peregrine, currently owns any real property. As of February 1, 1999, the Company's corporate offices are located at 11300 US Highway 1, Suite 202, North, Palm Beach, Florida, pursuant to a lease with HCF Realty, Inc., having a term of five years. The Company's current aggregate monthly rent amounts to approximately $4,900, which will increase (assuming an estimated annual increase of 2%) to approximately $6,100 per month by the fifth year.

The following properties are currently leased by Green Food Peregrine:

1. Office facilities located in Shanghai presently are rented on a month to month basis following the expiration of a lease term ending November 28, 1998, at the rate of RMB16,520 per month (approximately US $1,990). A new lease term will be negotiated for this space during the later part of March, 1999.

2. A ground lease for the land on which the dairy processing facility is located for a term ending June 30, 2043, at the rate of RMB25,000.00 per month (approximately US $3,012).

3. Distribution center located in Shanghai, for a monthly tenancy, at the rate of RMB 8,500 per month (approximately US $1,025).

While Green Food Peregrine does not own any real estate, it does own the buildings located on the land, which is subject to the above described ground lease. As of December 31, 1997, the plant and buildings comprising the Shanghai facility are carried on the books of Green Food Peregrine at a net book value of US $495,661.

Currently, the Company does not have a policy to acquire property for possible capital gains or income generation. In addition, the Company does not invest in securities of real estate entities or developed or underdeveloped properties.


PART I

ITEM 3 - LEGAL PROCEEDINGS

There currently are no claims or lawsuits against the Company or its subsidiaries. The Company, however, may become involved in litigation and claims arising in the ordinary course of its business.


PART I

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      The annual (special) meeting of the shareholders of the Company was held at The Ritz-Carlton, Fairlane Plaza, 300 Town Center Drive, Dearborn, Michigan, on September 24, 1998, at 1:00 p.m. The following matters were submitted to the shareholders at the Annual Meeting.

      The first Proposal to be submitted at the Annual Meeting was the election of four (4) directors of the Company for respective terms to expire at the second subsequent annual meeting of shareholders of the Company, to be held in the year 2000. The Board of Directors accepted nominations for the following persons as directors of the Company, all of whom presently serve as directors of the Company:


      Mr. Charles Beech    (Chairman, Chief Operating Officer and a Director)
      Mr. Paul Downes      (Director)
      Mr. John McCormack   (Director)
      Mr. Roy Warren       (President and a Director)



Total  Share Votes Recorded  for Directors                    5,782,832
Total Share Votes                                             7,553,219
Quorum Percentage                                                76.56%



                           For          Against    Abstain
                           ---          -------    -------

Votes for Mr. Beech        5,585,631               197,201 (1)
Votes Mr. Downes           5,385,631               397,201 (2)
Votes for Mr. McCormack    5,585,631               197,201 (1)
Votes for Mr. Warren       5,585,631               197,201 (1)

<F1>  (1)  Abstain: All Broker, Dealers
<F2>  (2)  Abstain: 197,201 Broker, Dealers


Directors whose term of office as a director expires in 1999:

      Mr. John Cummings
      Mr. Philip Pearce
      Mr. Michael Lucci
      Mr. George Holdsworth

      The second Proposal submitted at the Annual Meeting was the ratification or rejection of the selection by the Board of Directors of BDO Seidman, LLP as independent public accountants for the Company for the current fiscal year and for the past fiscal year. BDO Seidman, LLP has examined the financial matters of the Company and of its Chinese subsidiary as well as its predecessor operating entity and has issued a report on its audit of said matters for the years ending December 31, 1996 through 1998.


Total Share Votes Recorded for Accountant                5,602,832
Total Share Votes                                        7,553,219
Quorum Percentage                                           74.17%



                          For          Against    Abstain
                          ---          -------    -------
Votes for Ratification    5,585,530    200 (1)    14,102 (1)

<F1>  (1)  All Broker, Dealers



PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Price
------------

Of the 7,795,462 shares of the Company's Common Stock issued and outstanding as of March 1, 1999, approximately 1,000,000 shares are and have been subject to over-the-counter trading on the NASD OTC Electronic Bulletin Board, since October 24, 1997. The following quarterly quotations for Common Stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                 QUARTER         HIGH BID PRICE    LOW BID PRICE
                 -------         --------------    -------------

1997        Q4 (10/1 - 12/31)        $6.87             $3.00

1998        Q1 (1/3 - 3/31)          $4.10             $2.10

            Q2 (4/1 - 6/30)          $2.60             $0.60

            Q3 (7/1 - 9/30)          $2.50             $0.33

            Q4 (10/1 - 12/31)        $2.25             $1.00


Non-Market Equity Subject to Options, Warrants and Conversion
-------------------------------------------------------------

Stock Warrants and Options

The Company issued warrants for 975,000 shares of common stock as part of the units sold in the Rule 504, Regulation D limited public offering. These warrants may be exercised at any time after May 31, 1998, and from time to time thereafter through and including March 31, 1999, at $5.00 per share of common stock purchased. The common stock underlying these Warrants are not part of or covered by the 1997 504 limited public offering.

During 1997, the Company signed a total of four stock options agreements with certain shareholders and non-employee directors. These four stock option agreements are summarized as follows:


                   Granting       Options     Exercise    Vesting    Expiration
                     Date         Granted       Price      Period       Date
                   ------------------------------------------------------------

Agreement One       4/29/97      1,005,533      $1.00       None      4/28/2002
Agreement Two       4/30/97      2,000,000      $1.00       None      4/29/2002
Agreement Three     10/1/97         25,000      $1.00       None      9/30/2002
Agreement Four      10/1/97         15,000      $1.00       None      9/30/2002
-----------------------------------------------------------------------------
Total options granted in 1997    3,045,533
                                 =========


On May 2, 1998, the Company issued 557,000 units (each unit composed of one share of common stock and one warrant to purchase one share of common stock) at a price of $2.50 per unit, pursuant to a private offering in accordance with the exemption provided in Regulation D, Rule 506. The holders of such warrants are entitled to purchase, from time to time, up to 557,000 shares of common stock, at an exercise price of $1.00 per share, at any time after June 30, 1998 and through and including June 30, 2003.

On November 23, 1998, the Company issued 83,334 shares of its Series C Convertible Preferred Stock, and 50,000 shares of such stock on January 4, 1999, pursuant to a Rule 504, Regulation D. limited public offering. Associated with this 504 offering was the grant of 533,335 Warrants for the Company's Common Stock. at an exercise price of $1.00 per share. Of the Warrants granted, 83,334 expire May 10, 1999, and 450,000 Warrants will expire April 30, 1999.

Convertible Preferred

Series A: In February, 1997, the Company reorganized its members of the founding group. As a result, the total founders increased from one entity to three individuals and two entities. Consequently, 788,000 shares of common stock and 500,000 shares of preferred stock at par value of $0.001 per share were issued to the newly joined founders, pursuant to the exemption from Section 5 registration provided by Section 4(2) of the Securities Act of 1933 (the Act).

Each share of Series A preferred stock entitles its holder to receive dividends at the same rate paid to common shareholders. Each share of Series A preferred stock is convertible into one share of common stock, as adjusted, for such things as stock split, stock dividends and other similar dilutive occurrences. At any time subsequent to December 31, 1997, the holder of each share of Series A preferred stock is allowed to convert all or part of the Series A preferred shares into corresponding shares of common stock on a one for one basis.

Series B: On March 15, 1997, the Company issued 1,260,000 shares of
Series B Convertible Preferred Stock, pursuant to Section 4(2) of the Act, at stated value of $1.00 per share to three shareholders in consideration of their assumption of the obligation to pay off approximately $1,260,000 of an outstanding line of credit owed by CPEL to a Tennessee-based financial institute.

Each share of Series B preferred stock is convertible into one share of common stock, as adjusted, for such things as stock split, stock dividends and other similar dilutive occurrences. At any time subsequent to December 31, 1998 the holder of each share of Series B preferred stock, is allowed to convert all of part of the Series B preferred shares into corresponding shares of common stock. Each share of Series B preferred stock entitles its holder to accumulate dividends at 9% per annum, even if the dividends are payable only upon dissolution and liquidation of the Company and redemption called by the Company. However, each share of Series B preferred stock entitles its holder to receive dividends at the same rate paid to common shareholders if the Company declares or pays dividends to common shareholders. The shares of Series B preferred stock are redeemable at $1.00 per share totaling $1,260,000 called by the Company any time after December 31, 1998.

Series C: On November 23, 1998 and January 4, 1999, respectively, the Company issued 133,334 shares of Series C Convertible Preferred Stock, pursuant to a Rule 504, Regulation D limited public offering, at a stated value of $3.00 per share to two corporate investors. The proceeds of this 504 offering were used by the Company to fund an increase of its equity share of the registered capital in the Green Food Peregrine joint venture.

Series C Convertible Preferred Stock shall pay or accrue dividends at the rate of 8% per annum, as a percentage of the Stated Value, payable in cash or Common Stock quarterly, at the option of the Company. Accrued dividends shall be payable upon conversion or redemption Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, but subject to the Liquidation rights of the holders of Series A and Series B Convertible Preferred Stock, the holders of Series C Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series C Convertible Preferred Stock an amount equal to the Stated Value plus all accrued but unpaid dividends per share, whether declared or not, before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series C Convertible Preferred Stock shall be distributed among the holders of Series C Convertible Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The Company shall have the right, at the Company's option, to redeem all or a portion of the Series C Convertible Preferred Stock at a price per share equal to the sum of (a) the Stated Value and (b) a sum equal to ten percent (10%) of the Stated Value, computed on a simple interest, non-compounded, and non-annualized basis.

Rule 144 Stock
--------------

Of the 7,795,462 shares of Common Stock presently issued and outstanding, 1,388,456 shares have been held by non-affiliates of the Company for in excess of one year; an additional 2,695,544 shares of Common Stock have been held by affiliates for in excess of one year. These shares may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year is entitled to sell, within any three-month period and in accordance with an approved manner of sale, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Holders at  March 1, 1999
-------------------------


Common Stock                  7,795,462 shares    442 holders
Preferred Stock (Series A)      500,000 shares      1 holder
Preferred Stock (Series B)    1,260,000 shares      3 holders
Preferred Stock (Series C)       58,715 shares      1 holder


Dividends
---------

The Company has not paid dividends on its Common Stock and does not anticipate paying dividends. The Company intends to retain future earnings, if any, to finance working capital, to expand its operations, and to pursue its acquisition strategy.

The holders of Common Stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by the Company's Board of Directors out of the assets and funds legally available therefor. The availability of funds to the Company is dependent upon dividends or distribution of profits from its subsidiaries, and may be subject to regulatory control and approval by the appropriate government authorities on either a regional or national level in the People's Republic of China.

The Company has accrued dividends for its Series B Convertible Preferred Stock in the amount of $85,050.00, as of December 31, 1997 and $170,110 as of September 30, 1998. In addition, the Company will book a dividend charge in 1998 and 1999 resulting from the less than market conversion price for Company's common stock pursuant to the terms of the Series C Convertible Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

FISCAL YEAR 1997

1997 Recapitalization
---------------------

Prior to February 1997, the Company (then known as Shakespeare Holding, Inc.) was owned by Tamarind Management, Ltd., which held 472,000 shares of Shakespeare's common stock as the original "founder." Shakespeare did no business and was not an operating entity. In February 1997, however, the Company underwent a "reorganization" by increasing the members of its founding group to include two of the major participants in the China Peregrine Enterprises, Limited (CPEL), the corporate General Partner of the CPEL limited partnership, and a financial consultant. As a result, the total founders increased from one entity to three individuals and two entities. Consequently, 788,000 shares of common stock and 500,000 shares of preferred stock at par value of $0.001 per share were issued to the newly joined founders, pursuant to the exemption from Section 5 registration provided by Section 4(2) of the Securities Act of 1933 (the
Act). This "reorganization" resulted from and was part of an overall plan of the new "founders" to utilize the Company to purchase the assets of CPEL, and operating entity with business interests in the People's Republic of China.

Merger with Shell
-----------------

On February 28, 1997, the Company issued 25,000 shares of common stock in exchange for 100% of equity interest in Manor Products Corp. (Manor), pursuant to the safe harbor provisions of Regulation D, Rule 504. Manor was a Delaware company established on January 10, 1996 without any operating activities or substantial assets. In early 1996, 80% of equity interest of Manor was bought by Mr. Paul Downes, a principal of Tamarind Management, Ltd., the initial founding entity of the Company. Manor had 331 shareholders and 20,000,000 shares of common stock authorized. As of February 9, 1997, Manor had 4,090,448 shares outstanding. Pursuant to a merger agreement, each one thousand shares of Manor were exchanged for one share of common stock of the Company, with fractional share rounded up to the nearest full share. The remaining shares of the 25,000 shares of common stock issued by the Company at that time were issued to this principal individually.

Purchase of China Peregrine Enterprises, Limited Assets
-------------------------------------------------------

On March 5, 1997, the Company issued 1,040,000 shares of common stock in exchange for the assets of China Peregrine Enterprises, Limited (CPEL), pursuant to Section 4(2) of the Act. CPEL was a Texas limited partnership, set up to manage its interest in China operation conducted by a Chinese joint venture known as Green Food Peregrine Children's Food Co. Ltd. (GFP). By this transaction, the Company assumed all of the rights and obligations of CPEL in and to the GFP Chinese Joint Venture. With the completion of the transaction, the Company became an operating entity.

Issuance of Preferred Stock in 1997 in Consideration for Assumption of Debt
---------------------------------------------------------------------------

As a condition to the Company's purchase of CPEL's assets, the Company required that all non joint venture obligations of CPEL be removed from CPEL's books. Accordingly, three shareholders of the Company agreed to assume such non joint venture debt, which consisted of a line of credit obligation existing at the First Tennessee Bank. On March 15, 1997, the Company issued 1,260,000 shares of Series B preferred stock, pursuant to
Section 4(2) of the Act, at stated value of $1.00 per share to three shareholders in consideration of their assumption of the obligation to pay off approximately $1,260,000 of an outstanding line of credit owed by CPEL to the Tennessee-based financial institution. The outstanding line of credit was incurred by CPEL during 1995 and 1996 and paid off in 1997. Two of the three shareholders to whom the Series B shares were issued were part of the reorganized "founders" group, and the third was a limited partner in CPEL

Satisfaction of registered Capital Requirements of Joint Venture
----------------------------------------------------------------

In the Spring of 1997, the payment of the last installment to satisfy the capital contribution requirements of the GFP joint venture contract and Articles of Association for that joint venture company became due. Payment of this last installment was necessary to secure the continued involvement of the Company in the GFP joint venture. Accordingly, by late March, 1997, certain shareholders of the Company loaned sufficient funds to pay the capital contribution installment then due. On May 1,1997, the Company closed a Rule 504, Regulation D, limited public offering of 975,000 units, each unit consisting of one share of common stock and a warrant for one share of common stock, at $1.00 per unit to raise money to repay these loans, the proceeds of which had been utilized to pay the required capital contribution. The net proceeds of this offering amounted to $975,000. All of the proceeds of this limited public offering were earmarked for and utilized to repay the shareholders loans. This 504 offering was combined with the issuance of 25,000 shares by the Company in the above discussed merger transaction with Manor Corp. for reporting and integration purposes. The common stock underlying the warrants were not part of this 504 offering, having an exercise date deferred for one year. This offering closed May 1, 1997.

Working Capital Funding
-----------------------

Subsequent to Rule 504, Regulation D offering, the Company conducted a separate private placement to issue 1,520,000 shares of its common stock at $1.00 per share, commencing May 2, 1997, to raise funds for general working capital. The total proceeds from this Section 4(2) private placement, which closed May 31, 1997, amounted to $1,520,000. All subscribers were required to execute subscription agreements and a questionnaire, which qualified them as "accredited" investors. These purchasers were existing shareholders, having participated in the 504 offering, or were associates of such 504 investors.

Issuance of Common Stock for Services
-------------------------------------

During 1997, the Company incurred consulting, legal and accounting expenses relating to these fund raising activities, and other directors' fees and travel expenses. The Company issued a total of 469,000 shares of common stock at $1.00 per share for these expenses, pursuant to Section 4(2).
Each recipient of these shares had worked closely with management of the Company and had access to detailed corporate information.


Description                                        Date       Shares    Identity
----------------------------------------------------------------------------------------------------------------------------

Assumption of CPEL's accrued legal fees          03/15/97    200,000    Peregrine Enterprises, Inc.

Issuance of stock for legal fees                                        Roy D. Toulan, Jr.
 relating to fund raising                        03/30/97     15,000

Issuance of stock for stock promotion service    04/15/97    100,000    Continental Capital & Equity Corporation

Issuance of stock for promotion services         05/01/97     35,000    Robert Mazzei (10,000); Settondown Capital Int'l
                                                                        (10,000); John Bannon (10,000); Carol Bowes (5,000)

Issuance of stock for financial
 consultation services                           06/01/97     10,000    Manchester Asset Management, Ltd.

Issuance of stock for consulting 12, service     07/01/97     24,000    Susan Lurvey (12,000); Dennison Chapman (12,000)

Issuance of stock for accounting service         10/01/97     15,000    Seymour Borislow (10,000)
                                                                        Jeffrey Factor (5,000)

Issuance of stock for consulting service         10/15/97     25,000    David Dreyer

Issuance of stock for a directors' fee           11/01/97     25,000    Philip Pearce

Issuance of stock for travel expense             11/17/97     20,000    Tamarind Management Ltd.(15,000)
                                                                        Dale Reese (5,000)

--------------------------------------------------------------------------------------------------------------------------------

Grant of Options
----------------

During 1997, the Company signed a total of four stock options agreements with certain shareholders and non-employee directors for restricted shares pursuant to Section 4(2) of the Act. These four stock option agreements are summarized as follows:


                                 Granting    Options     Exercise    Vesting    Expiration
                                   Date      Granted       Price     Period        Date
                                 ---------------------------------------------------------

Agreement One                    4/29/97    1,005,533      $1.00      None      4/28/2002
Agreement Two                    4/30/97    2,000,000      $1.00      None      4/29/2002
Agreement Three                  10/1/97       25,000      $1.00      None      9/30/2002
Agreement Four                   10/1/97       15,000      $1.00      None      9/30/2002
-----------------------------------------------------------------------------------------
Total options granted in 1997               3,045,533             -none exercised
                                            =========



FISCAL YEAR 1998

Issuance of Stock for Services Rendered
---------------------------------------

On January 15, 1998, the Company issued 50,000 shares of common stock at $1.00 per share to Settondown International, Ltd. (Settondown) in exchange for services by that capital service company, pursuant to Section 4(2) of the Act. Settondown has consulted with the Company and its reorganization "founders" from early 1997. Settondown's business involves consultation and finder services for corporate financing on a private and limited basis.

On February 2, 1998, the Company issued 5,272 shares of common stock at $2.25 per share to Kenneth G. Hanson in exchange for his services in connection with the furnishing of the Company's corporate office, pursuant to Section 4(2) of the Act. Mr. Hanson gained detailed knowledge of the business and operations of the Company through his access to top level management at the West Palm Beach corporate offices.

Purchase of Amer-China Partners, Limited Interest in Joint Venture
------------------------------------------------------------------

On February 19, 1998, the Company issued 120,000 shares of common stock at a price of $1.00 per share to Amer-China Partners, Limited (ACPL) pursuant to a signed agreement dated October 1, 1997, to acquire ACPL's entire interest and right (2.4%) in and to the Green Food Peregrine Children's Food Co. Ltd., pursuant to Section 4(2) of the Act.

Working Capital Funding
-----------------------

On May 2, 1998, the Company issued 557,000 units (each unit composed of one share of common stock and one warrant to purchase one share of common stock) at a price of $2.50 per unit, pursuant to a private offering in accordance with the exemption provided in Regulation D, Rule 506. The net proceeds of this offering were $1,387,500. Among the 557,000 shares issued, 2,000 shares were issued in exchange for accounting services. The holders of such warrants are entitled to purchase, from time to time, up to 557,000 shares of common stock, per value $0.001 per share, at an exercise price of $1.00 per share, at any time after June 30, 1998 and through and including June 30, 2003. The 557,000 shares were sold to 33 purchasers who, with one exception, all qualified as "accredited" investors.

Purchase of American Flavors China, Inc. Interest in
----------------------------------------------------
 Hangzhou Meilijian Joint Venture
 --------------------------------

On June 19, 1998, the Company entered into a definitive agreement with American Flavors China, Inc., a U.S.-based entity, to acquire its 52% equity interest in Hangzhou Meilijian Dairy Products Co. Ltd. (Hangzhou Meilijian). The Boards of Directors of both companies and of the joint venture have approved the acquisition. Hangzhou Dairy Co. Ltd., a state-owned enterprise in Zhejian Province of China, controls the remaining 48% of equity interest in Hangzhou Meilijian. The aforesaid acquisition is subject to approval by the local government authorities, which presently is pending. The terms of the acquisition agreement, in part, resulted in the issue of 1,513,685 shares of the Company's common stock to American Flavors China, Inc., pursuant to Section 4(2) of the Act. The negotiations for this purchase covered a time period at approximately one year. During that time, the principals at American Flavors China, Inc. were given appropriate corporate information concerning the business and operations of the Company.

Working Capital Funding
-----------------------

Between December 17, 1998 and February 18, 1999, the Company issued 265,000 shares of its Common Stock to 15 holders of Warrants, issued May 1, 1997, as a result of the exercise of those Warrants. All investors receiving these shares were shareholders of the Company and are "accredited" investors. The proceeds from this exercise aggregated $265,000.

Funding of Increase in Company's Equity Interest in
---------------------------------------------------
 Green Food Peregrine Joint Venture
 ----------------------------------

On May 2, 1998, the Company approved and ratified an agreement between the Company and China National Green Food for the increase of the Company's equity interest in Green Food Peregrine from 70% (assuming the approval of the Amer-China transfer) to 76.92%. This change in the ownership ratio will take place upon the payment of an additional US $1,500,000 in registered capital by the Company over an eighteen month period. Since Chinese government regulations require approval of this change of the investment ratio by the Ministry of Foreign Trade and Economic Cooperation, the Company has agreed to an interim loan of US $500,000 to Green Food Peregrine, with the conversion of that loan to registered capital upon obtaining the required governmental approval. To fund this equity increase, commencing on October 21, 1998, the Company initiated a limited public offering of its Series C Convertible Preferred Stock, pursuant to Rule 504 of Regulation D. On November 19, 1998, the Company issued 83,334 shares of its Series C Convertible Preferred Stock, plus a like number of Warrants, at a price of $3.00 per share (including the Warrants) to Utah Resources International, Inc., a sophisticated investor, resulting in proceeds of $250,000. Subsequently, on January 2, 1999, this Rule 504 limited public offering was amended to offer and issue 50,000 shares of like Series D Convertible Preferred Stock, plus nine Warrants per share, at a price of $3.00 per share (including Warrants), to Explorer Fund Management, Inc., a sophisticated investor, resulting in proceeds of $150,000. The aggregate proceeds received from this Rule 504 limited public offering, which closed January 4, 1999, amounted to $400,000. In addition, the exercise of all Warrants at the exercise price would result in an additional $533,334 in proceeds applied toward the Company's purchase of additional registered capital in Green Food Peregrine.


PART II

ITEM 6 - MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND OPERATIONS

GENERAL

The following discussion and analysis of the Company's financial condition and operations should be read in conjunction with the information which follow, as well as the Report On Audited Consolidated Financial Statements For The Years Ended December 31, 1996 and 1997, and December 31, 1998. Since, for reporting purposes, a "reverse" acquisition occurred in March of 1997, between the Company and China Peregrine Enterprise, whereby the Company became an operating entity, the discussion and analysis of the periods prior to March of 1997 pertains to the financial condition and operation of China Peregrine Enterprises. The following discussion contains trend information and other forward looking statements that involve a number of risks and uncertainties. The Company's actual future results could differ materially from its historical results of operations and those discussed in the forward looking statements.

Overview
--------

The Company and its subsidiary, Green Food Peregrine, engage in the business of the processing, marketing and distribution of dairy products in the People's Republic of China. Presently, the Company's primary business activities are in the Shanghai market. The business of the Company also involves the acquisition or construction of other dairy processing plants in cities located in the People's Republic of China having a population of at least two million. While the Company has purchased a controlling equity interest in an existing joint venture located in Hangzhou, which produces, markets and distributes dairy products, the approval of the Board of Directors of that joint venture just recently occurred on July 31, 1998.
In conjunction with its Chinese partner in that joint venture and the former majority equity holder, the Company has installed a new management team in the Hangzhou facility. Accordingly, except with respect to the potential future operations in Hangzhou, the following historical discussion and analysis does not include the Hangzhou Meilijian operation.

In addition, in conjunction with its Chinese partner in the Green Food Peregrine joint venture, the Company is exploring and negotiating the potential acquisition of four additional dairy processing facilities, which presently are state owned. Owing to the fact that insufficient information is available on a current basis with respect to the historical operation of these state owned dairies, the potential impact of such acquisitions is not included in the following discussion, except as may be set forth in the "trends" section below.

Trends
------

In addition to the matters discussed above, the following are important factors that could cause actual results or events to differ materially from those contained in any forward looking statement made by the Company.

Operating Strategy
------------------

The Company's ability to increase revenues of its existing operation and other facilities which may be acquired will be affected by various factors, including customer demand, and our ability to market our products effectively. The Company's marketing plan requires a continued emphasis on the qualitative differences of our products and competitive products, and the development of other marketing programs necessary to attract new customers in existing markets. There can be no assurance that our operating strategies will be successful or that the Company will be able to generate cash flow adequate to support its operations and internal growth.

In addition, management of the Company's China operation has embarked on several cost cutting and efficiency directed programs in an effort to reduce the costs of sales and general and administrative expenses. While the Company believes those cost efficient methods of production and distribution, such as more stringent operating controls, can be implemented, there is no guaranty that these measures will result in profitability.

Availability of Acquisition Financing
-------------------------------------

The ability of the Company to acquire additional dairy processing facilities at affordable prices, to integrate new operations into our overall strategy, and to grow such operations in a profitable fashion will depend upon the availability of additional capital. The consideration for potential acquisitions will be cash, which the Company will be required to raise through the sale of its equity interests. If we are not successful in raising additional capital, the Company may be limited in its ability to continue its acquisition strategy.


                   YEARS ENDED DECEMBER 31, 1996 AND 1997

FINANCIAL CONDITION

General
-------

For the years ending December 31, 1996 and 1997, the Company had accumulated deficits of US $2,206,628 and US $4,370,266, respectively. As of December 31, 1997, the Company had cash on hand of US $435,630 and reported total shareholders' equity of US $807,976.

RESULTS OF OPERATIONS

On March 5, 1997, the Company purchased the assets of China Peregrine Enterprises Limited. For financial reporting purposes, China Peregrine Enterprises Limited is considered the predecessor to the Company and its operations have been integrated in the financial reporting of the Company for the fiscal year 1996 and the first two months of 1997 as this transaction was accounted for in a way similar to a pooling of interest.

Year Ended December 31, 1996
----------------------------

For the fiscal year ending December 31, 1996, the Company had net sales of $485,682 and a gross loss of $113,830. In addition to the $599,512 cost of sales, the Company had selling expenses of $230,842, and general and administrative expenses of $1,068,839. After interest expenses of $448,272 and other net income of $53,785, the Company had a net loss before income taxes of $1,807,998. Since the Company does not own 100% of the equity interest in Green Food Peregrine, its share of the loss before income taxes amounted to $1,331,763, resulting in a basic loss per share of $1.28.

General and administrative expenses have been and are projected to be a significant percentage of revenue at this stage of the Company's existence. The loss from operations for the 1996 year was due primarily to the high level of general and administrative expense as a percentage of revenue combined with the continuing attempts, as a Company in only its first full year of operation, to penetrate an emerging market with a product whose qualitative virtues were largely unknown to the ultimate consumer.

Year Ended December 31, 1997
----------------------------

For the fiscal year ending December 31, 1997, the Company had net sales of $730,195 and had a gross loss of $122,082. In addition to the $852,277 cost of sales, the Company had selling expenses of $380,836, and general and administrative expenses of $1,873,360. After interest expenses of $234,517 and other net income of $58,200, the Company had a net loss before income tax of $2,552,595. Since the Company does not own 100% of the equity interest in Green Food Peregrine, its share of the loss before income taxes amounted to $2,078,588, resulting in a basic loss per share of $0.59.

As noted above, general and administrative expenses have been and are projected to be a significant percentage of revenue at this stage of the Company's existence. We anticipate that as revenue increases through marketing efforts in Shanghai, and with the acquisition of the Hangzhou Meilijian joint venture, and through other potential acquisitions, general and administrative expenses will increase in total but decrease as a percentage of revenue.

The loss from operations for 1997 continued to result from the high level of expense associated with the continuing attempts to penetrate an emerging market with a product whose qualitative virtues were largely unknown to the ultimate consumer.

In addition, the Company experienced significant general and administrative expenses in connection with the acquisition of the assets of China Peregrine Enterprises (its majority equity interest in the Green Food Peregrine joint venture) and two fund raising exercises in 1997. The Company also spent certain resources to negotiate the acquisition of certain of the assets of American Flavors China, Inc. (its majority interest in the Hangzhou Meilijian joint venture).

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

Revenues increased almost 50% to $730,195 in 1997 from $485,682 in 1996. The increase was due to the continuing marketing efforts to penetrate the sophisticated Shanghai market and the increase in sales volume of 1 Liter milk.

Cost of goods sold increased approximately 42% to $852,277 in 1997 from $599,512 in 1996. The increase was due mainly to a higher level of revenue that required a corresponding increase in cost of goods sold. However, cost of goods sold accounting for a percentage of revenue decreased to 117% in 1997 from 123% in 1996. Consequently, the gross profit ratio was increased to negative 17% in 1997 from negative 23% in 1996. The reason for the loss was that the production volume was still under the necessary volume that would bring the Company to a break-even level.

Selling expenses increased approximately 65% to 380,836 in 1997 from 230,842 in 1996. The increase was due mainly to the continuing efforts to penetrate Shanghai market. As a percentage of revenues selling expense increased to 52% in 1997 from 48% in 1996. We believe that the increase in selling expense was justifiable as it increased the total revenue in 1997.

General and administrative expenses increased approximately 75% to $1,873,360 in 1997 from $1,068,839 in 1996. This increase reflects the almost $1.09 million of $1.87 million in expenses incurred in the U.S. that were associated with reorganization of the ownership structure of the business, the acquisition of the assets of China Peregrine Enterprises Limited (its majority equity interest in Green Food Peregrine), two fund raising exercises, and a part of the acquisition of some of the assets of American Flavors China, Inc. (its majority equity interest in the Hangzhou Meilijian joint venture). With respect to the general and administrative expense in China operation, total general and administrative expenses decreased approximately 16% to 782,503 in 1997 from 916,386 in 1996. Overall, as a percentage of the total revenue, the general and administrative expenses increased to 256% in 1997 from 220% in 1996.

Interest expense decreased approximately 48% to $234,517 in 1997 from $448,272 in 1996. The reduction in interest expense was a result of the reduction of the outstanding loans from US $2,489,182 in 1996 to US $1,231,914 in 1997, even though the total interest expense in 1997 already included the penalty interest imposed to Green Food Peregrine for the outstanding loans payable to two Chinese commercial banks.

Consequently, the net loss applicable to the Company increased approximately 62% to $2,163,638 in 1997 from $1,331,762 in 1996. The net loss applicable to the Company as a percentage of revenue increased to 285% in 1997 from 274% in 1996.

Based on the results of operations, the Company reported a loss per share of $1.28 in 1996 and $0.59 in 1997. The decrease in the loss per share was due to the new issuance of common shares. As of December 31, 1996, there were 1,040,000 shares of common stock outstanding while as of December 31, 1997 there were 5,289,000 shares of common stock outstanding. Due to the timing of issuance of new shares, however, the weighted average number of shares of common stock outstanding in 1997 was 3,681,827. The loss per share in 1997 decreased by approximately 54% compared with 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company reported that net cash provided by operating activities was $243,544, net cash used in investing activities was $303,265, and net cash provided by financial activities was $133,080 with the effect of changes in exchange rates at a negative $39,073.

As of December 31, 1997, the Company reported that net cash used in operating activities was $1,929,803, net cash used in investing activities was $128,727, and net cash provided by financing activities was $2,430,506 with the effect of changes in exchange rates at $5,468.

Net cash used in operating activities increased 892% to $1,929,803 in 1997 from $243,544 of net cash provided by operating activities in 1996. The increase in negative cash flow in operating activities reflects the increase in net loss in 1997 that was attributed to the majority of general and administrative expense incurred in U.S. side, the reduction in accounts payable in China operation, and increase in prepaid assets and other assets.

Net cash used in investing activities decreased approximately 57% to $128,727 in 1997 from $303,265 in 1996. The decrease was due mainly to the fact that there were no significant additions to fixed assets located in China.

Net cash provided by financing activities increased 1726% to $2,430,506 in 1997 from $133,080 in 1996. The major reason for this increase was due to two fund raising exercises conducted in 1997. A Rule 504, Regulation D offering and a Rule 144 offering provided a total of $2,475,000 of cash that allowed the Company to acquire the assets from China Peregrine Enterprises Limited and the infusion of working capital in Green Food Peregrine.

The Company's primary requirements for cash (other than for acquisition activities) consist of (1) purchasing transportation equipment for distribution of its products; (2) expenses related to product development, marketing and advertising in Shanghai and, to a lesser extent, in Hangzhou; and (3) repayment of loans to state-owned Chinese banks in the aggregate amount of approximately US $1,507,888 by the end of 1999. The Company estimates that net cash provided by current operating activities together with cash on hand will enable the Company to meet the anticipated cash requirements for the first two quarters of 1999. The Company believes that it needs to have additional injection of equity or debt capital to meet the Company's anticipated capital expenditures for the balance of 1999, and the Company actively is seeking to raise such additional capital through equity or debt financing.

Accordingly, through the implementation of distribution and marketing strategies discussed in Item 1, the Company intends to pursue internal growth potential as a move toward profitability and fund interim capital needs through the possible public and private sale of debt and equity securities.


                        YEAR ENDED DECEMBER 31, 1998

This item has been omitted pursuant to Rule 12b-25 and will be filed by amendment.


                               DEBT STRUCTURE

On December 27, 1993, Green Food Peregrine entered into a loan agreement with a state owned commercial bank in China and obtained a loan of approximately US $905,819 (RMB7,500,000). This loan matured on December 26, 1996 and bore an interest rate of 12.24% per annum. The loan, which was guaranteed by China National Green Food, contained an increased interest rate penalty if repayments were not made on a timely basis. On December 26, 1996, Green Food Peregrine failed to pay off the principal and interest then due on the loan; the bank thereafter imposed a penalty interest rate of 16.43% per annum on the unpaid accumulated interest due at December 31, 1997. As of that date, Green Food Peregrine had accrued interest payable of approximately US $257,856 (RMB2,135,000), in addition to the principal of the loan.

In June, 1998, we renegotiated this loan and obtained a new repayment schedule, with approximately US $125,606 now becoming due on December 31, 1998, and an additional US $1,038,069 becoming due on December 31, 1999. The bank further agreed that, as long as Green Food Peregrine completes this repayment schedule in a timely fashion, the bank will waive the penalty interest imposed upon the interest calculation. The Company met its obligations under the renegotiated payment schedule with respect to the December 31, 1998 payment.

On December 1, 1994, Green Food Peregrine entered into a second loan agreement with another state owned commercial bank in China and obtained a loan of approximately US $325,300 (RMB2,700,000). This loan will mature on December 31, 2001, and bears an interest rate of 9.9% per annum. This interest rate is variable and can change in accordance with an annual notice from the China Central Bank. In December, 1997, Green Food Peregrine failed to pay off the regular interest and principal then due.
As such, the bank imposed a penalty interest rate of 12.43% per annum on the interest calculation. As of that date, Green Food Peregrine had accrued interest payable of approximately US $122,346 (RMB1,013,000) and a current portion of principal payable of approximately US $120,776 (RMB1,000,000).

In June, 1998, we renegotiated this loan and established a new repayment schedule with the bank which called for payment of approximately US $90,582 (RMB750,000) by September 20, 1998, and additional payments of approximately US $50,726 (RMB420,000) at three month intervals through December 20, 1999. The balance remaining on this loan, if any, is payable on December 31, 1999. The bank has agreed that, as long as Green Food Peregrine completes this payment plan in a timely fashion, the bank will release the penalty interest rate imposed on the interest calculation. The Company is current with this renegotiated payment schedule.

During the organization period of Green Food Peregrine and in April of 1996, China National Green Food loaned the aggregate amount of RMB8,600,000 to Green Food Peregrine. These shareholder loans were converted to paid in capital in 1997 to satisfy the registered capital requirements of China National Green Food pursuant to the Green Food Peregrine Articles of Association. In addition, interest payable of RMB882,721 likewise has been converted to paid in capital.

In April and November, 1996, China National Green Food loaned an additional RMB350,000 and RMB200,000, respectively, to Green Food Peregrine to finance working capital. An interest rate of 12.4% per annum was applied to these loans. Both of these loans were paid in full in September and October, 1997, respectively.

In January, 1997, the major limited partner of China Peregrine Enterprises loaned US $200,000 to that limited partnership in order for China Peregrine Enterprises to meet interim registered capital requirements of the Green Food Peregrine Articles of Association and Joint Venture Contract. In March, 1997, three shareholders of the Company together provided a loan of US $1,315,000 to pay China Peregrine Enterprises' final registered capital requirement to Green Food Peregrine. This last capital contribution was set by the Board of Directors of Green Food Peregrine as a condition precedent to the approval of the Company's acquisition of the interest of China Peregrine Enterprises in and to the Green Food Peregrine joint venture. These two loans were paid off during May and June, 1997, utilizing the proceeds from a Rule 504 regulation D offering by the Company.

In March, 1997, a holder of the majority of the partnership interests in China Peregrine Enterprises (and a major stockholder in the Company), together with two other investors in the Company, assumed a US $1,260,000 outstanding line of credit owed by the limited partnership to a Tennessee-based financial institution. On March 15, 1997, the Company issued 1,260,000 shares of its Series B preferred stock to these shareholders in consideration for this assumption. The line of credit was paid in full in October, 1997.

While the above described related party loans have been paid in full, there can be no assurance that the Company will have the ability to meet the newly negotiated payment schedule to retire the obligations owing to the two state owned banks in China, either by utilizing its capital resources or from the generation of cash flows adequate to support the repayment schedules.


                            EFFECTS OF INFLATION

The Company believes that inflation has not had material effect on its net sales and results of operations.


               EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

The Company's operating subsidiary, Green Food Peregrine, is located in China. It buys and sells products in China using Chinese renminbi as functional currency. Based on Chinese government regulation, all foreign currencies under the category of current account are allowed to freely exchange with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, there is no assurance that there will be no significant change in exchange rates in the near future.


                              FUTURE OPERATIONS

Since the Company's acquisition of a majority interest in the Hangzhou Meilijian joint venture has recently occurred, the results of operations for Hangzhou Meilijian have not been incorporated herein. We anticipate, however, that the inclusion of the Hangzhou Meilijian operation will have a significant impact on the financial reporting of the Company in the future. For example, as of December 31, 1997, Hangzhou Meilijian reported approximately US $6,240,000 in revenues. Since an audit of the financial statements of that joint venture under US GAAP and GAAS has not been completed, however, there can be no assurances that the Hangzhou Meilijian joint venture will be profitable.

In addition, if the Company is able to raise additional capital to finance its acquisition of a majority interest in one or more of the state owned dairies presently under consideration with the Ministry of Agriculture, both the revenue reports and the profitability of the Company may be affected materially.

Finally, there can be no assurances of the success of the strategic marketing plan of the Company with respect to its Shanghai operations, or the ability to fund that marketing strategy. The successful implementation of the planned marketing strategy for the Shanghai market could result in a profitable Shanghai operation within a twelve month period. The success of the planned marketing strategy, in addition to the above stated factors, involves the continued focus on consumer acceptance of the qualitative differences between the products being offered by Green Food Peregrine and its competitors.


                  NEW ACCOUNTING STANDARDS NOT ADOPTED YET

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is displayed with the same prominence as other financial statements.

Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.
SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No.
132) is effective for financial statements with fiscal years ending beginning after December 15, 1997; earlier application is permitted. The new standard revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required when no longer useful. The Company does not expect the adoption of SFAS No. 132 to have a material effect, if any, on its financial position or results of operations.

Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" which will be effective for financial statements for fiscal years after December 15, 1998 and requires that costs of start-up activities, including organization costs, be expensed as incurred. In accordance with SOP 98-5, the Company expects to write off start up costs in its subsidiary in 1999.

YEAR 2000 STATEMENT

We are currently in the process of identifying, evaluating and implementing changes to computer systems in the United States and the Green Food Peregrine facility in Shanghai, People's Republic of China, as necessary. This issue affects computer systems that have date sensitive software programs or chipsets that may not recognize the year 2000. Systems that do not recognize such information properly could generate erroneous data or cause a system to fail, resulting in an interruption of normal business activities.

We have arranged with a third party vendor the performance of a comprehensive analysis of the Company's in house computers with respect to potential Year 2000 problems. Our internal analysis has revealed the existence of one micro computer which , owing to its age, bears a high risk of date sensitive operation. We anticipate the completion of the third party analysis prior to the end of the 1999 second quarter, and immediate remediation, if necessary, owing to the small number of micro computers (less than 10) utilized by the Company and its subsidiaries. Given the benefit to the Company of utilizing technology more advanced than exists in its present computers, and the utilization of readily available "off the shelf" hardware and software, the Company is prepared to upgrade or replace all problem computers immediately, where appropriate.

We have been informed that the cost of the third party analysis and report will be less than $2,000. Even assuming the need to replace all present computers and software, we estimate the cost of such replacement to be less than $30,000.

The Company utilizes computers in its United States operation in a fashion that is non-essential to the day to day business of the Company. The computers at the North Palm Beach, FL corporate offices function as word processors for communication purposes and contain some database information, which is duplicative of files kept by outside legal, accounting and transfer agent affiliates. In the Shanghai and Hangzhou facilities, basic record keeping is both manual and computer assisted. As such, while downtime owing to date sensitive problems would present an inconvenience to operations, it would not affect the ability of the Company's subsidiaries to function appropriately on a day to day basis.

Neither the Company nor its subsidiaries rely upon third parties who are computer dependent for their respective business functions. As such, we do not believe that Year 200 problems that may be experienced by such third parties will have any material effect on our operations in the United States or in China.

Since we utilize readily available hardware and software in our business, we believe the cost of modifying or replacing all systems to be Year 2000 compliant will be minimal, and the Company will modify or replace computers experiencing such problems immediately, without an appreciable interruption in its operations, financial condition or results of operations.
PART II

ITEM 7 - FINANCIAL STATEMENTS (audited)
         FOR YEAR ENDED DECEMBER 31, 1998

This item has been omitted pursuant to Rule 12b-25 and will be filed by amendment.


PART II

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS

The Company has not had any changes in or disagreements with its independent accountants.


PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table presents directors, executive officers, promoters and control persons of the Company as of December 31, 1998; directors serve two year terms.

Mr. Charles Beech, Chairman, Chief Executive Officer and Director, Age 56. Term expires 2000

Mr. Beech has a background of senior level management experience within a variety of industries including: consumer products, emerging growth high technology, merchant banking and sales and marketing consulting firms. Mr. Beech has over 25 years of experience in executive level management, sales and marketing, consumer product research and development. As former President of Maybelline Sales Corporation, and following a 17-year career in management with Procter & Gamble, Mr. Beech negotiated with the Chinese government to establish the Green Food Peregrine Children's Food Company joint venture alliance with the Ministry of Agriculture, one of the Chinese joint venture businesses presently run by the Company. Mr. Beech also serves as Chairman, CEO and President of Peregrine Enterprises, Inc., a multi-national corporation which is parent to several consumer market research firms in the United States and in China, including Message Factors, Inc., an international consumer market research company which is currently ranked (by revenues) in the top 2% of the U.S. market research industry. Mr. Beech is one of the "founders" of the Company as it presently exists.

Mr. Robert Cummings, Director, Age 56.
Term expires 1999

Mr. Cummings' work experience includes ten years in purchasing at Ford Motor Company. In 1975, he founded and currently operates J & J Production Service, Inc., a manufacturing representative business, which is currently responsible for over $300 million in annual sales.

Mr. Michael L. Davis, Chief Financial Officer, Age 65.

Entering the securities industry over 35 years ago as a securities and special situations analyst with ValueLine, Mr. Davis proceeded to serve as a Tactical Planner, General Portfolio Manager and Short Sale Portfolio Manager with a number of hedge funds. In 1972, he was a member of the Investment Committee at Anchor Corp. which supervised its $2.5 billion family of funds, as well as serving as Anchor's Chief Market Analyst. From 1978 through 1989, Mr. Davis was the Portfolio Manager of Merrill Lynch's Special Value Fund. In addition to his position with China Peregrine, Mr. Davis operates a private consulting firm, M.L. Davis Financial Services, which advised clients on stock selection and general market timing considerations, research and writing of special reports on selected small and mid-cap growth companies and in the supervision of an investment portfolio for a group of United Arab Emirates investors.

Mr. Paul Downes, Director, Age 37.
Term expires 2000

Mr. Downes currently is a director of the Company and, until his resignation in April, 1998, served as Chairman of the Company. For the past 10 years, Mr. Downes has managed a diverse portfolio of international investments with concentration in the United Kingdom, Eastern Europe, North Africa and Asia. In 1985, he founded a group of nursing homes for the elderly in Great Britain that he sold in 1990. Prior to that time, Mr. Downes spent several years organizing golf tournaments and international golf matches in Malaysia, Singapore, Thailand, Philippines, Indonesia and Hong Kong, spending two years living in Southeast Asia. Mr. Downes is one of the "founders" of the Company as it presently exists

Mr. George Holdsworth, Director, Age 60.
Term expires 1999

Until May, 1998, Mr. Holdsworth was responsible for the operational aspects of the Company's Chinese operations. Mr. Holdsworth is a graduate of the University of London with a B.S. in Mathematics and an Associate of the London College of Music. He started in business as a manufacturing manager in his father's company, Earlsdon Components, Ltd., where he became Director of Operations, then owner and Managing Director. In 1993, Mr. Holdsworth became owner of Earlsdon Technology, Ltd., a JV Partner of Shanghai Earlsdon Valve Company, Ltd., and has lived in Shanghai for the last four years, until May, 1998. Mr. Holdsworth sold his interest in Shanghai Earlsdon and commenced his duties for the Company in March, 1997.

Michael Lucci, Director, Age 58.
Term expires 1999

Mr. Lucci is a former All Pro linebacker who played for the Detroit Lions of the National Football League from 1964 through his retirement from
professional football in 1973.   Mr. Lucci became associated with Bally's
Total Fitness Corporation in 1971 and rose through the ranks to become that corporation's Vice President of club operations in the mid-west, Senior Vice-President, and President and Chief Operating Officer in 1993. Mr. Lucci retired in 1996 and, since that time, has managed a diverse investment portfolio for himself.

Mr. John McCormack, Director, Age 40.
Term expires 2000

Mr. McCormack filled the directorship vacated by Mr. Dale Reese in the summer of 1997. For over 15 years, Mr. McCormack served as an executive with Dean Foods Co., a processor and distributor of a full line of branded and private label products, including fluid milk, cottage cheese and ice cream. In 1996 and 1997, Mr. McCormack served as Vice President of Sales and Marketing for Dean Food's McArthur Dairy in Miami, Florida. Currently, as a Vice President of Dean Foods, he is in charge of Dean Food's mid-western division out of Chicago, Illinois.

Mr. Phillip Pearce, Director, Age 69.
Term expires 1999

Mr. Pearce is a "retired" member of the securities industry. Mr. Pearce served as Chairman of the NASD during which time he was instrumental in the founding of NASDAQ. Additionally, Mr. Pearce was a former Director of E.F. Hutton and has served as Governor of the New York Stock Exchange. Since his retirement in 1988, Mr. Pearse has remained active in the securities industry as a corporate financial consultant.

Mr. Roy G. Warren, President and Director, Age 43.
Term expires 2000

Mr. Warren has been in charge of the day to day US operations of the Company since the summer of 1997. In addition to his day to day operational duties, Mr. Warren continues to develop strategy for the Company in growth and external financial matters. From 1981 through 1996, Mr. Warren enjoyed an active career in the securities brokerage industry. During 1995 and 1996, Mr. Warren was a Registered Representative of a satellite office of Southeast Research Partners, Boca Raton, Florida. From 1992 to 1994, he was a Partner of Laffer Warren & Company, a small independent broker dealer, registered with the NASD, located in North Palm Beach, Florida. During the period from 1987 to 1992, Mr. Warren was a an executive officer, principal, securities broker, and partner with Gulfstream Financial Association, a subsidiary of Kemper Financial Companies, and later as Vice President-Sales, of Alex Brown & Sons, West Palm Beach, Florida.

As of September 31, 1998, there were no family relationships among the directors and executive officers. Further, no director, executive officer, promoter or control person has been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such director, person nominated to become a director, executive officer, promoter or control person of the Company. None of the individuals listed in this Item 9 has had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of such bankruptcy, if any, or within two years prior to that time. No director, executive officer, promoter or control person was or has been convicted in a criminal proceeding or is subject to a pending criminal proceeding or subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, borrowing, or otherwise limiting his or her involvement in any type of business, securities or banking activities. No director, executive officer, promoter or control person has been found by a court of competent jurisdiction in a civil action to have violated federal or state securities or commodities law.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

As required under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Shares must report on their ownership of the Common Shares and any changes in that ownership to the Securities and Exchange Commission and to the National Association of Securities Dealers, Inc. Automated Quotation System. Specific due dates for these reports have been established. During the year ended December 31, 1998, the Company did not have a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934. Accordingly, no securities transaction reports were filed or received by the Company during that period, or which relate to such period.


PART III

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

The following table relates to executive compensation paid during 1998


                                Annual Compensation           Long-Term Compensation
                           -----------------------------    --------------------------
                                                               Stock
                                                               Awards
Name & Position             Salary     Bonus      Total     (Restricted)    Options(1)
--------------------------------------------------------------------------------------

Roy G. Warren              $120,000             $120,000                      410,914
President
[8/15/97 to date]

George Holdsworth
President
[4/20/97 to 8/15/97]
Chief Operating Officer
[4/20/97 to 4/30/98]

Charles Beech                                                                 510,914
Chairman
[4/20/97 to 6/1/97
and 4/30/98 to date]
Chief Executive Officer
[4/20/97 to date]

Dale Reese                                                                    700,000
Chairman/Treasurer
[6/1/97 to 8/15/97]

Paul Downes (2)                                                             1,383,705
Chairman
[8/15/97 to 4/30/98]

Philip Pearce
Director                                                                       25,000
[4/20/97 to date]

<F1>  (1)  The Options listed above were authorized by a Directors' resolution on April 20, 1997. At that time, a market did not exist for the Company's unrestricted shares, which had a par value of $0.001.

<F2>  (2)  These options were granted to Tamarind Management, Ltd., an affiliate of Mr. Downes.


Option Grant Table
------------------


                           Securities
                           Underlying    Percentage    Per Share     Expiration
Name & Position            Options(1)     of Total     Exercise $       Date
-------------------------------------------------------------------------------

Roy G. Warren                160,914        5.30%        $1.00        4-28-02
President                    250,000        8.25%        $1.00        4-29-02
[8/15/97 to date]

Charles Beech                160,914        5.30%        $1.00        4-28-02
Chairman                     350,000       11.54%        $1.00        4-29-02
[4/20/97 to 6/1/97
and 4/30/98 to date]
Chief Executive Officer
[4/20/97 to date]

Dale Reese                   700,000       23.09%        $1.00        4-20-02
Chairman/Treasurer
[6/1/97 to 8/15/97]

Paul Downes (2)              683,705       22.56%        $1.00        4-22-02
Chairman                     700,000       23.09%        $1.00        4-29-02
[8/15/97 to 4/30/98]

<F1>  (1)  The Options listed above are exercisable for Common Stock, which has a par value of $0.001.

<F2>  (2)  These options were granted to Tamarind Management, Ltd., an affiliate of Mr. Downes.


Aggregated 1998 Fiscal Year End Option Value Table
--------------------------------------------------


                           Securities Underlying    Value of "In The Money"
Name & Position            Unexercised Options(1)   Unexercised Options(2)
---------------------------------------------------------------------------

Roy G. Warren                      410,914                   $-0-
President
[8/15/97 to date]

Charles Beech                      510,914                   $-0-
Chairman
[4/20/97 to 6/1/97
and 4/30/98 to date]
Chief Executive Officer
[4/20/97 to date]

Dale Reese                         700,000                   $-0-
Chairman/Treasurer
[6/1/97 to 8/15/97]

Paul Downes (3)                  1,383,705                   $-0-
Chairman
[8/15/97 to 4/30/98]

<F1>  (1)  The Options listed above were authorized by a Directors' resolution on April 20, 1997. At that time, a market did not exist for the Company's unrestricted shares, which had a par value of $0.001.

<F2>  (2)  On December 31, 1998, the Company's unrestricted common stock was quoted on the NASD Over The Counter Electronic Bulletin Board at a closing price of $1.00; the reported dollar values represent the "in-the money" value of the options listed as of the 1998 year end.

<F3>  (3)  These options were granted to Tamarind Management, Ltd., an affiliate of Mr. Downes.


Employment Contracts
--------------------

There are no written employment contracts for the individuals listed in this item.


PART III

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following individuals hold 5 % or more of the outstanding voting stock of the Company. No other individual or any group is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities.


                        Name & Address of             Amount & Nature of    Percent of
Title of Class (1)    Beneficial owner (2)           Beneficial Owner (3)    Class(4)
--------------------------------------------------------------------------------------

Common                Mr. Dale Reese                      3,157,985           22.75%
                      125 Kingston Road
                      Media, PA 19063

Common                American Flavors China, Inc.        1,531,685           11.03%
                      1007 Chestnut Street
                      Newton, MA 02164

Common                Tamarind Management., Ltd.          2,202,327           15.87%
                      31 Broad Street
                      P.O. Box 23
                      St. Helier Channel Islands

Common                Peregrine Enterprises, Inc.         1,070,914            7.71%
                      5350 Poplar Avenue
                      Memphis, TN 38119

<F1>  (1)  While listed as "common," the class of stock includes the shares of common stock underlying warrants, options and convertible preferred stock issued by the Company.

<F2>  (2)  Insofar as Mr. Paul Downes has investment power with respect to the affairs of Tamarind Management, Ltd., the Company's securities held by Mr. Downes and Tamarind are combined in this table. Similarly, insofar as Mr. Charles Beech has investment power with respect to the affairs of Peregrine Enterprises, Inc., the Company's securities held by Mr. Beech and Peregrine Enterprises are combined in this table.

<F3>  (3)  The following is a breakdown, by beneficial owner and title of class, of the common stock issued and common stock underlying warrants, options and convertible preferred stock which the respective holders have the right to acquire within sixty
           (60) days:


                                                                  Number of Shares of
                                                                 Common Stock (Issued
Holder                         Type of Security              or Capable of Being Acquired)
------------------------------------------------------------------------------------------

Mr. Dale Reese                 Common                                    840,544
                               Warrants                                  100,000
                               Series A Convertible Pref.                500,000
                               Series B Convertible Pref.              1,017,441
                               Options                                   700,000

Tamarind Management, Ltd.      Common                                    687,000
                               Series B Convertible Pref.                107,440
                               Options                                 1,383,705

Mr. Paul Downes                Common                                     24,182

Peregrine Enterprises, Inc.    Common                                    360,000

Mr. Charles Beech              Common                                    200,000
                               Options                                   510,914

<F4>  (4)  Includes issued shares of common stock plus the shares of common stock underlying warrants, options and convertible preferred stock issued by the Company, which can be acquired within sixty (60) days.


(b)The following includes all who served as directors or executive officers in 1998, who hold equity securities of the Company and the total held by all directors and executive officers. This table includes issued shares of common stock plus the shares of common stock underlying warrants, options and convertible preferred stock issued, which can be acquired within sixty
(60) days, as above.


                       Name & Address of         Amount & Nature of     Percent
Title of Class         Beneficial Owner          Beneficial Owner(1)     Class
-------------------------------------------------------------------------------

Common            Mr. Dale Reese                      3,157,985          22.75%
                  125 Kingston Road
                  Media, PA 19063

Common            Mr. Paul Downes                     2,202,327          15.87%
                  (Director)
                  5646 Windrift Lane
                  Boca Raton, FL  33433

Common            Mr. Charles Beech                   1,070,914           7.71%
                  (Chairman/CEO/Director)
                  4339 Gwynne Road
                  Memphis, TN 38117

Common            Roy G. Warren                         598,914           4.31%
                  (President/Director)
                  1128 Country Club Road
                  N. Palm Beach, FL 33408

Common            Robert Cummings                       400,000           2.88%
                  (Director)
                  2829 N.E. 44th Street
                  Lighthouse Point, FL 33064

Common            Michael G. Lucci                      410,000           2.73%
                  (Director)
                  49 Spanish River Drive
                  Ocean Ridge, FL 33435

Common            John McCormack                        200,000           1.44%
                  (Director)
                  8750 South Grant
                  Burridge, IL 60521

Common            Phillip Pearce                         25,000           0.18%
                  (Director)
                  6624 Glenleaf Court
                  Charlotte, NC 28270

Common            Michael L. Davis                       25,000           0.18%
                  (CFO)
                  20 Harris Avenue
                  Hamptom Beach, NH 03843

Common            Susan Lurvey                           12,000           0.086%
                  (Treasurer/Secretary)
                  6340 Fox Run Circle
                  Jupiter, FL 33458

Common            All directors and executive         4,914,155          35.40%
                   officers as a group

<F1>  (1)  The following is a breakdown, by beneficial owner and title of class, of the common stock issued and common stock underlying warrants, options and convertible preferred stock which the respective holders have the right to acquire within sixty
           (60) days:



                                                                  Number of Shares of
                                                                 Common Stock (Issued
Holder                         Type of Security              or Capable of Being Acquired)
------------------------------------------------------------------------------------------

Mr. Dale Reese                 Common                                    840,544
                               Warrants                                  100,000
                               Series A Convertible Pref.                500,000
                               Series B Convertible Pref.              1,017,441
                               Options                                   700,000

Tamarind Management, Ltd.      Common                                    687,000
(c/o Mr. Paul Downes)          Series B Convertible Pref.                107,440
Mr. Paul Downes                Options                                 1,383,705
(Individually)                 Common                                     24,182

Peregrine Enterprises, Inc.    Common                                    360,000
(c/o Mr. C. Beech)

Mr. Charles Beech              Common                                   200,000
(Individually)                 Options                                  510,914

Roy G. Warren                  Common                                   188,000
                               Options                                  410,914

Robert Cummings                Common                                   200,000
                               Warrants                                 200,000

Michael G. Lucci               Common                                   410,000
                               Warrants                                 200,000

John McCormack                 Common                                   100,000
                               Warrants                                 100,000

Phillip Pearce                 Common                                    25,000

Michael L. Davis               Options                                   25,000

Susan Lurvey                   Common                                    12,000


(c) There currently are no arrangements that may result in a change of ownership or control of the Company.


PART III

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Loans/Fees
----------

During the organization period of Green Food Peregrine, China National Green Food Corporation, one of the three partners of Green Food Peregrine, wired RMB6,600,000 in the form of shareholder's loan to Green Food Peregrine to finance its activities. In April, 1996, China National Green Food Corporation wired another RMB2,000,000 in the form of shareholder's loan to GFP. All these shareholder's loans have been converted to paid-in capital to satisfy the registered capital requirements contained in the Article of Association of Green Food Peregrine. To date, a total of interest payable of RMB882,721 has been converted to paid-in capital as the registered capital of China National Green Food Corporation.

In April and November, 1996, China National Green Food loaned an additional RMB350,000 and RMB200,000, respectively, to Green Food Peregrine to finance working capital. An interest rate of 12.4% per annum was applied to these loans. Both of these loans were paid in full in September and October, 1997, respectively.

In 1996, Amer-China, one of three partners of Green Food Peregrine, provided Green Food Peregrine with consulting services, such as English translation and negotiation supporting services in the U.S., and charged a total of $36,000 to Green Food Peregrine. The charge was accounted for consulting expense in Green Food Peregrine's books.

In February, 1997 the Company issued 25,000 shares of common stock in exchange for 100% of equity interest of Manor Products Corp. (Manor). Manor was a Delaware company established on January 10, 1996. In early 1996, 80% of equity interest of Manor was bought by the principal of the initial founding entity of the Company. Accordingly, this acquisition was regarded as a related party transaction.

In January, 1997, the major limited partner of China Peregrine Enterprises loaned US $200,000 to that limited partnership in order for China Peregrine Enterprises to meet interim registered capital requirements of the Green Food Peregrine Articles of Association and Joint Venture Contract. In March, 1997, three shareholders of the Company together provided a loan of US $1,315,000 to pay China Peregrine Enterprises' final registered capital requirement to Green Food Peregrine. This last capital contribution was set by the Board of Directors of Green Food Peregrine as a condition precedent to the approval of the Company's acquisition of the interest of China Peregrine Enterprises in and to the Green Food Peregrine joint venture. These two loans were paid off during May and June, 1997, utilizing the proceeds from a Rule 504 regulation D offering by the Company.

In March, 1997, a holder of the majority of the partnership interests in China Peregrine Enterprises (and a major stockholder in the Company), together with two other investors in the Company, assumed a US $1,260,000 outstanding line of credit owed by the limited partnership to a Tennessee-based financial institution. On March 15, 1997, the Company issued 1,260,000 shares of its Series B preferred stock to these shareholders in consideration for this assumption. The line of credit was paid in full in October, 1997.

Relationships
-------------

Mr. Paul Downes has investment power with respect to the affairs of Tamarind Management, Ltd. Accordingly, the Company's securities held by Mr. Downes and Tamarind have been combined in this document for reporting purposes. The Downes/Tamarind ownership of issued and underlying shares of common stock, Series B Preferred Stock and Options represents 15.87% of all issued and outstanding common stock and shares of common stock underlying the Series A and B Preferred plus unexercised options and warrants.

Similarly, insofar as Mr. Charles Beech has investment power with respect to the affairs of Peregrine Enterprises, Inc. The Company's securities held by Mr. Beech and Peregrine Enterprises likewise have been combined in this document for reporting purposes. The Beech/Peregrine Enterprises ownership of issued and underlying shares of common stock and Options represents 7.71% of all issued and outstanding common stock and shares of common stock underlying the Series A and B Preferred plus unexercised options and warrants.

The Company purchased the assets of China Peregrine Enterprises, Limited (China Peregrine Enterprises) in March of 1997, in exchange for 1,040,000 shares of the common stock of the Company. At the time of this asset purchase, Mr. Dale Reese was the major equity holder in the China Peregrine Enterprises limited partnership and Mr. Charles Beech "controlled" the activities of China Peregrine Enterprises by virtue of his control of China Peregrine International, Inc., the General Partner of China Peregrine Enterprises. At the time of the asset purchase, Messrs. Reese and Beech were two of the three directors of the Company. As noted above, through the assumption of a loan in excess of one million dollars owed by China Peregrine Enterprises to a Tennessee bank, and by virtue of his position as a founder of the Company, and through stock purchases, Mr. Reese presently holds a 22.75% interest in the equity of the Company. Similarly, Mr. Beech, directly and through Peregrine Enterprises, Inc., presently holds 7.71% of such equity.


PART III

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Except as noted, copies of the following documents are incorporated by reference to exhibits bearing the same exhibit numbers filed with the Company's Form 10K-SB, First Amendment, pursuant to item 601 of Regulation S-B.


              SEC
Exhibit    Reference
  No.         No.       Title of Document
-----------------------------------------

  1a         2          Asset Purchase Agreement
                        China Peregrine Enterprises, Limited

  1b         2          Interim Agreement to Operate
                        China Peregrine Project

  2a         3(i)       Articles of Incorporation

  2b         3(i)       Amended Articles (name change)

  3          3(ii)      Restated Bylaws
                        China Peregrine Food Corporation

  4a         4          Rights of Equity Holders
                        Common - Articles of Incorporation

  4b         4          Preferred, Series A and B Designation

  4c         4          Preferred, Series C Designation

  5         10          Material Contracts
                        Green Food Joint Venture Contract

  6         10          Material Contracts
                        Hangzhou Meilijian Joint
                        Venture Contract

  7a        10          Material Contracts
                        Asset Purchase Agreement
                        American Flavors China, Inc.

  7b        10          First Amendment (1-28-98)

  7c        10          Second Amendment (6-19-98)

  8         21          Subsidiaries
                        Articles of Association
                        Green Food Peregrine

  9         21          Subsidiaries
                        Articles of Association
                        Hangzhou Meilijian

 10         27          * Financial Data Schedule, 12-31-98

 11         99          Hangzhou Meilijian Audited Financial
                        Statements, Years Ending
                        December 31,1996, 1997  & July 30, 1998

<F*>  *  This item has been omitted pursuant to Rule 12b-25 and will be filed by amendment.


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, China Peregrine Food Corporation has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                       CHINA PEREGRINE FOOD CORPORATION

                                       By: /S/ Roy G. Warren, President

In accordance with the Securities Exchange Act of 1934, China Peregrine Food Corporation has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.


Signature                    Title                   Date
---------                    -----                   ----

/S/ Charles Beech     Chairman, Director        March 31, 1999

/S/ Roy G. Warren     President, Director       March 31, 1999

/S/ Susan Lurvey      Secretary, Treasurer      March 31, 1999
