Form 10KSB/A
period 1998-12-31
CHINA PEREGRINE FOOD CORP
filed 1999-04-15
CIK 1061029

------------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-KSB/A
                               First Amendment

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


      11300 US Highway 1, Suite 202, North Palm Beach, Florida 33408 USA
------------------------------------------------------------------------
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

------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $2,870,714

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 1, 1999, based upon the $2.3125 per share average bid and asked prices of such stock on that date, was $10,981,452. The number of issuer's shares of Common Stock outstanding as of March 1, 1999 was 7,795,462.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


                     DOCUMENTS INCORPORATED BY REFERENCE

PART III  Item 13    Exhibits


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

The Board of directors of the Joint Venture Company shall consist of five members, with China National Green Food Corporation having the right to appoint two members, the Company having the right to appoint three members, plus the appointment of one advisory director, who has no right to vote. The term of board members is four years unless extended by the appointing party. The Chairman of the Board is elected from the members appointed by China National Green Food Corporation. While the Chairman is designated as the Legal representative of the Joint Venture, the Chairman acts at all times subject to the direction of the Board of Directors. The Joint Venture Contract provides that the Board of Directors is the "highest organ of power of the joint venture" and the Board has the sole power to revise the Articles of Association for the Joint Venture Company, increase or assign the registered capital and make determinations concerning the termination, dissolution or liquidation of the joint venture.

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

The Board of directors of the Joint Venture Company consists of six members, with three members being appointed by each party. The term of board members is four years unless extended by the appointing party. The Chairman of the Board is elected from the members appointed by American Flavors China and is designated as the legal representative of the Joint Venture. The Board has the sole power to revise the Articles of Association for the Joint Venture Company, increase or assign the registered capital and make determinations concerning the merger, termination, dissolution or liquidation of the joint venture. The management of the business of the Joint Venture Company is the responsibility of the Board of Directors, with limited powers delegated to the General Manager.

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

The Company's subsidiary, Green Food Peregrine, has constructed an initial manufacturing facility in Shanghai that processes, packages and distributes western quality fresh, pasteurized, refrigerated milk. Green Food Peregrine has produced and distributed branded products of this type since the second quarter of 1995. Initially, the Shanghai plant was set up as a test market to develop the Company's operational plans, ranging from production, operations, marketing and sales, prior to local expansion. Included in this initial and continuing operation is our attempt to implement a strong consumer acceptance for our Happy Family(TM) brand of dairy products. In Shanghai, Green Food Peregrine is the only company that sells western quality pasteurized, fresh, refrigerated milk in gable topped cartons. "Gable topped" cartons are traditional Western style treated paper box like containers with triangular "gable" tops. Five years ago, 100% of the milk purchased by Shanghai consumers was the traditional non-refrigerated baggie milk. In 1998, chain food stores in Shanghai significantly increased the availability of refrigeration at retail. The Happy FamilyJ brand is the only gable top milk sold in Shanghai, which is fresh, pasteurized and refrigerated.

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

Servicing these stores and the introduction of new products such as juices could expand our sales approximately three-fold in 1999, and will require capital expenditures, including investment in equipment and working capital to finance receivables. The 1999 plan calls for the investment of approximately US $2,000,000 and, if successfully implemented, could bring the Green Food Peregrine business to a break even point during the next twelve months. In addition, Green Food Peregrine intends to develop, market, and distribute new products in Shanghai and other cities. In the next twelve months, we will focus on the expansion of Green Food Peregrine's market share within the current market and with existing and new products in Shanghai. The financing required for these activities will be provided by sales of the Company's securities, as discussed in Item 6.

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

For quite some time, there have been powdered and aseptic packaged products available in China that could be considered as indirect competition to the Happy FamilyJ product line. Green Food Peregrine market research, which commenced in 1994 (discussed above) and continues through the present, however, as well as Green Food Peregrine in-market consumer experience, demonstrate a consumer preference for the Happy FamilyJ brand. Green Food Peregrine strategy is to continue to build the Happy FamilyJ brand and logo to create a real competitive point of difference through highest quality products, packaging and effective marketing.

Heinz and Gerber have been importing their non-refrigerated baby food products to China. Also, Nestle and other companies have been importing powdered baby formula and powdered milk. There is a segment of the market that will purchase these products, but market research and the in-market experience of Green Food Peregrine, in combination with its refrigerated distribution system, demonstrates that there is today an existing and growing market for fresh refrigerated Happy FamilyJ products.

Warner Bros. Licensing
----------------------

In January 1999, the Company signed a Master Licensing Agreement with Warner Brothers Consumer Products Co. and obtained the right to utilize Warner Brothers' "Looney Tunes"TM character images and names in the Shanghai and Hangzhou greater metropolitan areas. This licensing agreement gives the Company exclusive rights with respect to such images and names in the defined geographic regions for use in connection with specified categories of products sold by the Company's subsidiaries in those areas. The Company will introduce these "Looney Tunes"TM products in the Shanghai and Hangzhou markets in the summer of 1999.

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

Potential Acquisition Activities
--------------------------------

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

      The first Proposal to be submitted at the Annual Meeting was the election of four (4) directors of the Company for respective terms to expire at the second subsequent annual meeting of shareholders of the Company, to be held in the year 2000. The Board of Directors accepted nominations for the following persons as directors of the Company, all of whom presently serve as directors of the Company:

      Mr. Charles Beech     (Chairman, Chief Operating Officer and a Director)
      Mr. Paul Downes       (Director)
      Mr. John McCormack    (Director)
      Mr. Roy Warren        (President and a Director)

Total  Share Votes Recorded  for Directors                  5,782,832
Total Share Votes                                           7,553,219
Quorum Percentage                                               76.56%

                           For          Against    Abstain
                           ---          -------    -------

Votes for Mr. Beech        5,585,631               197,201(1)
Votes Mr. Downes           5,385,631               397,201(2)
Votes for Mr. McCormack    5,585,631               197,201(1)
Votes for Mr. Warren       5,585,631               197,201(1)

<F1>  (1)  Abstain: All Broker, Dealers
<F2>  (2)  Abstain: 197,201 Broker, Dealers

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

During 1997, the Company signed a total of four stock options agreements with certain shareholders and non-employee directors. These four stock option agreements are summarized as follows:

                     Granting     Options     Exercise    Vesting    Expiration
                       Date       Granted      Price      Period        Date
                     ----------------------------------------------------------

Agreement One        4/29/97     1,005,533     $1.00       None      4/28/2002
Agreement Two        4/30/97     2,000,000     $1.00       None      4/29/2002
Agreement Three      10/1/97        25,000     $1.00       None      9/30/2002
Agreement Four       10/1/97        15,000     $1.00       None      9/30/2002
------------------------------------------------------------------------------
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

The Company has accrued dividends for its Convertible Preferred Stock in the amount of $85,050.00, as of December 31, 1997 and $200,667 as of December 30, 1998.

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

Description                                  Date       Shares      Identity
-------------------------------------------------------------------------------------------------------

Assumption of CPEL's accrued legal         03/15/97     200,000     Peregrine Enterprises, Inc.
fees

Issuance of stock for legal fees           03/30/97      15,000     Roy D. Toulan, Jr.
relating to fund raising

Issuance of stock for stock                04/15/97     100,000     Continental Capital & Equity
promotion service                                                   Corporation

Issuance of stock for promotion            05/01/97      35,000     Robert Mazzei (10,000); Settondown
services                                                            Capital Int'l (10,000); John Bannon
                                                                    (10,000); Carol Bowes (5,000)

Issuance of stock for financial            06/01/97      10,000     Manchester Asset Management, Ltd.
consultation services

Issuance of stock for consulting           07/01/97      24,000     Susan Lurvey (12,000); Dennison
service                                                             Chapman (12,000)

Issuance of stock for accounting           10/01/97      15,000     Seymour Borislow (10,000)
service                                                             Jeffrey Factor (5,000)

Issuance of stock for consulting           10/15/97      25,000     David Dreyer
service

Issuance of stock for a directors' fee     11/01/97      25,000     Philip Pearce

Issuance of stock for travel expense       11/17/97      20,000     Tamarind Management Ltd.(15,000)
                                                                    Dale Reese (5,000)
-------------------------------------------------------------------------------------------------------


Grant of Options
----------------

During 1997, the Company signed a total of four stock options agreements with certain shareholders and non-employee directors for restricted shares pursuant to Section 4(2) of the Act. These four stock option agreements are summarized as follows:

                     Granting     Options     Exercise    Vesting    Expiration
                       Date       Granted      Price      Period        Date
                     ----------------------------------------------------------

Agreement One        4/29/97     1,005,533     $1.00       None      4/28/2002
Agreement Two        4/30/97     2,000,000     $1.00       None      4/29/2002
Agreement Three      10/1/97        25,000     $1.00       None      9/30/2002
Agreement Four       10/1/97        15,000     $1.00       None      9/30/2002
------------------------------------------------------------------------------
Total options granted in 1997    3,045,533             -none exercised

                                 ---------

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

Purchase of American Flavors China, Inc. Interest in
----------------------------------------------------
 Hangzhou Meilijian Joint Venture
 --------------------------------

On June 19, 1998, the Company entered into a definitive agreement with American Flavors China, Inc., a U.S.-based entity, to acquire its 52% equity interest in Hangzhou Meilijian Dairy Products Co. Ltd. (Hangzhou Meilijian). The Boards of Directors of both companies and of the joint venture have approved the acquisition. Hangzhou Dairy Co. Ltd., a state-owned enterprise in Zhejian Province of China, controls the remaining 48% of equity interest in Hangzhou Meilijian. The aforesaid acquisition is subject to approval by the local government authorities, which presently is pending. The terms of the acquisition agreement, in part, resulted in the issue of 1,531,685 shares of the Company's common stock to American Flavors China, Inc., pursuant to Section 4(2) of the Act. The negotiations for this purchase covered a time period at approximately one year. During that time, the principals at American Flavors China, Inc. were given appropriate corporate information concerning the business and operations of the Company.

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

Funding of Increase in Company's Equity Interest in
---------------------------------------------------
 Green Food Peregrine Joint Venture
-----------------------------------

On May 2, 1998, the Company approved and ratified an agreement between the Company and China National Green Food for the increase of the Company's equity interest in Green Food Peregrine from 70% (assuming the approval of the Amer-China transfer) to 76.92%. This change in the ownership ratio will take place upon the payment of an additional US $1,500,000 in registered capital by the Company over an eighteen month period. Since Chinese government regulations require approval of this change of the investment ratio by the Ministry of Foreign Trade and Economic Cooperation, the Company has agreed to an interim loan of US $500,000 to Green Food Peregrine, with the conversion of that loan to registered capital upon obtaining the required governmental approval. To fund this equity increase, commencing on October 21, 1998, the Company initiated a limited public offering of its Series C Convertible Preferred Stock, pursuant to Rule 504 of Regulation D. On November 19, 1998, the Company issued 83,334 shares of its Series C Convertible Preferred Stock, plus a like number of Warrants, at a price of $3.00 per share (including the Warrants) to Utah Resources International, Inc., a sophisticated investor, resulting in proceeds of $250,000. Subsequently, on December 29, 1998, this Rule 504 limited public offering was amended to offer and issue 50,000 shares of like Series D Convertible Preferred Stock, plus nine Warrants per share, at a price of $3.00 per share (including Warrants), to Explorer Fund Management, Inc., a sophisticated investor, resulting in proceeds of $150,000. The aggregate proceeds received from this initial and amended Rule 504 limited public offering, which closed January 4, 1999, amounted to $400,000. In addition, the exercise of all Warrants at the exercise price would result in an additional $533,334 in proceeds applied toward the Company's purchase of additional registered capital in Green Food Peregrine.

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

                   YEARS ENDED DECEMBER 31, 1997 AND 1998

FINANCIAL CONDITION

General
-------

At December 31, 1998, the Company had an accumulated deficit of US $7,031,046. As of December 31, 1998, the Company had cash on hand of US $748,590 and reported total shareholders' equity of US $2,014,991.

RESULTS OF OPERATIONS

On July 31, 1998, the Company purchased certain assets of American Flavors China, Inc., consisting of that company's equity interest in and to a Sino-American joint venture in Hangzhou, People's Republic of China, known as Hangzhou Meilijian Dairy Products Co., Ltd. (Hangzhou Meilijian). For financial reporting purposes, Hangzhou Meilijian is considered the subsidiary of the Company as of that date, and the operations of Hangzhou Meilijian for the last five months of 1998 have been integrated in the financial reporting of the Company for the fiscal year 1998 consolidated financial statements of the Company. As of July 31, 1998, Hangzhou Meilijian had total assets of $6,512,950, with total current assets of $1,928,336. Total liabilities amounted to $3,544,961, with total current liabilities of $2,870,890. In addition, the joint venture company had total equity of $2,967,989, with total revenues of $2,831,255.

Year Ended December 31, 1998
----------------------------

For the fiscal year ending December 31, 1998, the Company had net sales of $2,870,714 and had a gross profit of $11,020. In addition to the $2,859,694 cost of goods sold, the Company had selling expenses of $523,465, and general and administrative expenses of $2,106,641. After interest expenses of $299,735 and other net expenses of $97,327, the Company had a net loss before income tax of $3,016,148. Since the Company does not own 100% of the equity interest in its subsidiaries, its share of the loss before income taxes amounted to $2,461,829 resulting in a basic loss per share of $0.40.

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

The loss from operations for 1998 continued to result from the high level of expense associated with the continuing attempts to penetrate an emerging market with a product whose qualitative virtues were largely unknown to the ultimate consumer.

In addition, the Company experienced significant general and administrative expenses in connection with the approval of the acquisition of Hangzhou Meilijian. The Company also spent certain resources to negotiate the acquisition of certain of the assets of American Flavors China, Inc. (its majority interest in the Hangzhou Meilijian joint venture), and two fund raising exercises in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

Revenues increased almost 300% to $2,870,714 in 1998 from $730,195 in 1997. The increase was due to the continuing marketing efforts to penetrate the sophisticated Shanghai market and the increase in sales volume of 1 Liter milk, and the inclusion of the sales of Hangzhou Meilijian for the last five months of 1998 in the financial statements of he Company.

Cost of goods sold increased approximately 235% to $2,859,694 in 1998 from $852,277 in 1997. In addition to the Hangzhou Meilijian operations, the increase was due mainly to a higher level of revenue that required a corresponding increase in cost of goods sold. However, cost of goods sold accounting for a percentage of revenue decreased to 99% in 1998 from 117% in 1997. Consequently, the gross profit ratio was increased to .3% in 1998 from negative 17% in 1997. The reason for the mininal profit was that the production volume was still under the necessary volume that would bring the Company's Shanghai operation to a break-even level.

Selling expenses increased approximately 37% to $523,465 in 1998 from $380,836 in 1997. The increase was due mainly to the continuing efforts to penetrate Shanghai market and the inclusion if the Hangzhou Meilijian operation. As a percentage of revenues, selling expense decreased to 18% in 1998 from 52% in 1997. This decrease was the result of a profitable operation in Hangzhou and greater efficiencies in the Shanghai operation.

General and administrative expenses increased approximately 12% to $2,106,641 in 1998 from $1,873,360 in 1997. This increase reflects two 1998 fund raising exercises, the acquisition of some of the assets of American Flavors China, Inc. (its majority equity interest in the Hangzhou Meilijian joint venture), and the preparation and filing of a Form 10-SB by the Company.. As a percentage of the total revenue, the general and administrative expenses decreased to 73% in 1998 from 256% in 1997.

Interest expense increased approximately 27% to $299,735 in 1998 from $234,517 in 1997. The increase in interest expense largely was a result of the debt associated with the Hangzhou Meilijian operation.

Consequently, the net loss of the Company increased approximately 19% to $2,461,829 in 1998 from $2,098,588 in 1997. The net loss applicable to the Company as a percentage of revenue decreased to 89% in 1998 from 285% in 1997.

Based on the results of operations, the Company reported a loss per share of $0.59 in 1997 and $0.40 in 1998. The decrease in the loss per share was due to the new issuance of common shares and the effect of the Hangzhou Meilijian operations.. As of December 31, 1997, there were 5,289,000 shares of common stock outstanding while as of December 31, 1998 there were 7,717,957 shares of common stock outstanding. Due to the timing of issuance of new shares, however, the weighted average number of shares of common stock outstanding in 1998 was 36,430,337. The loss per share in 1998 decreased by approximately 47% compared with 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company reported that net cash used in operating activities was $1,929,803, net cash used in investing activities was $128,727, and net cash provided by financial activities was $2,430,506 with the effect of changes in exchange rates at $5,468.

As of December 31, 1998, the Company reported that net cash used in operating activities was $1,205,398, net cash used in investing activities was $322,337, and net cash provided by financing activities was $1,787,287 with the effect of changes in exchange rates at $53,409.

Net cash used in operating activities decreased approximately 58% to $1,205,399 in 1998 from $1,929,803 of net cash used by operating activities in 1997. The decrease in negative cash flow in operating activities reflects the profitable Hangzhou Meilijian operations and efficiencies implemented in the Shanghai operation.

Net cash used in investing activities increased approximately 51% to $322,337 in 1998 from $128,265 in 1997. The increase mainly was due to the acquisition of a majority interest in Hangzhou Meilijian.

Net cash provided by financing activities decreased 41% to $1,787,287 in 1998 from $2,430,506 in 1997. While fund raising continued in 1998, such activities were less intense than in 1997, which were necessitated by the restructuring of the Company in early 1997. In addition, the Company was not required to raise additional capital to fund the Hangzhou Meilijian operations, which was profitable at December 31, 1998.

The Company's primary requirements for cash (other than for acquisition activities) consist of (1) purchasing transportation equipment for distribution of its products; (2) expenses related to product development, marketing and advertising in Shanghai and, to a lesser extent, in Hangzhou; and (3) repayment of loans to state-owned Chinese banks in the aggregate amount of approximately US $2,572,868. The Company estimates that net cash provided by current operating activities together with cash on hand will enable the Company to meet the anticipated cash requirements for the first two quarters of 1999. The Company believes that it needs to have additional injection of equity or debt capital to meet the Company's anticipated capital expenditures for the balance of 1999, and the Company actively is seeking to raise such additional capital through equity or debt financing.

Management's plan for profitable growth has focused on three areas: (1) the need for additional capital, (2) the broadening of the product base, and
(3) the development of a comprehensive marketing campaign.

(1) Additional Capital. Management has viewed the ability of the Company to raise funds sufficient to implement new product and marketing strategies as dependent upon the status of the Company as "public" company. In November 1998, the Company filed a Form 10-SB with the Securities Exchange Commission and became a fully reporting company on January 6, 1999. The Company's ability to attract a broader potential investor base has been achieved as a result of this filing. In addition to closing a $1,000,000 financing transaction ($500,000 in proceeds received, with an additional $500,000 committed upon the filing and effective date of a Form SB-2 registration statement) on March 9, 1999, the Company has negotiated a private offering for additional equity financing having maximum proceeds of $2,500,000. That offering will involve the issuance of a new class of convertible preferred at a purchase price of $2.50 per share. On April 9, 1999, the Company received a "term sheet" for this transaction, which has been approved by management. The Company has been informed that the transaction can be closed by the end of May 1999.

(2) Product Base. For the past 8 to 10 months, the Company has engaged in a series of marketing studies and taste tests to develop new products for introduction in 1999. That development has now been complete and, commencing in July of this year, the Company will introduce a new line of premium flavored milk (orange, vanilla, pineapple and strawberry - in addition to plain and chocolate) as well as flavored drinkable yogurt. These new products will be introduced as part of a comprehensive marketing campaign in conjunction with Warner Bros.' introduction of its "Looney Tunes" TM marketing campaign in mainland China.

(3) Marketing Campaign. In January 1999, the Company signed a Master Licensing Agreement with Warner Brothers Consumer Products Co. and obtained the right to utilize Warner Brothers' "Looney Tunes"TM character images and names in the Shanghai and Hangzhou greater metropolitan areas. This licensing agreement gives the Company exclusive rights with respect to such images and names in the defined geographic regions for use in connection with specified categories of products sold by the Company's subsidiaries in those areas. The Company will introduce these "Looney Tunes"TM products in the Shanghai and Hangzhou markets in the summer of 1999.

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

With respect to the Hangzhou Meilijian operation, that joint venture company obtained revolving lines of credit from major state-owed commercial banks in China for working capital purposes. These lines of credit allowed the Company to borrow money up to RMB13 million (approximately US$1,570,000 as of December 31, 1998). These lines of credit have terms ranging from three months to seven months with a floating interest rate at July 31, 1998 ranging from 7.5% to 10% per annum subject to change based on notice from the central bank, People's Bank of China. In China, these lines of credit are generally renewable as long as Hangzhou Meilijian pays all interest on a timely basis.

During the process of acquiring from American Flavor China, Inc. the 52% of equity interest in and to Hangzhou Meilijian, the Company issued a promissory note to assume the American Flavor's debt owed to a supplier. The face value of that note was $282,637.53 at interest rate of 10.5% per annum without any collateral attached. The note has a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862.38 when the note will be due on July 15, 2000. The minimum cash payments are $87,000 in 1999 and approximately $203,462 in 2000. The note has a late charge article that the Company shall be charged by 3% of overdue principal and interest installment if the note holder does not receive the payment within 15 days of due dates.

In the course of setting up the Hangzhou Meilijian joint venture, HDC contributed fixed assets with a value in excess of its required capital contribution amount. Based on an agreement signed by the Chinese and American investors, the excess portion was treated as a fixed asset loan from HDC at an interest 8% per annum. The balance of this loan at December 31, 1998 was $560,080.

On January 1, 1994, HDC provided the Company with the use of its trademark, which was valued at RMB500,000 (approximately US$60,245). The Company recorded this trademark value as a part of deferred assets and a shareholder loan. The Company recorded amortization of RMB50,000 (approximately US$6,025) per year for trademark and paid cash of RMB50,000 to HDC per year against the shareholder loan. The balance of this loan at December 31, 1998 was $36,238. Accumulated interest on these loans amounted to $81,265.

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


PART II

ITEM 7 - FINANCIAL STATEMENTS (audited)
         FOR YEAR ENDED DECEMBER 31, 1998



               CHINA PEREGRINE FOOD CORPORATION AND SUBSIDIARY



                        ____________________________




             REPORT ON AUDITED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998



                        ____________________________



               China Peregrine Food Corporation and Subsidiary


                 Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants         F-3

Consolidated Financial Statements
  Balance Sheets                                           F-4
  Statements of Operations and Comprehensive Loss          F-6
  Statement of Shareholders' Equity                        F-7
  Statements of Cash Flows                                 F-8
  Summary of Accounting Policies                           F-10
  Notes to Financial Statements                            F-15


Report of Independent Certified Public Accountants



To the Board of Directors
China Peregrine Food Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of China Peregrine Food Corporation (a Delaware corporation) and subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Peregrine Food Corporation and subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles in the United States.



/s/ BDO Seidman, LLP

Los Angeles, California
March 31, 1999


               CHINA PEREGRINE FOOD CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                         -------------------------
                                                                            1997           1998
                                                                         -------------------------

Assets (Note 3)

Current assets
  Cash and cash equivalents                                              $  435,630     $  748,590
  Accounts receivable, less allowances for doubtful
   accounts of $20,546 and $848,116                                         390,132        509,717
  Subscription receivable                                                         -        235,000
  Other receivable                                                           18,135         73,963
  Inventory (Note 1)                                                         77,547        868,238
  VAT refund receivable                                                      31,525         51,069
  Prepaid expenses                                                          119,611         84,877
  Deposits                                                                   24,693         19,727
                                                                         -------------------------
Total current assets                                                      1,097,273      2,597,181
Property, plant and equipment, net (Notes 2 and 3)                        1,692,141      5,806,767
Construction in progress                                                    138,501         55,735
Goodwill                                                                          -        293,096
Trademark and other deferred expenses                                             -        119,827
Proprietary technology, net                                                  60,593         52,242
Start up costs, net                                                         428,389        248,732
                                                                         -------------------------

Total assets                                                             $3,416,897     $9,173,580
                                                                         =========================

Liabilities and Shareholders' Equity

Current liabilities
  Bank loans in Meilijian (Note 3)                                       $        -     $1,425,345
  Bank loans in GFP (Note 3)                                                905,819      1,147,523
  Current portion of long-term bank loan in GFP (Note 3)                    120,776              -
  Current portion of note payable                                                 -         58,104
  Accounts payable                                                          215,381        868,760
  Accrued liabilities                                                       800,064      1,178,563
  Accrued payroll                                                                 -         39,162
  Advances from customers                                                    10,681        241,354
  Dividends payable                                                          85,050        200,667
                                                                         -------------------------
Total current liabilities                                                 2,137,771      5,159,478

Note payable, less current portion (Note 4)                                       -        192,741
Long term bank loan in GFP, less current portion (Note 3)                   205,319              -
Long-term related party loan (Note 4)                                             -        677,583
                                                                         -------------------------
Total liabilities                                                         2,343,090      6,029,802
Minority interest                                                           265,831      1,128,787

Commitments and contingencies (Note 1 and 10)

Shareholders' Equity (Notes 8 and 9):
  Series A convertible preferred stock, par value $0.001 per share,
   500,000 shares authorized, 500,000 shares issued and
   outstanding                                                                  500            500
  Series B convertible, 9% cumulative, and redeemable preferred
   Stock, stated value $1.00 per share, 1,260,000 shares authorized,
   1,260,000 shares issued and outstanding, redeemable at
   $1,260,000                                                             1,260,000      1,260,000
  Series C convertiable, 8% cummulative and redeemable
   Preferred stock, stated value $3.00 per share, 83,334
   Shares issued and outstanding                                                  -        250,000
  Common stock, par value $0.001 per share, 20,000,000 shares
   Authorized, 5,289,000 and 7,717,957 shares issued and
   Outstanding                                                                5,289          7,718
  Stock subscribed                                                                -        235,000
  Additional paid-in capital                                              4,075,130      7,427,082
  Accumulated deficit                                                    (4,370,266)    (7,031,046)
  Accumulated other comprehensive loss                                     (162,677)      (134,263)
                                                                         -------------------------

Total shareholders' equity                                                  807,976      2,014,991
                                                                         -------------------------

Total liabilities and shareholders' equity                               $3,416,897     $9,173,580
                                                                         =========================


  See accompanying summary of accounting policies and notes to consolidated financial statements.

               CHINA PEREGRINE FOOD CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           AND COMPREHENSIVE LOSS

                                                                     Years ended December 31,
                                                                    ---------------------------
                                                                       1997            1998
                                                                    ---------------------------

Net sales                                                           $   730,195     $ 2,870,714

Cost of goods sold                                                      852,277       2,859,694
                                                                    ---------------------------

Gross margin (loss)                                                    (122,082)         11,020

Selling expense                                                         380,836         523,465
General and administrative expense                                    1,873,360       2,106,641
                                                                    ---------------------------

Loss from operations                                                 (2,376,278)     (2,619,086)

Other (income) expense:
  Interest expense, net                                                 234,517         299,735
  Other - net                                                           (58,200)         97,327
                                                                    ---------------------------

Loss before income taxes                                             (2,552,595)     (3,016,148)

Income taxes (Note 6)                                                         -               -
                                                                    ---------------------------

Loss before minority interest                                        (2,552,595)     (3,016,148)

Less loss of subsidiaries attributable to minority interest            (474,007)       (554,319)
                                                                    ---------------------------

Net loss                                                             (2,078,588)     (2,461,829)

Dividends accrued for Series B preferred stock                           85,050         113,400
Dividends accrued for Series C preferred stock                                -          85,551
                                                                    ---------------------------

Net loss applicable to common shares                                $(2,163,638)    $(2,660,781)
                                                                    ===========================

Loss per share                                                      $     (0.59)    $     (0.41)
                                                                    ===========================

Weighted average number of common shares outstanding                  3,681,827       6,430,337
                                                                    ===========================

Comprehensive loss and its components consist of the following:

Net loss                                                            $(2,078,588)    $(2,461,829)

Foreign currency translation adjustment                                   1,839          28,414
                                                                    ---------------------------

Comprehensive loss                                                  $(2,076,749)    $(2,433,415)
                                                                    ===========================


  See accompanying summary of accounting policies and notes to consolidated financial statements.


               CHINA PEREGRINE FOOD CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                                        Accumulated
                                                                    Additional                             Other
                                                                     Paid-In   Accumulated    Stock    Comprehensive
                               Shares     Amount    Shares   Amount  Capital     Deficit    Subscribed     Loss         Total
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996            - $        - 1,040,000  1,040    908,115  (2,206,628)              (164,516)    (1,461,989)

Recapitalization                500,000        500 1,285,000  1,285                                                        1,785
Issuance of Series B
 preferred stock              1,260,000  1,260,000                                                                     1,260,000
Assumption of CPEL's accrued
 legal fees                                          200,000    200    199,800                                           200,000
Issuance of stock for legal
 fees for fund raising                                15,000     15     14,985                                            15,000
Issuance of stock for stock
 promotion service                                   100,000    100     99,900                                           100,000
Issuance of stock for
 finder's fees                                        35,000     35     34,965                                            35,000
Rule 504 Regulation D
 issuance                                            975,000    975    974,025                                           975,000
Issuance of stock for
 finders' fee                                         10,000     10      9,990                                            10,000
Rule 144 issuance                                  1,320,000  1,320  1,318,680                                         1,320,000
Issuance of stock for
 consulting service                                   24,000     24     23,976                                            24,000
Issuance of stock for
 accounting service                                   15,000     15     14,985                                            15,000
Rule 144 issuance                                    200,000    200    199,800                                           200,000
Issuance of stock for
 consulting service                                   25,000     25     24,975                                            25,000
Issuance of stock for a
 director's fee                                       25,000     25     24,975                                            25,000
Issuance of stock for travel
 expense                                              20,000     20     19,980                                            20,000
Net loss                                                                        (2,078,588)                           (2,078,588)
Compensation due to issuance
 of options                                                            205,979                                           205,979
Preferred stock dividends
 accrued                                                                           (85,050)                              (85,050)
Translation adjustments                                                                                     1,839          1,839
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997    1,760,000 $1,260,500 5,289,000 $5,289 $4,075,130 $(4,370,266)             $(162,677)   $   807,976
=================================================================================================================================

Issuance of stock in
 exchange for stock
 promotion service                                    50,000     50     49,950                                           50,000
Issuance of stock to acquire
 2.4% interest in GFP                                120,000    120    119,880                                          120,000
Issuance of stock to in
 exchange for furniture
 purchases                                             5,272      5     11,857                                           11,862
Rule 506 Regulation D
 issuance                                            557,000    557  1,391,943                                        1,392,500
Issuance of stock to acquire
 52% interest in Meilijian                         1,531,685  1,532  1,530,153                                        1,531,685
Issuance of stock for
 warrants exercised                                  165,000    165    164,835               100,000                    265,000
Issuance of Series C
 preferred to Utah Resource
 International, Inc.             83,334    250,000                                                                      250,000
Deemed dividends                                                        83,334     (83,334)                                   0
Stock subscribed                                                                             135,000                    135,000
Net loss                                                                        (2,461,829)                          (2,461,829)
Series B preferred stock
 dividends                                                                        (113,400)                            (113,400)
Series C preferred stock
 dividends                                                                          (2,217)                              (2,217)
Translation adjustments                                                                                    28,414        28,414

Balance, December 31, 1998    2,010,000 $1,510,500 7,717,957 $7,718 $7,427,802 $(7,031,046)  235,000    $(134,263)   $2,014,991
                              =================================================================================================


               CHINA PEREGRINE FOOD CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents

                                                               Years ended December 31,
                                                             -----------------------------
                                                                 1997             1998
                                                             -----------------------------

Cash flows from operating activities:
  Net loss                                                   $(2,163,638)     $(2,461,829)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                398,261          732,684
    Provision for bad debts                                        7,362           16,178
    Inventory provision                                                -           37,291
    Loss on disposal of fixed assets                                 869          108,459
    Stock issuance in exchange for services and expenses         269,000           66,862
    Directors compensation for options granted                   205,979                -
    Minority interest                                           (474,007)         862,957
    Increase (decrease) from changes in:
      Accounts receivable                                       (146,986)        (732,544)
      Other receivable                                            11,976         (255,441)
      Inventory                                                  (28,216)        (746,725)
      VAT refund receivable                                       (4,366)         (25,543)
      Prepaids and other assets                                 (124,126)           8,734
      Accounts payable                                          (153,644)         691,402
      Advances from customers                                          -          230,673
      Accrued liabilities                                        186,683          261,444
      Dividends payable                                           85,050
                                                             -----------------------------

Net cash provided by (used in) operating activities           (1,929,803)      (1,205,398)
                                                             -----------------------------

Cash flows from investing activities
  Purchase of equipment and machinery                           (128,727)         (81,787)
  Additions to construction in progress                                -           (3,570)
  Acquisition American Flavors interest                                -         (236,980)
                                                             -----------------------------

Net cash used in investing activities:                          (128,727)        (322,337)
                                                             -----------------------------

Cash flows from financing activities:
  Proceeds of related party loans                              1,515,000                -
  Repayment of related party loan                             (1,581,279)               -
  Repayment on notes payable                                           -          (32,000)
  Increase in related party loan                                       -           16,787
  Proceeds of Series A preferred stock                               500                -
  Proceeds of issuance to founders                                 1,285                -
  Proceeds from Rule 504 offering                                975,000                -
  Proceeds from Rule 144 offering                              1,520,000                -
  Proceeds from Rule 506 offering                                      -        1,387,500
  Proceeds of Series C preferred stock                                 -          250,000
  Proceeds from warrants exercised                                     -          165,000
                                                             -----------------------------

Net cash provided by financing activities                      2,430,506        1,787,287
                                                             -----------------------------

Effect of exchange rate changes on cash                            5,468           53,409
                                                             -----------------------------

Net increase in cash and cash equivalents                        377,444          312,960

Cash and cash equivalents, beginning of year                      58,186          435,630
                                                             -----------------------------

Cash and cash equivalents, end of year                       $   435,630      $   748,590
                                                             =============================

Cash paid during the year:
  Interest                                                   $   211,096      $   265,523


Supplemental Disclosure of Non-Cash Activities:

In 1997 the Company issued 1,260,000 shares of Series B preferred stock at a stated value of $1.00 per share to three shareholders in consideration for their assumption of the obligation to repay $1,260,000 of a line of credit utilized by CPEL for operations during 1995 and 1996.

In 1997, the Company issued a total of 469,000 shares of common stock at $1.00 per share to various individuals and entities in connection with the assumption of the obligation to repay accrued legal expense of $200,000 incurred by CPEL and the payment of various services or expense aggregating $269,000. Please see details in Note 9.

In 1997, the Company granted to four non-employee directors 1,638,828 options to purchase common stock. According to SFAS 123, the Company recognized compensation expense of $205,979 by adding the same amount to additional paid-in capital.

In January 1998, the Company issued 50,000 shares of common stock at $1.00 per share in exchange for stock promotion services provided by a capital service company.

On February 2, 1998, the Company issued 5,272 shares of common stock at $2.25 per share to an individual in exchange for his services in connection with the furnishing of the Company's corporate office.

On February 19, 1998 the Company issued 120,000 shares of common stock at $1.00 per share to Amer-China Partners, Limited (ACPL) pursuant to a signed agreement dated October 1, 1997 to acquire all of ACPL's interest and rights (2.4%) in and to the Green Food Peregrine Children's Food Co. Ltd.

On May 2, 1998, as part of a Rule 506 Regulation D offering, the Company issued 2,000 shares of common stock at $2.50 per share in exchange for accounting services provided by two existing shareholders.

On August 8, 1998 the Company issued 1,531,685 shares of common stock at $1.00 per share as consideration for 52% of American Flavor China's interest in and rights to Hangzhou Meilijian Dairy Products Co. Ltd.

On December 29, 1998, the Company sold 50,000 shares of Series C preferred stock to an institutional investor at $3.00 per share with 450,000 warrants attached at an exercise price of $1.00 per share expiring at April 30, 1999. Accordingly, the Company recorded a stock subscription of $135,000, net of expense of $15,000 as of December 31, 1998. The Company received the proceeds of $135,000 on January 4, 1999.

On October 1998, the Board of Directors of the Company decided to reduce the exercise price of warrants issued during the Rule 504, Regulation D offering in 1997 from $5.00 to $1.00. Subsequently, certain holders of 265,000 warrants exercised their warrants at $1.00 per share. The Company issued 165,000 shares of common stock in December and recorded $100,000 of stock subscribed as of December 31, 1998, which has been fully collected in February 1999.


  See accompanying summary of accounting policies and notes to consolidated financial statements.


               CHINA PEREGRINE FOOD CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

China Peregrine Food Corporation (formerly Shakespeare Holding, Inc.) (the Company) was incorporated under the laws of the State of Delaware on April 26, 1996. Shakespeare Holdings, Inc. was a shell company without any substantial assets and operating activities until it merged with China Peregrine Enterprises, Ltd. in March, 1997.

In February, 1997, the Company issued 25,000 shares of common stock to acquire a 100% equity interest in Manor Products Corp. (Manor), a Delaware company, established on January 26, 1996. Manor was a shell company with 331 shareholders.

On March 5, 1997, the Company issued 1,040,000 shares of its common stock in exchange for a 100% equity interest in China Peregrine Enterprise, Limited (CPEL). CPEL was a Texas limited partnership, which was created for the sole purpose of controlling the operation of a joint venture in Shanghai, China known as Green Food Peregrine Children's Food Co. Ltd.

Green Food Peregrine Children's Food Co. Ltd. (GFP) is a foreign investment equity joint venture with registered capital of US$5 million and established under the law of People's Republic of China on July 3, 1993. The Company accounted for 67.6%, China National Green Food Corporation accounted for 30%, and Amer-China, an Illinois limited partnership, accounted for 2.4% of the GFP's equity interest as of December 31, 1997. GFP has been focusing on providing better nutrition for infants and children in China through the development of advanced food technology and marketing expertise from the West. Currently, GFP is manufacturing and distributing dairy products in Shanghai, China and is developing a number of new and non-carbonated beverages for infants and school age children. GFP has intentions to operate in the cities with a population more than 2 million throughout China.

On May 2, 1998, the Company approved and ratified an agreement between the Company and China National Green Food Corporation to satisfy the need for additional capital for GFP by the contribution of $1,500,000 by the Company over the next 18 months. This contribution will constitute an increase in the registered capital in GFP attributed to the Company and a commensurate increase in the equity holding of the Company in GFP from 70% (after the approval of the Company's acquisition of ACPL's equity interest) to 76.92%. In addition, the right to match this additional capital contribution to maintain the status quo of the investment has been waived by China National Green Food Corporation.

In line with Chinese government regulations, the change of investment ratio in GFP must be approved by the Ministry of Foreign Trade and Economic Cooperation (MOFTEC) in China. Therefore, the Company has agreed to provide an interim loan of $500,000 in traunches to GFP and convert this loan into registered capital upon obtaining MOFTEC's approval.

This issuance of the Company's common stock to the former CPEL's partners made the Company become an active operating entity. Generally accepted accounting principles requires that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose, therefore, this transaction has been accounted for as a "reverse acquisition" for financial reporting purposes. The relevant acquisition process utilizes the capital structure of Shakespeare Holdings, Inc. and the assets and liabilities of CPEL and its subsidiary are recorded at their historical cost.

CPEL is the continuing operating entity for financial reporting purposes and the financial statements prior to March 5, 1997 represent CPEL's financial position and results of operations. The assets of $1,785 and shareholders' equity of $1,785 of Shakespeare Holdings, Inc. are included as of March 5, 1997. Although CPEL is deemed to be the acquiring company for financial accounting and reporting purpose, the legal status of the Company as the surviving corporation does not change.

Concurrent with the reverse acquisition, the Company changed its corporate name from Shakespeare Holdings, Inc. to China Peregrine Food Corporation with headquarters located in West Palm Beach, Florida.

On June 18, 1998, the Company entered into a definitive agreement with American Flavor China, Inc. a U.S. based entity to acquire its 52% equity interest in Hangzhou Meilijian Dairy Products, Co. Ltd. (HMDP) This acquisition transaction was effective on August 1, 1998. The terms of this acquisition are as follows: 1) to assume $285,637 of debt of American Flavor China, Inc., 2) to pay cash of $210,000, and 3) to issue 1,531,685 shares of the Company's common stock at $1 per share. As a result of this acquisition transaction, the Company recognized goodwill of $319,741, which will be amortized over a period of five years on a straight-line basis.

The Company has suffered recurring losses from operations and had negative working capital. Management of the Company has taken and continues to take various steps to raise necessary funds for its operational activities and improve its operating efficiency. In January 1999, the Company signed a Master Licensing Agreement with Warner Brothers Consumer Products Co.. and obtained the right to utilize Warner Brothers' "Looney Tunes"TM character images and names in the Shanghai and Hangzhou greater metropolitan areas. This licensing agreement gives the Company exclusive rights with respect to such images and names in the defined geographic regions for use in connection with specified categories of products sold by the Company's subsidiaries in those areas. The Company will introduce these "Looney Tunes"TM products in the Shanghai and Hangzhou markets in the summer of 1999. In addition, the Company has negotiated a private offering for additional equity financing having maximum proceeds of $2,500,000. That offering will involve the issuance of a new class of convertible preferred at a purchase price of $2.50 per share. During 1999, the Company received a "term sheet" for this transaction, which has been approved by management. The Company has been informed that the transaction can be closed by the end of May 1999. See fund raising activities disclosed in Note 9 and Note 11.

Basis of Accounting

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which include the accounts of the Company and its subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interests in the two Chinese joint ventures has been reported as a separate line item on the consolidated balance sheet. The consolidated financial statements are presented in U.S. dollars.

Revenue Recognition

The Company recognizes revenue when the risk of loss for the product sold passes to the customer which is generally when goods are shipped.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory Valuation

Inventory is stated at the lower of cost or market. Costs are determined on a first-in and first-out basis.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company's foreign subsidiary are determined using local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is injected. Income statement accounts are translated at the average rate of exchange during the year. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed primarily utilizing the straight-line method over the estimated useful lives of the assets as follows:

                                            Estimated Useful
                                                  Life
                                               (in years)
                                            ----------------

Plant and building                                 20
Machinery and equipment                            10
Computer, office equipment and furniture            5
Vehicles                                            5


Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of income.

VAT Refund Receivable

The Company's subsidiary in China, GFP, is subject to value added tax (VAT) imposed by the Chinese government on its domestic sales. The output VAT is 17% for sales of chocolate milk and 13% for sales of fresh milk. The input VAT is paid when GFP purchases raw materials. According to the relevant government regulation, the input VAT can be offset against output VAT. The VAT payable account balance is the amount of output VAT reduced by the amount of input VAT on a cumulative basis. VAT refund receivable is the excess of input VAT over output VAT.

Construction in Progress

Construction in progress represents another plant in Beijing, China. The construction in progress is stated at cost. All direct costs relating to the construction of the plant are capitalized as long-term assets.

Proprietary Technology

The proprietary technology is composed mainly of patents and recipes for various milk products and other drinking products. The proprietary technology is being amortized over a period of ten years starting from April 1995, when GFP began its commercial production in China.

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in business combinations in 1998. Goodwill is amortized on a straight line basis over five years.

Periodically, the Company reviews the recoverability of goodwill as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of." The measurement of possible impairment is based primarily on the undiscounted future operating cash flows without interest charges of the acquired entity over the remaining amortization period. Based upon its most recent analysis, the Company believes that no material impairment exists at December 31, 1998. The assessed recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The amortization expense for the year ended December 31, 1998 was $26,645.

Start Up Costs

Start up costs represents costs incurred in setting up the GFP headquarters and its plants in order to operate on a commercial basis. Such costs are capitalized and amortized over a period of five years from the date of commencement of business.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable and the deferred income tax asset allowance. Actual results could differ from those estimates.

Accounts Receivable and Concentration of Credit Risk

The Company's main business are manufacturing and distribution. During the normal course of business, the Company extends unsecured credit to its customers located in Shanghai area. The Company reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year end. The Company maintains its cash accounts in high quality financial institution.

Fair Value of Financial Instruments

The carrying amount of cash, trade accounts receivable, notes receivable, trade accounts payable, accrued payable and notes payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's credit facilities approximate fair value because the interest rates on these instruments are subject to change with market interest rates.

Income Taxes

The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Accounting for the Impairment of Long Lived Assets and of the long-lived Assets to Be Disposed of

Statement of the Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of" (SFAS 121) establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company has adopted this accounting standard and its effects on the financial position and the results of operations were immaterial.

Earnings (Loss) Per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The statement replaces the calculation of primary and fully diluted earnings
(loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. All earnings (loss) per share amounts have been restated to conform to the requirements of SFAS 128. For the years ended December 31, 1997 and 1998, total stock options and stock warrants of 4,029,553 and 4,945,867 were not included in the computation of diluted earnings per share owing to their antidilutive effect.

Stock-based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123). The Company adopts the intrinsic value method of accounting for employee stock options and disclose the pro forma impact on net income and earnings per share as if the fair value based method had been applied. For equity instruments, including stock options issued to non-employee, including directors, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 1998 presentation.

Comprehensive Income (Loss)

During the year ended January 1, 1999 the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners. Adoption of SFAS 130 did not have a material impact on the Company's financial position or results of operations.

New Accounting Standards Not Yet Adopted

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

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities" which will be effective for financial statements for fiscal years after December 15, 1998 and requires that costs of start-up activities, including organization costs, be expensed as incurred. In accordance with SOP 98-5, the Company expects to write off start up costs in its subsidiaries in the first quarter of 1999, the effect will be $248,732.

Note 1.  Inventory

Inventory consists of:

                        December 31,
                    -------------------
                     1997        1998
                    -------------------

Raw materials       $69,678    $554,069
Finished goods        7,869     314,169
                    -------------------
Total               $77,547    $868,238
                    ===================


Note 2.  Property, Plant and Equipment

Property, plant and equipment consists of:

                                                     December 31,
                                              --------------------------
                                                 1997           1998
                                              --------------------------

Plant and buildings                           $  495,661     $ 1,774,021
Machinery                                      1,306,070       5,203,059
Computer, office equipment and furniture         172,100         494,835
Vehicles                                         236,567         307,155
                                              --------------------------

                                               2,210,398       7,779,071
Accumulated depreciation and amortization       (518,257)     (1,972,303)
                                              --------------------------
Property, plant and equipment, net            $1,692,141      $5,806,767
                                              ==========================


Note 3.  Bank Loans

The balances of the short-term bank loans in Meilijian consists of:

                                              December 31,
                                                 1998
                                              ------------

      Bank of China                            $1,244,157
      Construction Bank of China                  181,188
      Industry and Commerce Bank of China               -
                                               ----------
      Total                                    $1,425,345
                                               ==========


The Company obtained revolving lines of credit from major state-owed commercial banks in China for working capital purposes. In the aggregate, these lines of credit allowed the Company to borrow money up to RMB13 million (approximately US$1,570,000 as of December 31, 1998). These lines of credit have terms ranging from three months to seven months with a floating interest rate at December 31, 1998 ranging from 7.5% to 10% per annum subject to change based on notice from the central bank, People's Bank of China.
In China, these lines of credit are generally renewable as long as Meilijian pays all interest on a timely basis.

All these lines of credit were guaranteed by Hangzhou AOYIPOLLEN Pharmaceutical Co. Ltd., a related party to Hangzhou United Dairy Company. At December 31, 1998, all the lines of credits from Bank of China were collateralized by substantially all the fixed assets of Hangzhou Meilijian, in addition to the guarantee provided by Hangzhou AOYIPOLLEN Pharmaceutical Co., Ltd.

The balances of the bank loans in GFP consists of:

                                                              December 31,
                                                        -------------------------
                                                           1997           1998
                                                        -------------------------

      Construction Bank of China - short term           $  905,819     $  881,781
      Development Bank of China - short term               120,776        265,742
      Development Bank of China - long term portion        205,319
                                                        -------------------------
      Total                                             $1,231,914     $1,147,523
                                                        =========================


The repayment of these two loans was delayed as of December 31, 1997. In June 1998, GFP entered into an agreement with the above two banks, respectively, regarding the repayment of these two loans. The agreement specifies that GFP would make payment of approximately $50,000 quarterly to each bank beginning September 1998 and that all the remaining balance due to each bank would be paid off as of December 31, 1999. As of December 31, 1998, GFP's repayment is current.

Note 4.  Long-Term Debt

During the process of acquiring from American Flavor China, Inc. the 52% of equity interest in and to Meilijian, the Company issued a promissory note to assume the American Flavor's debt owed to a supplier. The face value of that unsecured note was $282,637.53 at an interest rate of 10.5% per annum. The balance at December 31, 1998 was $250,845. The note has a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862.38 on July 15, 2000. The minimum cash payments are $87,000 in 1999 and 203,462 in 2000. The note has a late charge article that the Company will be charged 3% of overdue principal and interest if the note holder does not receive the payment within 15 days of the monthly due dates.

Long Term Related Party Loan

Related party loan consisted of:

      December 31,                                   1998
                                                     ----

      Shareholder loans-Fixed assets               $560,080
      Shareholder loans-Trademark                    36,238
      Shareholder loans - Interest accumulated       81,265
                                                   --------
      Long-term related party loans                $677,583
                                                   ========


In the course of setting up Hangzhou Meilijian, the Chinese investor, Hangzhou United Dairy Co. (HDC), contributed fixed assets with a value in excess of its required capital contribution amount. Based on an agreement signed by the Chinese and American investors, the excess portion was treated as a fixed asset loan from HDC at an interest 8% per annum.

On January 1, 1994, HDC provided the Company with the use of its trademark, which was valued at RMB500,000 (approximately US$60,245). The Company recorded this trademark value as a part of deferred assets and a shareholder loan. The Company recorded amortization of RMB50,000
(approximately US$6,025) per year for trademark and paid cash of RMB50,000 to HDC per year against the shareholder loan.

Note 5.  Related Party Transactions

a)  Related Party Loans from China National Green Food Company

During the organization period of GFP, China National Green Food Corporation, one of the three partners of GFP, wired RMB6,600,000 (approximate US$795,353) in the form of shareholder's loan to GFP to finance its activities. In April, 1996, China National Green Food Corporation wired another RMB2,000,000 (approximately US$241,016) in the form of shareholder's loan to GFP. All these shareholder's loans have been converted to paid-in capital to satisfy the registered capital requirements contained in the Article of Association of GFP. To date, a total of interest payable of RMB882,721 (approximately US$106,375) has been converted into paid-in capital as part of the registered capital under the name of China National Green Food Corporation.

In April and November 1996, China National Green Food Corporation loaned RMB350,000 (approximately US$42,178) and RMB200,000 (approximately US$24,101), respectively, to GFP to finance its working capital. An interest rate of 12.4% per annum was applied to determine relevant interest accrual. These two loans were being paid off in September and October, 1997, respectively.

c)  Related Party Loans from Shareholders of the Company

In January and March, 1997, one shareholder and three shareholders together provided loan of US$200,000 and US$1,315,000, respectively, to satisfy registered capital needs of GFP by the end of March, 1997. These two loans were paid off during May and June 1997 by using the proceeds of various stock offerings.

d)  Related party purchase

Meilijian purchased from ranches owned by Hangzhou United Dairy Company raw milk of US$2,933,221 and US$1,480,528 for the period ended December 31, 1997 and 1998.

Note 6.  Income Taxes

For federal income tax purpose, income tax expense in 1996 for CPEL was passed through to the individual partners. From January 1 to March 5, 1997, CPEL did not have any operating activities.

The Company's subsidiaries, GFP and HMDP, are operating in China and subject to the Chinese Foreign Investment Enterprise Income Tax at the rate of 33%, of which 30% is attributed to central government and 3% to provincial government. In line with relevant income tax law, a foreign investment enterprise with an operating period of more than ten years is entitled to have a 100% income tax credit for two years and a 50% income tax credit for three years starting from the first profit-making year and the net operating losses can be carried forward for five years. The following tables reflect the consolidated income tax provision for the Company.

                                 Years ended December 31,
                                 ------------------------
                                     1997         1998
                                 ------------------------
Current
  Federal                          $      -     $      -
  Foreign                                 -            -
                                   ---------------------
                                   $      -     $      -
                                   =====================


The components of the net deferred tax assets and liabilities are as follows:

                                                 December 31,
                                         ----------------------------
                                            1997             1998
                                         ----------------------------

The U.S. Company
  Deferred tax assets:                   $   298,161      $   902,832
    Net operating loss carryforwards        (298,161)        (902,832)
                                         ----------------------------
    Valuation allowance                            0                0
                                         ----------------------------

Foreign (China)
  Deferred tax assets:                             0           12,304
    Inventory allowance                        6,780          281,259
    Bad debt allowance                     1,303,234        1,770,201
                                         ----------------------------
    Net operating loss carryforwards      (1,310,014)      (2,063,764)
                                         ----------------------------
    Valuation allowance                            0                0
                                         ----------------------------
                                         $         0      $
                                         ============================


Management is unable to determine whether the realization of the net deferred tax asset is more likely than not, therefore, a 100% valuation allowance has been established.

The difference between the effective tax rate and that computed under the federal statutory rate is as follows:

                                         December 31,
                                      -------------------
                                       1997        1998
                                      -------------------

Federal statutory rate                (34.0)%     (34.0)%
Utilization of net operating loss      34.0%       34.0%
                                      -----------------
                                        0.0%        0.0%
                                      =================


At December 31, 1998, the Company had net operating loss carryforwards of approximately $2,600,000 with expirations through 2019 in the U.S. and approximately $5,400,000 with expirations through 2004 in China.

Note  7.  Commitments and Contingencies

Commitments

The Company leases office space at its corporate offices in Florida under operating leases expiring in February, 2004.

The Company's subsidiary in China, GFP, has leased the plant land and office building in Shanghai under operating leases expiring at June 30, 2043 and a month to month tenancy, respectively.

The Company's subsidiary in China, Hangzhou Meilijian Dairy Company, has leased the plant land from the City of Hangzhou under operating leases expiring at December 31, 2013.

Future minimum rental payments required under operating leases that have an initial or a remaining lease term in excess of one year at December 31, 1998 are as follows:

Year ending December 31,            Amount
------------------------          ----------

       1999                       $   95,175
       2000                           76,611
       2001                           76,611
       2002                           76,611
       2003                           76,611
       Thereafter                  1,164,730
                                  ----------
                                  $1,566,349
                                  ==========


Rental expense for the years ended December 31, 1997 and 1998 was approximately $82,728 and $112,396, respectively.

Note 8.  Reorganizations and Recapitalization

(a) In February, 1997, the Company reorganized its members of the founding group. As a result, the total founders increased from one entity to three individuals and two entities. Consequently, 788,000 shares of common stock and 500,000 shares of preferred stock with a par value of $0.001 per share were issued to the newly joined founders.

      Each share of Series A preferred stock entitles its holder to receive dividends at the same rate paid to common shareholders. Unless the Company pays or declares dividends with respect to common shares, the Company has no obligation to declare or pay dividends with respect to Series A preferred stock. Each share of Series A preferred stock is convertible into one share of common stock, as adjusted, for such things as stock split, stock dividends and other similar dilutive occurrence. At any time subsequent to December 31, 1997 the holder of each share of Series A preferred stock is allowed to convert all or part of the Series A preferred shares into corresponding shares of common stock.

(b) On March 5, 1997, the Company issued 1,040,000 shares of common stock in exchange for a 100% equity of China Peregrine Enterprises, Limited
(CPEL). CPEL was, a Texas limited partnership, set up to manage its interest in the China operation conducted by a Chinese joint venture known as Green Food Peregrine Children's Food Co. Ltd. (GFP). As the two major partners of CPEL were members of the founding group of the reorganized Company, this reverse acquisition was reported as a related party transaction and accounted for in a manner similar to a pooling of interest.

The following table presents all outstanding shares of common stock and Series A preferred stock before the reverse acquisition transaction closed:

                                                 Series A
                                              Preferred Stock        Common Stock        Additional
                                             -----------------    -------------------     Paid-in
                                             Shares     Amount    Shares       Amount     Capital      Total
                                             ----------------------------------------------------------------

Beginning balance at January 1, 1997               -     $  -       472,000    $  472      $    -      $  472

Issuance of Series A Preferred Stock         500,000      500             -         -           -         500

Issuance of common stock to new founders           -        -       788,000       788           -         788

Issuance of common stock to acquire Manor
 Products Corp.                                    -        -        25,000        25           -          25
                                             ----------------------------------------------------------------
Total shareholders' equity                   500,000     $500     1,285,000    $1,285      $    -      $1,785
                                             ================================================================


Note 9.  New Issuance of Common Stock and Preferred Stock

(a) On March 15, 1997, the Company issued 1,260,000 shares of Series B preferred stock with a stated value $1.00 per share to three shareholders after they assumed the Company's obligation to repay approximately $1,260,000 for an outstanding line of credit owed by CPEL to a Tennessee-based financial institution. The outstanding line of credit was incurred during 1995 and 1996 in connection with operation of CPEL and was paid off in full in October, 1997.

      The shares of Series B preferred stock have three features. First, each share of Series B preferred stock is convertible into one share of common stock, as adjusted, for such things as stock split, stock dividends and other similar dilutive occurrence. At any time subsequent to December 31, 1998 the holder of each share of Series B preferred stock, is allowed to convert all of part of the Series B preferred shares into corresponding shares of common stock. Second, each share of Series B preferred stock entitles its holder to accumulate dividends at 9% per annum even if the dividends are payable only upon dissolution and liquidation of the Company and redemption called by the Company. However, each share of Series B preferred stock entitles its holder to receive dividends at the same rate paid to common shareholders if the Company declares or pays dividends to common shareholders. Third, the shares of Series B preferred stock are redeemable at $1.00 per share totaling $1,260,000 called by the Company any time after December 31, 1998.

(b) On May 31, 1997, the Company closed a Rule 504, Regulation D limited public offering of 975,000 units (each unit consisting of one share of common stock and a warrant for one share of common stock) at $1.00 per unit. The net proceeds of this offering amounted to $975,000. These funds were utilized to repay shareholders' loans to the Company, the proceeds of which were utilized to satisfy the registered capital requirements of GFP.

(c) Subsequent to the Rule 504, Regulation D offering in 1997, the Company conducted a Section 4(2) private placement to issue 1,520,000 shares of common stock at $1.00 per share. The investor group involved in this Rule 144 offering was made up largely of the same investor group involved with the Rule 504, Regulation D offering. The total proceeds from this private placement amounted to $1,520,000.

(d) During 1997, the Company incurred consulting, legal and accounting expenses relating to these two fund raising activities, and other directors' fees and travel expenses. In order for the Company to pay these expenses and discharge the obligation to pay the legal expenses incurred in 1995 and 1996 by CPEL, it issued a total of 469,000 shares of common stock at $1.00 per share. These non-cash transactions are presented as follows:

                                                                  Common Stock        Additional
                                                               ------------------      Paid-in
                                                    Date       Shares      Amount      Capital       Total
                                                  ----------------------------------------------------------

Assumption of CPEL's accrued legal fees           03/15/97     200,000      $200       $199,800     $200,000

Issuance of stock for legal fees relating to
 fund raising                                     03/30/97      15,000        15         14,985       15,000

Issuance of stock for stock promotion service     04/15/97     100,000       100         99,900      100,000

Issuance of stock for stock promotion service     05/01/97      35,000        35         34,965       35,000

Issuance of stock for stock promotion service     06/01/97      10,000        10          9,990       10,000

Issuance of stock for consulting service          07/01/97      24,000        24         23,976       24,000

Issuance of stock for accounting service          10/01/97      15,000        15         14,985       15,000

Issuance of stock for consulting service          10/15/97      25,000        25         24,975       25,000

Issuance of stock for a directors' fee            11/01/97      25,000        25         24,975       25,000

Issuance of stock for travel expense              11/17/97      20,000        20         19,980       20,000
                                                  ----------------------------------------------------------
                                                               469,000      $469       $468,531     $469,000
                                                  ==========================================================


e) On January 15, 1998, the Company issued 50,000 shares of common stock at $1.00 per share in exchange for stock promotion services provided by a capital service company.

f) On February 2, 1998, the Company issued 5,272 shares of common stock at $2.25 per share to an individual in exchange for his services in connection with the furnishing of the Company's corporate office.

g) On May 2, 1998, the Company issued 557,000 units (each unit composed of one share of common stock and one warrant to purchase one share of common stock) at a price of $2.50 per unit, pursuant to a private offering in accordance with the exemption provided in Rule 506, Regulation D. The net proceeds of this offering were $1,387,500. Among the 557,000 shares issued, 2,000 shares valued at $5,000 were issued in exchange for accounting service. The holders of such warrants are entitled to purchase, from time to time, up to 557,000 shares of common stock, par value $0.001 per share, at an exercise price of $1.00 per share, at any time after June 30, 1998 and through and including June 30, 2003.

h) On February 19, 1998, the Company issued 120,000 shares of common stock at a price of $1.00 per share to Amer-China Partners, Limited (ACPL) pursuant to a signed agreement dated October 1, 1997 to acquire ACPL's entire interest and right (2.4%) in and to the Green Food Peregrine Children's Food Co. Ltd.

i) On July 31, 1998, the Company issued 1,531,685 shares of common stock to American Flavor China, Inc. to acquire its 52% of equity interest in and to Hangzhou Meilijian Dairy Products Co. Ltd. at $1.00 per share.


      This transaction was accounted for a purchase and the operation results of Meilijian are included as of the date of acquisition.

      The unaudited pro forma results of operations presented below reflect the Company's operations as though the acquisition had taken place at the beginning of each period presented. The pro froma results have been prepared for comparative purposes only, and are not necessarily indicative of what the actual result of operations would have been had such acquisitions occurred at the beginning of the periods presented, or what results of operations will be in the future.

                                                 Years ended December 31,
                                               ---------------------------
                                                   1997            1998
                                                   ----            ----

Revenues                                       $ 6,874,882     $ 5,702,139
Operating income (loss)                         (2,548,983)     (2,637,030)
Net loss                                        (2,254,484)     (3,020,240)
Basic loss per share                                  (.45)          (0.45)
Diluted loss per share                                (.45)          (0.41)
Basic average number of common shares
 outstanding                                     3,213,512       7,345,152
Diluted average number of common shares
 outstanding                                     5,213,512       7,345,152


j) In October 1998, the Board of Directors of the Company decided to reduce the exercise price of warrants issued during the Rule 504, Regulation D offering in 1997 from $5.00 to $1.00. Subsequently, certain holders of 265,000 warrants exercised their warrants at $1.00 per share. The Company issued 165,000 shares of common stock in December and recorded $100,000 of stock subscribed as of December 31, 1998, which was fully collected in February 1999.

k) On November 19, 1998 the Company conducted a Rule 504 Regulation D offering to sell Series C preferred stock to two institutional investors in order for the Company to raise funds to increase its equity capital interest in GFP in 1999. One institutional investor purchased on November 19, 1998, 83,334 shares of Series C preferred stock at $3.00 per share with 83,334 warrants attached at an exercise price of $1.00 per share. The other institutional investor purchased on December 29, 1998 another 50,000 shares of Series C preferred stock at $3.00 per share with 450,000 warrants attached at an exercise price of $1.00 per share and the relevant proceeds were received on January 4, 1999. The total net proceeds of the Rule 504 offering was $385,000, net of offering expenses of approximately $15,000.

Each share of Series C preferred stock has the following features: 1) stated value of $3 per share, 2) dividend accrued at 8% per annum and payable in cash of common stock at the Company's option and upon conversion, at the option of the holder, or redemption, 3) no voting right, and 4) convertible into common stock.

The conversion feature is specified in the offering memorandum as follows: the number of shares of common stock issuable upon conversion of each share of Series C preferred stock shall equal (i) the sum of (A) the stated value per share and (B) at the holder's election accrued and unpaid dividends on such share, divided by (ii) the conversion price. The conversion price for each share of Series C convertible preferred stock in effect on any conversion date shall be the lesser of (a) 75% of the average per share market price on the date of the applicable holder conversion notice or (b) $3.00 per share, provided that, during the period from November 1, 1998 through February 29, 1999, the conversion price shall not be less than $1.00 for each share of underlying common stock (the price floor), which price floor shall be applicable to the aggregate number of issued and outstanding Series C preferred stock held by any one holder, as follows:
100% during November 1998; 75% during December 1998; 50% during January 1999; 25% during February 1999; and no applicable price floor thereafter.

On November 19, 1998, the Company recognized a deemed dividend of $83,334 because of the beneficial built in conversion feature which allows each share of preferred stock to be converted into each share of common stock at 75% of market price at issuing date. As a result of implementing the accrued dividend policy for the Series C preferred stock, the Company recognized $2,217 of dividends payable to the 83,334 shares of Series C preferred stock.

Note 10.  Stock Warrants and Options

In 1997, the Company issued warrants for 975,000 shares of common stock as part of the units sold in the Rule 504, Regulation D limited public offering. These warrants may be exercised at any time after May 31, 1998, and from time to time thereafter through and including March 31, 1999.

During 1997, the Company signed a total of four stock options agreements with certain shareholders and non-employee directors. These warrants and four stock option agreements are summarized as follows:

                                              Warrants/
                                  Grant        Options       Exercise      Vesting      Expiration
                                   Date        Granted        Price        Period          Date

Warrants issued in Rule 504
 Regulation D offering            5/31/97     $  975,000      $1.00       12 months       3/31/99
Warrants issued in Rule 506,
 Regulation D offering             6/2/98        557,000       1.00         None        6/30/2003
Warrants issued with Series C
 Preferred Stock                 11/19/98         83,334       1.00         None          5/10/99
Warrants exercised               12/15/98       (165,000)      1.00         None                -
Warrants issued with Series C
 Preferred Stock                 12/29/98        450,000       1.00         None          4/30/99
                                              ----------
Total outstanding warrants                     1,900,334

Agreement One                     4/29/97     $1,005,533      $1.00         None        4/28/2002
Agreement Two                     4/30/97      2,000,000       1.00         None        4/29/2002
Agreement Three                   10/1/97         25,000       1.00         None        9/30/2002
Agreement Four                    10/1/97         15,000       1.00         None        9/30/2002
                                              ----------

Total options outstanding at
 December 31, 1998                             3,045,533


The Company adopted FAS 123 to account for its stock warrants and options granted during 1997 and 1998. Accordingly, a compensation cost of $205,979 has been recognized for the options granted to non-employee directors during 1997.

A summary of the status of the Company's stock options and warrants as of December 31, 1997 and 1998 with changes during the year then ended are presented below:

                                                                              Weighted Average
                                                                 Shares        Exercise Price
                                                                ------------------------------

Outstanding at January 1, 1997                                          -              -
Total Granted                                                   4,020,553          $1.00
                                                                ------------------------

Total warrants and options outstanding and exercisable
 at December 31, 1997                                           4,020,553          $1.00

Warrants exercised in 1998                                       (165,000)
Warrants granted in 1998                                        1,090,334
                                                                ------------------------

Total warrants and options outstanding and exercisable at
 December 31, 1998                                              4,945,867          $1.00
                                                                ========================

Weighted average fair value of options and warrants
 granted during 1998                                            4,945,867          $1.00
                                                                ========================


The following table summarizes information about stock options and warrants outstanding at December 31, 1998:

                         Warrants/Options Outstanding             Options Exercisable
                   ----------------------------------------     ------------------------
                                    Weighted
                                     Average       Weighted                     Weighted
                                    Remaining      Average                      Average
                     Number        Contractual     Exercise       Number        Exercise
Exercise Price     Outstanding        Life          Price       Exercisable      Price
                   ---------------------------------------------------------------------

    $1.00           3,045,533       3.34 Yrs.       $1.00        3,045,533        $1.00
    $1.00           1,900,334        .29 Yrs.       $1.00        1,900,334        $1.00
                    ---------                                    ---------

                    4,945,867       2.21            $1.00        4,945,867        $1.00
                    =========                                    =========


Note 11.  Subsequent Events

a)  New issuance of Convertible Preferred Stock in 1999

On March 9, 1999, the Company conducted a Rule 506 Regulation D offering to sell Convertible Series D preferred stock to three institutional investors in order for the Company to raise working capital for its operations in 1999. On that date, the Company sold 50,000 units (each unit composed of one share of Series D Convertible Preferred Stock and one warrant to purchase shares of the Company's common stock at $2.96 per share expiring at March 9, 2002) at a price of $10.00 per unit.

Three institutional investors purchased 16,250 shares, 16,250 shares, and 17,500 shares of Series D convertible preferred stock at $10.00 per unit.

Each share of Series D preferred stock entitles the holder to receive or accrue dividends at the rate of 6% simple interest per annum, which is payable in cash or common stock quarterly at the Company's option and to convert into common stock. The payment of dividends shall be made first to the Series D Convertible preferred stockholders before dividends or other distributions are made on any common stock, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock. The Series D Preferred Stock has no voting rights.

The number of shares of common stock issuable upon conversion of each share of Series D Preferred Stock shall equal (i) the sum of (A) the Stated Value per share and (B) at the holder's election accrued and unpaid dividends on such share, divided by (ii) the conversion price. The conversion price shall be equal to the lessor of: (i) 100% of the average of the closing bid price of the Company's common stock for the trading day immediately preceding the date of issuance of the shares of Series D Preferred Stock to the holders; or (ii) 80% of the average of the three lowest closing bid prices for the 22 trading days immediately preceding the conversion of the respective shares of Series D Preferred Stock.

The aggregate gross proceeds from selling these 50,000 units was $500,000, which the Company received on March 10, 1999, net of expense of $30,000. In addition, the three institutional investors have committed to invest additional $500,000, which will occur upon the completion of certain 1933 Act registration events as spelled out in the Subscription Agreement. The Company anticipates to complete filing an SB-2 registration statement on or about April 16, 1999. The finder fees for this fund raising exercise were paid in the form of 3,5000 shares of Series D Convertible preferred stock and 50,000 warrants to purchase the Company's common stock at exercise price of $2.96 expiring at March 9, 2002.

b)  Additional Financing

During the months of March and April 1999, the Company negotiated a private offering for additional equity financing having maximum proceeds of $2,500,000. That offering will involve the issuance of a new class of convertible preferred at a purchase price of $2.50 per share. On April 9, 1999, the Company received a "term sheet" for this transaction, which has been approved by management. The Company has been informed that the attorneys for the investors' agent are in the process of drafting the required documentation and that the transaction can be closed by the end of May 1999.


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


PART III

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

The following table relates to executive compensation paid during 1997 and 1998

                            ------Annual Compensation------     ---Long-Term Compensation---
                                                                   Stock
                                                                   Awards
Name & Position              Salary      Bonus      Total       (Restricted)      Options(1)
                            ----------------------------------------------------------------

Roy G. Warren               $120,000               $120,000                        410,914
President
[8/15/97 to date]

George Holdsworth
President
[4/20/97 to 8/15/97]
Chief Operating Officer
[4/20/97 to 4/30/98]

Charles Beech                                                                      510,914
Chairman
[4/20/97 to 6/1/97
and 4/30/98 to date]
Chief Executive Officer
[4/20/97 to date]

Dale Reese                                                                         700,000
Chairman/Treasurer
[6/1/97 to 8/15/97]
Paul Downes (2)                                                                  1,383,705
Chairman
[8/15/97 to 4/30/98]

Philip Pearce
Director                                                                            25,000(3)
[4/20/97 to date]

<F1>  (1)  The Options listed above were authorized by a Directors' resolution on April 20, 1997. At that time, a market did not exist for the Company's unrestricted shares, which had a par value of $0.001.

<F2>  (2)  These options were granted to Tamarind Management, Ltd., an affiliate of Mr. Downes.

<F3>  (3)  Issued in 1997.


Option Grant Table
------------------

                            Securities
                            Underlying     Percentage     Per Share      Expiration
Name & Position             Options(1)      of Total      Exercise $        Date
-----------------------------------------------------------------------------------

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

<F2>  (2)  These options were granted to Tamarind Management, Ltd., an affiliate of Mr. Downes.


Aggregated 1998 Fiscal Year End Option Value Table
--------------------------------------------------


                            Securities Underlying      Value of "In The Money"
Name & Position             Unexercised Options(1)       Unexercised Options
---------------             ----------------------     -----------------------

Roy G. Warren                       410,914                     $-0-
President
[8/15/97 to date]

Charles Beech                       510,914                     $-0-
Chairman
[4/20/97 to 6/1/97
and 4/30/98 to date]
Chief Executive Officer
[4/20/97 to date]

Dale Reese                          700,000                     $-0-
Chairman/Treasurer
[6/1/97 to 8/15/97]

Paul Downes (3)                   1,383,705                     $-0-
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

Title of Class (1)        Name & Address of (2)         Amount & Nature of (3)     Percent of (4)
                            Beneficial owner               Beneficial Owner            Class
-------------------------------------------------------------------------------------------------

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

Holder                     Type of Security               Number of Shares of
                                                         Common Stock (Issued
                                                     or Capable of Being Acquired)
----------------------------------------------------------------------------------

Mr. Dale Reese        Common                                     840,544
                      Warrants                                   100,000
                      Series A Convertible Pref.                 500,000
                      Series B Convertible Pref.               1,017,441
                      Options                                    700,000

Tamarind              Common                                     687,000
Management, Ltd.      Series B Convertible Pref.                 107,440
                      Options                                  1,383,705

Mr. Paul Downes       Common                                      24,182

Peregrine
Enterprises, Inc.     Common                                     360,000

Mr. Charles Beech     Common                                     200,000
                      Options                                    510,914

<F4>  (4)  Includes issued shares of common stock plus the shares of common stock underlying warrants, options and convertible preferred stock issued by the Company, which can be acquired within sixty (60) days.

(b) The following includes all who served as directors or executive officers in 1998, who hold equity securities of the Company and the total held by all directors and executive officers. This table includes issued shares of common stock plus the shares of common stock underlying warrants, options and convertible preferred stock issued, which can be acquired within sixty (60) days, as above.


Title of Class          Name & Address of          Amount & Nature of      Percent
                        Beneficial Owner           Beneficial Owner(1)     Class
----------------------------------------------------------------------------------

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

Holder                         Type of Security              Number of Shares of
                                                             Common Stock (Issued
                                                         or Capable of Being Acquired)
--------------------------------------------------------------------------------------

Mr. Dale Reese            Common                                     840,544
                          Warrants                                   100,000
                          Series A Convertible Pref.                 500,000
                          Series B Convertible Pref.               1,017,441
                          Options                                    700,000

Tamarind                  Common                                     687,000
Management, Ltd.          Series B Convertible Pref.                 107,440
(c/o Mr. Paul Downes)     Options                                  1,383,705
Mr. Paul Downes           Common                                      24,182
(Individually)

Peregrine
Enterprises, Inc.         Common                                     360,000
(c/o Mr. C. Beech)

Mr. Charles Beech         Common                                     200,000
(Individually)            Options                                    510,914

Roy G. Warren             Common                                     188,000
                          Options                                    410,914

Robert Cummings           Common                                     200,000
                          Warrants                                   200,000

Michael G. Lucci          Common                                     410,000
                          Warrants                                   200,000

John McCormack            Common                                     100,000
                          Warrants                                   100,000

Phillip Pearce            Common                                      25,000

Michael L. Davis          Options                                     25,000

Susan Lurvey              Common                                      12,000


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

In the course of setting up the Hangzhou Meilijian joint venture, HDC contributed fixed assets with a value in excess of its required capital contribution amount. Based on an agreement signed by the Chinese and American investors, the excess portion was treated as a fixed asset loan from HDC at an interest 8% per annum. The balance of this loan at December 31, 1998 was $560,080.

On January 1, 1994, HDC provided the Company with the use of its trademark, which was valued at RMB500,000 (approximately US$60,245). The Company recorded this trademark value as a part of deferred assets and a shareholder loan. The Company recorded amortization of RMB50,000 (approximately US$6,025) per year for trademark and paid cash of RMB50,000 to HDC per year against the shareholder loan. The balance of this loan at December 31, 1998 was $36,238. Accumulated interest on these loans amounted to $81,265.

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

            SEC
Exhibit     Reference
No.         No.           Title of Document
-------     ---------     -----------------

1a          2             Asset Purchase Agreement
                          China Peregrine Enterprises, Limited

1b          2             Interim Agreement to Operate
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
                          Statements, Years Ending
                          December 31,1996, 1997  & July 30, 1998

*     Filed herewith.


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, China Peregrine Food Corporation has caused this amended report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                       CHINA PEREGRINE FOOD CORPORATION

                                       By: /S/ Roy G. Warren, President


In accordance with the Securities Exchange Act of 1934, China Peregrine Food Corporation has caused this amended report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                      Title                   Date
---------                      -----                   ----

/S/ Charles Beech       Chairman, Director        April 15, 1999

/S/ Roy G. Warren       President, Director       April 15, 1999

/S/ Susan Lurvey        Secretary, Treasurer      April 15, 1999
