Form 10QSB
period 1999-03-31
CHINA PEREGRINE FOOD CORP
filed 1999-05-17
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
QUARTERLY OR TRANSITIONAL REPORT

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended March 31, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   Commission File Number          0-20549

                      CHINA PEREGRINE FOOD CORPORATION
       (Exact name of registrant as specified in its amended charter)


              Delaware                               62-1681831
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

           11300 US Highway 1, North Palm Beach, Florida 33408 USA
                  (Address of principal executive offices)

                               (561) 625-1411
                        Registrant's telephone number

---------------------------------------------------------------------------

               (Former name, former address and former fiscal
                     year if changed since last report)

Check whether the issuer

      (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
      (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

        Date          Class         Shares Outstanding
      05/13/99     Common Stock         8,207,178



CHINA PEREGRINE FOOD CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements                                  F-1

        Condensed consolidated balance sheets as of           F-1
        March 31, 1999 (unaudited) and December 31, 1998

        Condensed consolidated statements of operations       F-3
        (unaudited) for the three months ended
        March 31, 1999 and 1998

        Condensed consolidated statements of cash flows       F-4
        (unaudited) for the three months ended
        March 31, 1999 and 1998

        Notes to condensed consolidated financial
        statements (unaudited)                                F-5

Item 2. Management's Discussion and Analysis of Financial       7
        Condition and Results of Operations



PART II - OTHER INFORMATION

Item 2. Changes In Securities and Use of Proceeds              10

Item 6. Exhibits and reports on Form 8-K                       13

SIGNATURES                                                     13

EXHIBITS                                                       14



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              China Peregrine Food Corporation and Subsidiaries
                         Consolidated Balance Sheets


                                                                         December 31, 1998     March 31, 1999
                                                                         -----------------     --------------
                                                                             (Audited)          (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                                                 $   748,590         $   876,033
  Accounts receivable, less allowances for doubtful
   accounts of $648,504 and $648,449                                            509,717             485,327
  Subscription receivable                                                       235,000                   -
  Other receivable                                                               73,963             207,286
  Inventory                                                                     868,238           1,166,498
  VAT refund receivable                                                          57,069              53,069
  Prepaid expenses                                                               84,877              88,708
  Deposits                                                                       19,727              10,000
                                                                             ------------------------------
Total current assets                                                          2,597,181           2,886,321

Property, plant and equipment, net                                            5,806,767           5,699,260
Construction in progress                                                         55,735              90,546
Goodwill                                                                        293,096             277,109
Licensing agreement, net                                                              -             278,571
Trademark and other deferred expenses                                           119,827              53,614
Proprietary technology, net                                                      52,242              50,149
Start up costs, net                                                             248,732                   -

Total assets                                                                 $9,173,580           9,335,570
                                                                             ==============================


        See accompanying notes to consolidated financial statements.


              China Peregrine Food Corporation and Subsidiaries
                         Consolidated Balance Sheets

                                                                         December 31, 1998     March 31, 1999
                                                                         -----------------     --------------
                                                                             (Audited)          (Unaudited)

Liabilities and Shareholders' Equity
Current liabilities:
  Bank loan in Meilijian                                                    $ 1,425,345         $ 1,425,224
  Bank loan in GFP                                                            1,147,523           1,147,426
  Current portion of obligation - licensing agreement                                 -              63,750
  Current portion of note payable                                                58,104              59,642
  Accounts payable                                                              868,760           1,067,668
  Accrued liabilities                                                         1,178,563           1,166,100
  Accrued payroll                                                                39,162              49,791
  Advances from customers                                                       241,354             255,946
  Dividends payable                                                             200,667             236,512
                                                                            -------------------------------

Total current liabilities                                                     5,159,478           5,472,059
Note payable, less current portion                                              192,741             175,904
Long-term related party loan                                                    677,583             682,775

Obligation - licensing agreement, less current portion                                -             191,250
                                                                            -------------------------------

Total liabilities                                                             6,029,802           6,521,988


Minority interest                                                             1,128,787             917,373
Commitments and contingencies

Shareholders' Equity

  Series A convertible preferred stock; par value $0.001 per share,
   500,000 shares authorized, 500,000 shares issued and
   outstanding                                                                      500                 500
  Series B convertible, 9% cumulative, and redeemable preferred stock; stated value $1.00 per share, 1,260,000 shares authorized,
   1,260,000 shares issued and outstanding, redeemable at
   $1,260,000                                                                 1,260,000           1,260,000
  Series C convertible,8% cumulative and redeemable preferred stock, stated value $3.00 per share , 56,324 shares issued and
   outstanding                                                                  250,000             168,970
  Series D convertible, 6% cumulative and redeemable preferred stock, stated value $10.00 per share, 53,500 shares issued and
   outstanding                                                                        -             535,000
  Common stock; par value $0.001 per share, 20,000,000 shares authorized, 7,717,957 and 8,403,462 shares issued and
   outstanding                                                                    7,718               8,403
  Additional paid-in capital                                                  7,427,082           8,087,427
  Stock subscribed                                                              235,000                   -
  Accumulated deficit                                                        (7,031,046)         (8,028,460)
  Translation adjustments                                                      (134,263)           (135,630)
                                                                            -------------------------------
Total shareholders' equity                                                    2,014,991           1,896,210
                                                                            -------------------------------
Total liabilities and shareholders' equity                                  $ 9,173,580           9,335,570
                                                                            ===============================

           See accompanying to consolidated financial statements.



              China Peregrine Food Corporation and Subsidiaries
                    Consolidated Statement of Operations

                                                                    Three Months     Three Months
                                                                       Ended            Ended
                                                                     March 31,        March 31,
                                                                        1998             1999
                                                                    ------------     ------------
                                                                    (Unaudited)      (Unaudited)

Sales                                                                $  160,398       $1,246,413
Cost of goods sold                                                      198,891        1,113,624
                                                                     ---------------------------
Gross margin (loss)                                                     (38,493)         132,789

Selling expense                                                          73,727          192,480
General and administrative expense                                      498,168          765,731
                                                                     ---------------------------

Loss from operations                                                   (610,388)        (825,422)

Other expense:
  Interest expense, net                                                  38,857           86,300
  Other, net                                                             94,594            1,456
                                                                     ---------------------------

Loss before income taxes                                               (743,839)        (913,178)
Income taxes                                                                  -                -
                                                                     ---------------------------

Loss before minority interest                                          (743,839)        (913,178)

Less: losses in subsidiaries attributed to minority interest            (91,358)        (211,328)
                                                                     ---------------------------

Loss before cumulative effect of change in accounting principle        (652,481)        (701,850)

Cumulative effect of change in accounting principle - write-off of
 start up costs                                                               -         (259,719)
                                                                     ---------------------------

Net loss                                                             $ (652,481)        (961,569)
Dividends accrued for Series B preferred stock                          (28,350)         (28,350)
Dividends accrued for Series C preferred stock                                -           (5,444)
Dividends accrued for Series D preferred stock                                -           (2,051)

Net loss applicable to common shareholders                           $ (680,831)        (997,414)
                                                                     ===========================

Loss per share                                                       $    (0.13)           (0.13)
                                                                     ===========================

Weighted average number of common shares outstanding                  5,384,351        7,979,103
                                                                     ===========================

Comprehensive loss and its components consist of the Following:
Net Loss                                                             $ (652,481)      $ (961,569)
Foreign currency translation adjustment                                  (5,736)          (1,367)
                                                                     ---------------------------

Comprehensive loss                                                     (658,217)        (962,936)

        See accompanying notes to consolidated financial statements.


              China Peregrine Food Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
              Increase (Decrease) in Cash and Cash Equivalents


                                                                Three              Three
                                                             Months Ended       Months' Ended
                                                            March 31, 1998     March 31, 1999
                                                            --------------     --------------
                                                             (Unaudited)        (Unaudited)

Cash flows from operating activities
  Net loss                                                   $  (652,481)       $  (961,569)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                162,193            493,483
    Issuance of stock in exchange for services                    61,862             35,000
    Minority interest                                           (111,033)          (211,415)
    Increase (decrease) from changes in:
      Accounts receivable                                         15,658             24,446
      Other receivable                                           (64,970)          (133,306)
      Inventory                                                   (3,214)          (298,260)
      VAT refund receivable                                       31,525             57,069
      Prepaids and other assets                                   42,425            (56,300)
      Deposits                                                     6,661              9,727
      Accounts payable                                           130,747            224,024
      Advances from customers                                     25,552             14,592
      Accrued liabilities                                         39,684            (26,955)
                                                             ------------------------------

Net cash used in operating activities                           (315,391)          (829,464)
                                                             ------------------------------

Cash flows from investing activities
  Purchase of equipment and machinery                             (1,721)           (31,521)
  Additions of construction in progress                                             (34,812)
                                                             ------------------------------

Net cash used in investing activities                             (1,721)           (66,333)
                                                             ------------------------------

  Increase in notes payable                                       45,313                  -
  Increase in related party loan                                       -              5,192
  Repayment of note payable                                            -            (15,299)
  Repayment of loan obligation from licensing agreement                -            (45,000)
  Proceeds of Series C Preferred stock                                 -            135,000
  Proceeds of Series D Preferred stock                                 -            500,000
  Proceeds from stock warrants exercised                               -             30,000
  Advances from Subscribers                                      877,500
  Proceeds of Section 4(2) private offering                            -            415,000
                                                             ------------------------------

Net cash provided by financing activities                        922,813          1,024,893
                                                             ------------------------------

Effect of exchange rate changes on cash                           (6,508)            (1,653)
                                                             ------------------------------

Net increase in cash and cash equivalents                        599,193            127,443

Cash and cash equivalents, beginning of period                   435,630            748,590
                                                             ------------------------------

Cash and cash equivalents, end of period                     $ 1,034,823        $   876,033
                                                             ==============================

Cash paid during the period:
  Interest                                                   $    54,257        $   100,295
  Income taxes                                                         -                  -
                                                             ==============================


Supplemental disclosure of non-cash activities:

An institutional holder of Preferred stock Series C converted 27,010 shares into 90,505 shares of common stock from January 4, 1999 through to February 23, 1999.

An institutional holder of Preferred stock Series C converted a total of 50,000 shares of Preferred stock Series C into 150,000 shares of common stock on February 18, 1999 and February 19, 1999, respectively.(25,000 shares per each conversion)


        See accompanying notes to consolidated financial statements.

Organization and Business

China Peregrine Food Corporation (the Company) was incorporated under the laws of the State of Delaware on April 26, 1996.

The Company and its subsidiaries, Green Food Peregrine (GFP) and Hangzhou Meilijian (Meilijian), are engaged in the processing, marketing and distribution of dairy products in the People's Republic of China. Among the equity interest of GFP, the Company accounted for 70% and China National Green Food Corporation accounted for 30% as of March 31, 1999. In Hangzhou Meilijian, the Company accounted for 52% of equity interest and a Chinese joint venture partner accounted for the remaining equity interest as of March 31, 1999. The business of the Company also involves the acquisition or construction of other dairy processing plants in cities located in the People's Republic of China having a population of at least two million

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest in the Chinese joint venture has been reported as a separate line item on the consolidated balance sheet. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1998.


              China Peregrine Food Corporation and Subsidiaries

                 Notes to Consolidated Financial Statements
                                 (Unaudited)


Note 2 - Income Taxes

As of December 31, 1998, for federal income tax purposes, the Company had approximately $902,832 in net operating loss carryforwards expiring through 2013. The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code Section 382 in connection with certain stock issuances by the Company.

Note 3 - Licensing Agreement with Warner Brothers Consumer Products Co.

In January 1999, the Company signed a Master Licensing Agreement with Warner Brothers Consumer Products Co. and obtained the right to utilize Warner Brothers' Looney Tunes character images and names in the Shanghai and Hangzhou greater metropolitan areas. This licensing agreement gives the Company exclusive rights to such images and names in the defined geographic regions for use in connection with specified categories of products sold by the Company's subsidiaries in those areas. The company will introduce these Looney Tunes products in the Shanghai and Hangzhou markets in the summer of 1999.

The Company recorded the gross amount of $300,000 as licensing agreement and an obligation to licensing agreement of $300,000 simultaneously. An amount of $45,000 was payable upon the signing of this agreement and the balance should be paid by ten installments of $21,250 per installment payment on or before the following dates: September 30, 1999; December 31, 1999; March 31, 2000; June 30, 2000; September 30, 2000; December 31,
2000; March 31, 2001; June 30, 2001; September 30, 2001; December 31, 2001
and one final payment of $42,500 on or before March31, 2002.

Note 4 - Transactions in Shareholders' Equity

In January 1999, the Company collected net proceeds of $135,000, net of issuance expenses of $15,000 and issued 50,000 shares of Preferred stock Series C accordingly.

In March 1999, the Company collected proceeds of $30,000 which represented 30,000 warrants exercised at a price of $1.00 per share and issued 30,000 shares of common stock accordingly. These warrants were issued in November 1998, as part of the Company's Rule 504 offering of its Series C
Convertible Preferred Stock.

From January 1 to March 31, 1999, the company conducted a private sale of its common stock and received total proceeds of $415,000 with the issue of 415,000 shares of common stock.

In March 1999, the Company conducted a Rule 506, Regulation D offering to issue 100,000 shares of its Series D Convertible Preferred Stock, with possible total proceeds of $1,000,000. The Company also issued 3,500 shares of the Series D Preferred Stock at a price of $10.00 per share to pay a finders fee to a financial institution. On March 9, 1999, the Company issued 50,000 shares of the Series D Preferred Stock, with gross proceeds of $500,000. This offering provides for an additional $500,000 in gross proceeds upon the occurrence of certain events pertaining to the filing and effective date of an SB-2 "shelf" registration statement for the resale of the Company's common stock underlying the Series D Convertible Preferred.


              China Peregrine Food Corporation and Subsidiaries

                 Notes to Consolidated Financial Statements
                                 (Unaudited)

Note 5 - Subsequent Events

On April 16, 1999, the Company filed a SB-2 "shelf" registration statement with SEC to register the resale of the shares of its common stock underlying the conversion of the Series D Convertible Preferred Stock and issued an additional 25,000 shares of its Series D Convertible Preferred Stock, with gross proceeds of $250,000.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Three Months Ended March 31, 1999 and 1998

Period from January 1, 1999 to March 31, 1999
---------------------------------------------

RESULTS OF OPERATIONS

At March 31, 1999, the Company had an accumulated deficit of $8,028,460. The Company had cash on hand of $876,033 and reported total shareholders' equity of $1,896,210.

The Company had net sales of $1,246,413 and a gross profit of $132,789. In addition to the $1,113,624 of cost of sales, the Company had selling expenses of $192,480 and general and administrative expenses of $765,731. After interest expenses of $86,300 and other net expenses of $1,456 and the cumulative effect of a change in accounting principle of $259,719, the Company had a net loss of $961,414, resulting in a loss per share of $.13.

As the same as in the prior period, general and administrative expenses for the three months ended March 31, 1999 have been and are continuing to be a significant percentage of revenue at this stage of the Company's existence.

Three Month Period Ended March 31, 1999
Compared to Three Month Period Ended March 31, 1998
---------------------------------------------------

Revenues increased almost 677% to $1,246,413 in 1999 from $160,398 in 1998. The main reason for this is the inclusion of the revenues from Meilijian for the three months ended March 31, 1999.

Cost of goods sold increased approximately 460% to $1,113,624 in 1999 from $198,891 in 1998. The increase was due mainly to higher revenue that requires a corresponding increase in cost of goods sold. However, the cost of goods sold as a percentage of revenue decreased to 89% in 1999 from 124% in 1998. Consequently, the gross profit ratio increased to 11% in 1999 from negative 24% in 1998. The reason for negative gross profit in 1998 was that the production volume was still under the necessary volume that would bring the Company to a break-even level.

Selling expenses increased approximately 161% to $192,480 in 1999 from $73,727 in 1998. This was also due to the inclusion of the operating results of Meilijian for the three months ended March 31, 1999.

General and administrative expenses increased approximately 54% to $765,731 in 1999 from $498,168 in 1998. The US corporate office's general and administrative expenses increased approximately 45% to $512,652 in 1999 from $352,313 in 1998. The general and administrative expenses incurred in the China operations, increased approximately 74% to $253,079 in 1999 from $145,855 in 1998. This was also due to the inclusion of the operating results of Meilijian for the three months ended March 31, 1999. Overall, as a percentage of total revenue, the general and administrative expenses decreased to 61% in 1999from 311% in 1998.

Interest expense increased approximately 122% to $86,300 in 1999 from $38,857 in 1998. The increase was due to the inclusion of the operating results of Meilijian for the three months ended March 31, 1999.

Consequently, the net loss applicable to the common shares increased approximately 46% to $997,414 in 1999 from $680,831 in 1998. The net loss to the common shares as a percentage of revenue decreased to 80% in 1999 from 424% in 1998.

The Company reported a loss per share of $0.13 in 1999 and $0.13 in 1998. The status quo in the loss per share was due to new issues of common shares. As of March 31, 1998 there were 5,464,272 shares of common stock outstanding and as of March 31, 1999 there were 8,403,462 shares of common stock outstanding. Due to the timing of issuance of new shares, the weighted average number of common shares outstanding in 1999 was only 7,979,103. The loss per share in 1999 remained approximately constant compared to that in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31 1998, the Company reported that net cash used in operating activities was $315,391 and net cash provided by financial activities was $922,813 with a negative $6,508 effect of exchange rate changes on cash.

As of March 31, 1999, the Company reported that net cash used in operating activities was $829,464, net cash used in investing activities was $66,333 and net cash provided by financing activities was $1,024,893 with a negative $1,653 effect of exchange rate changes on cash.

Net cash used in operating activities decreased 136% to $829,464 in the first three months of 1999 from $315,391 used in operating activities in the same period of 1998. The cash used in operating activities decreased mainly due to net losses from operating activities of $961,569.

Net cash used in investing activities increased to $66,333 in the first three months of 1999 from $1,721 in the same period of 1998.

Net cash provided by financing activities increased to $1,024,893 in the first three months of 1999 from $922,813 in the same period of 1998. The major reason for this increase was due to many fund raising exercises conducted in the first three months of 1999, compared to the advance from subscribers of $877,500 during the same period in 1998.

The Company's requirements for cash (other than for acquisition activities) consist of (1) purchasing transportation equipment for distribution of its products; (2) expenses relating to product development, marketing and advertising in Shanghai and, to a lesser extent, in Hangzhou; and (3) repaying loans to state-owned Chinese banks in the aggregate amount of approximately $1.5 million by the end of 1999.

EFFECTS OF INFLATION

The Company believes that inflation has not had material effect on its net sales and results of operations

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

The Company's operating subsidiaries, Green Food Peregrine and Hangzhou Meilijian, are located in China. They buy and sell products in China using Chinese Renminbi as functional currency. Based on Chinese government regulation, all foreign currencies under the category of current account are allowed to freely exchange with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, there is no assurance that there will be no significant change in exchange rates in the near future.

YEAR 2000 STATEMENT

We are currently in the process of identifying, evaluating and implementing changes to computer systems in the United States and the Green Food Peregrine facility in Shanghai, People's Republic of China, as necessary. At present, the operation of the Company's Hangzhou facility does not utilize computers. This issue affects computer systems that have date sensitive software programs or chipsets that may not recognize the year 2000. Systems that do not recognize such information properly could generate erroneous data or cause a system to fail, resulting in an interruption of normal business activities.

We have arranged with a third party vendor to conduct a comprehensive analysis of the Company's in house computers with respect to potential Year 2000 problems. Our internal analysis has revealed the existence of one micro computer which, owing to its age, bears a high risk of date sensitive operation. We anticipate the completion of the third party analysis prior to the end of the 1999 second quarter, and immediate remediation, if necessary, owing to the small number of micro computers (less than 10) utilized by the Company and its subsidiaries. Given the benefit to the Company of utilizing technology more advanced than exists in its present computers, and the utilization of readily available "off the shelf" hardware and software, the Company is prepared to upgrade or replace all problem computers immediately, where appropriate.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Working Capital Funding
-----------------------

Between January 1, 1999 and March 31, 1999, the Company issued 415,000 shares of its Common Stock to six individual investors. All investors receiving these shares were known to the Company and are "accredited" investors. The proceeds from this exercise aggregated $415,000. These shares of Common Stock were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, and the proceeds therefrom were used for general working capital.

Funding of Increase in Company's Equity Interest in Green Food Peregrine Joint Venture
------------------------------------------------------------------------

On May 2, 1998, the Company approved and ratified an agreement between the Company and China National Green Food for the increase of the Company's equity interest in Green Food Peregrine from 70% to 76.92%. This change in the ownership ratio will take place upon the payment of an additional US $1,500,000 in registered capital by the Company over an eighteen month period. Since Chinese government regulations required approval of this change of the investment ratio by the Ministry of Foreign Trade and Economic Cooperation, the Company agreed to an interim loan of US $500,000 to Green Food Peregrine, with the conversion of that loan to registered capital upon obtaining the required governmental approval. To fund this equity increase, commencing on October 21, 1998, the Company initiated a limited public offering of its Series C Convertible Preferred Stock, pursuant to Rule 504 of Regulation D. On November 19, 1998, the Company issued 83,334 shares of its Series C Convertible Preferred Stock, plus a like number of Warrants, at a price of $3.00 per share (including the Warrants) to Utah Resources International, Inc., a sophisticated investor, resulting in proceeds of $250,000. Subsequently, on December 29, 1998, this Rule 504 limited public offering was amended to offer and issue 50,000 shares of like Series C Convertible Preferred Stock, plus nine Warrants per share, at a price of $3.00 per share (including Warrants), to Explorer Fund Management, Inc., a sophisticated investor, resulting in proceeds of $150,000. The aggregate proceeds received from this Rule 504 limited public offering, which closed January 4, 1999, amounted to $400,000, with $150,000 of that amount being received by the Company during the period covered by this quarterly report.

Between January 1, 1999 and March 31, 1999, the Company issued 90,505 shares of its Common Stock to Utah Resources International, Inc., pursuant to its conversion of 27,010 shares of the Company's Series C Convertible Preferred Stock and the exercise of 30,000 Warrants. In addition, the Company issued 150,000 shares of its Common Stock to Explorer Fund Management, Inc., pursuant to its conversion of 50,000 shares of the Company's Series C Convertible Preferred Stock.

Additional Working Capital Funding
----------------------------------

On March 9, 1999, the Company issued 53,500 shares of its Series D Convertible Preferred Stock to three sophisticated corporate investors and one finder. All investors receiving these shares are "accredited" investors. The proceeds from this offer aggregated $500,000. These shares of Series D Convertible Preferred Stock were issued in reliance upon the exemption from registration provided in Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, and the proceeds therefrom were used for general working capital. The issue consisted of the Series D Convertible Preferred Stock at $10.00 per share, with Warrants to: Austinvest Anstalt Balzers, 16,250 Series D/16,250 Warrants for $162,500; Esquire Trade & Finance Inc.,16,250 Series D/16,250 Warrants for $162,500; Amro International, S.A., 17,500 Series D/17,500 Warrants for $175,000. The offering provided for second and third tranches of $250,000 each, the first which has occurred in April, 1999, and the third which will occur upon the completion of certain '33 Act registration events as spelled out in the Subscription Agreement.

Series D Convertible Preferred Stock Consisting of 115,000 Authorized
Shares.

Dividends
---------

Each share of Series D Convertible preferred stock entitles the holder to receive or accrue dividends at the rate of 6% simple interest per annum, as a percentage of the Stated Value ($10.00 per share) of the Series D Convertible Preferred Stock, which is payable in cash or common stock quarterly at the Company's option. The payment of dividends shall be made first to the Series D Convertible preferred stockholders before dividends or other distributions are made on any common stock, Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock. The availability of funds to the Company is dependent upon dividends or distribution of profits from its subsidiaries, and may be subject to regulatory control and approval by the appropriate government authorities on either a regional or national level in the People's Republic of China.

Voting Rights
-------------

Except as otherwise provided and as otherwise required by law, the Series D Convertible Preferred Stock shall have no voting rights, except as provided in the General Corporation Law of Delaware. So long as any shares of Series D Convertible Preferred Stock are outstanding, however, the Company shall not (a) alter or change adversely the powers, preferences or rights given to the Series D Convertible Preferred Stock, (b) alter or amend this Certificate of Designation, (c) authorize or create any class of stock ranking as to dividends or distribution of assets upon a Liquidation or otherwise, which class ranking is senior to the Series D Convertible Preferred Stock, (d) amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any holders, (e) increase the authorized number of shares of Series D Convertible Preferred Stock and (f) enter into any agreement with respect to the foregoing, without the affirmative vote of the holders of a majority of the shares of the Series D Convertible Preferred Stock then outstanding.

Conversion
----------

The holders of Series D Convertible Preferred stock shall be entitled to convert such stock into the Company's common stock at any time subsequent to the 91st day after issuance of such stock or upon the effectiveness of an SB-2 registration statement for the resale of the common stock underlying the Series D Convertible Preferred stock. The number of shares of common stock issuable upon conversion of each share of Series D Preferred Stock shall equal (i) the sum of (A) the Stated Value per share and (B) at the holder's election accrued and unpaid dividends on such share, divided by
(ii) the conversion price. The conversion price shall be equal to the lessor of: (i) 100% of the average of the closing bid price of the Company's common stock for the trading day immediately preceding the date of issuance of the shares of Series D Preferred Stock to the holders; or
(ii) 80% of the average of the three lowest closing bid prices for the 22 trading days immediately preceding the conversion of the respective shares of Series D Preferred Stock.

Adjustments to Conversion Price
-------------------------------

If the Company, at any time while any shares of Series D Convertible Preferred Stock are outstanding, shall (a) pay a stock dividend or otherwise make a distribution or distributions on shares of its Junior Securities payable in shares of Common Stock, (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares, or (d) issue by reclassification of shares of Common Stock any shares of capital stock of the Company, the Conversion Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock (excluding treasury shares, if any) outstanding before such event and of which the denominator shall be the number of shares of Common Stock outstanding after such event. Any such adjustment shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification.

Liquidation Preference
----------------------

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of Series D Convertible Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series D Convertible Preferred Stock an amount equal to the Stated Value plus all accrued but unpaid dividends per share, whether declared or not, before any distribution or payment shall be made to the holders of any Junior Securities, including the holders of common stock, Series A, Series B and Series C Convertible Preferred Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series D Convertible Preferred Stock shall be distributed among the holders of Series D Convertible Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Redemption
----------

From and after 40 days after the Effective Date of the Registration Statement for the resale of the common stock underlying the Series D Convertible Preferred stock s the Company will have the option of redeeming the Series D Preferred Stock by paying to the holder a sum of money equal to the Closing Bid Price of the common stock on the date notice of redemption is given to a holder, multiplied by the number of shares of common stock that would be issued upon conversion of the designated amount of Stated Value of Series D Preferred Stock being redeemed and the dividends accrued thereon, at the Conversion Price that would be in effect on the Redemption Date but in no event may the Redemption Amount be less than 120% of the Stated Value of the Series D Preferred Stock being redeemed plus the dollar amount of accrued dividends on the Series D Preferred Stock being redeemed.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits - Required by Item 601 of Regulation S-B.

            (4)   Series D Convertible Preferred Stock Designation

            (27) Financial data schedule

      (b) Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                       CHINA PEREGRINE FOOD CORPORATION
                                       (Registrant)

Date: May 14, 1999

                                       /s/ Roy G. Warren
                                       -----------------------------------
                                       Roy G. Warren, President