Form 10-Q
period 1999-06-30
CHINA PEREGRINE FOOD CORP
filed 1999-08-16
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 1999

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

------------------------------------------------------------------------------

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

        Date          Class         Shares Outstanding
      06/30/99     Common Stock         8,623,533


CHINA PEREGRINE FOOD CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements                                       F-1

         Condensed consolidated balance sheets as of                F-1
         June 30, 1999 (unaudited) and December 31, 1998

         Condensed consolidated statements of operations            F-3
         (unaudited) for the three and six months ended
         June 30, 1999 and 1998

         Condensed consolidated statements of cash flows            F-4
         (unaudited) for the six months ended
         June 30, 1999 and 1998

         Notes to condensed consolidated financial
         statements (unaudited)                                     F-6

Item 2.  Management's Discussion and Analysis of Financial            9
         Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds                   13

Item 6.  Exhibits and reports on Form 8-K                            14

SIGNATURES                                                           14

EXHIBITS                                                             15


PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                      China Peregrine Food Corporation
                         Consolidated Balance Sheets


                                                                      December 31, 1998    June 30, 1999
                                                                      -----------------    -------------
                                                                          (Audited)         (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                                              $  748,590         $  485,671
  Accounts receivable, less allowances for doubtful
   accounts of $648,504 and $652,830                                        509,717            602,572
  Subscription receivable                                                   235,000                  -
  Other receivable                                                           73,963            260,445
  Inventory                                                                 868,238          1,099,733
  VAT refund receivable                                                      57,069                  -
  Prepaid expenses                                                           84,877            115,359
  Deposits                                                                   19,727             10,000
                                                                         -----------------------------
Total current assets                                                      2,597,181          2,573,780

Property, plant and equipment, net                                        5,806,767          5,572,588
Construction in progress                                                     55,735             94,798
Goodwill                                                                    293,096            261,122
Licensing agreement, net                                                          -            257,143
Trademark and other deferred expenses                                       119,827             58,200
Proprietary technology, net                                                  52,242             48,061
Start up costs, net                                                         248,732                  -

Total assets                                                             $9,173,580         $8,865,692
                                                                         =============================



        See accompanying notes to consolidated financial statements.


                      China Peregrine Food Corporation
                         Consolidated Balance Sheets


                                                                      December 31, 1998    June 30, 1999
                                                                      -----------------    -------------
                                                                          (Audited)        (Unaudited)

Liabilities and Shareholders' Equity
Current liabilities:
  Bank loan in Meilijian                                                 $ 1,425,345        $ 1,425,293
  Bank loan in GFP                                                         1,147,523          1,147,483
  Current portion of obligation - licensing agreement                              -             85,000
  Current portion of note payable                                             58,104             60,691
  Accounts payable                                                           868,760            947,198
  Accrued liabilities                                                      1,178,563          1,234,688
  Accrued payroll                                                             39,162             26,267
  Advances from customers                                                    241,354            321,065
  Subscriptions in advance                                                         -             67,000
  Dividends payable                                                          200,667            279,388
                                                                         ------------------------------

Total current liabilities                                                  5,159,478          5,594,073
Note payable, less current portion                                           192,741            164,432
Long-term related party loan                                                 677,583            709,889
Obligation - licensing agreement, less current portion                             -            170,000
                                                                         ------------------------------

Total liabilities                                                          6,029,802          6,638,394

Minority interest                                                          1,128,787            796,169
Commitments and contingencies

Shareholders' Equity
  Series A convertible preferred stock; par value $0.001 per share,
   500,000 shares authorized, 500,000 shares issued and
   outstanding                                                                   500                500
  Series B convertible, 9% cumulative, and redeemable preferred stock; stated value $1.00 per share, 1,260,000 shares authorized,
   1,260,000 shares issued and outstanding, redeemable at
   $1,260,000                                                              1,260,000          1,260,000
  Series C convertible,8% cumulative and redeemable preferred stock, stated value $3.00 per share , 83,334 shares and
   55,396 shares issued and outstanding at December 31, 1998
   and June 30, 1999                                                         250,000            166,186
  Series D convertible, 6% cumulative and redeemable preferred stock, stated value $10.00 per share, 80,250 shares issued and
   outstanding at June 30, 1999                                                    -            762,500
  Common stock; par value $0.001 per share, 20,000,000 shares authorized, 7,717,957 and 8,623,533 shares issued and
   outstanding at December 31, 1998 and June 30, 1999                          7,718              8,623
  Additional paid-in capital                                               7,427,082          8,998,573
  Stock subscribed                                                           235,000                  -
  Accumulated deficit                                                     (7,031,046)        (9,625,355)
  Translation adjustments                                                   (134,263)          (139,898)
                                                                         ------------------------------
Total shareholders' equity                                                 2,014,991          1,431,129
                                                                         ------------------------------
Total liabilities and shareholders' equity                               $ 9,173,580          8,865,692
                                                                         ==============================

           See accompanying to consolidated financial statements.


                      China Peregrine Food Corporation
                    Consolidated Statement of Operations


                                                Three Months Ended             Six Months Ended
                                                     June 30,                      June 30,
                                            --------------------------    --------------------------
                                                1998           1999           1998           1999
                                            --------------------------------------------------------
                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Sales                                       $   242,595    $ 1,682,397    $   402,993    $ 2,928,810
Cost of goods sold                              260,720      1,517,623        459,611      2,631,247
                                            --------------------------------------------------------
Gross margin (loss)                             (18,125)       164,774        (56,618)       297,563

Selling expense                                  83,999        237,391        157,726        429,871
General and administrative expense              490,927        882,353        989,095      1,648,084
                                            --------------------------------------------------------

Loss from operations                           (593,051)       954,970     (1,203,439)    (1,780,392)

Other expense:
  Interest expense, net                          76,222         54,866        115,079        141,166
  Other, net                                    (51,577)        23,987         43,017         25,405
                                            --------------------------------------------------------

Loss before income taxes                       (617,696)    (1,033,823)    (1,361,535)    (1,946,963)
Income taxes                                          -              -              -              -
                                            --------------------------------------------------------

Loss before minority interest                  (617,696)    (1,033,823)    (1,361,535)    (1,946,963)

Less: losses in subsidiaries attributed
 to minority interest                          (118,223)      (121,290)      (209,581)      (332,618)
                                            --------------------------------------------------------

Loss before cumulative effect of
 change in accounting principle                (499,473)      (912,533)    (1,151,954)    (1,614,345)

Cumulative effect of change in
 accounting principle - write-off of
 start up costs                                       -              -              -        259,757
                                            --------------------------------------------------------

Net loss                                       (499,473)      (912,533)    (1,151,954)    (1,874,102)
Dividends accrued for Series B
 preferred stock                                (28,350)       (28,350)       (56,700)       (56,700)
Dividends accrued for Series  C
 preferred stock                                      -         (3,559)             -         (9,003)
Dividends accrued for Series D
 preferred stock                                      -       (652,453)             -       (654,504)

Net loss applicable to common
 shareholders                                  (527,823)    (1,596,895)   $(1,208,654)    (2,594,309)
                                            ========================================================

Loss per share                                    (0.09)         (0.19)   $     (0.22)         (0.32)
                                            ========================================================

Weighted average number of common
 shares outstanding                           5,794,799      8,408,301      5,591,678      8,206,039
                                            ========================================================

Comprehensive loss and its
 components consist of the following:
Net Loss                                    $   499,473    $   912,533    $ 1,151,954    $ 1,874,102
Foreign currency translation
 adjustment                                       1,598          4,268          7,334          5,635
                                            --------------------------------------------------------

Comprehensive loss                          $   501,071    $   916,801    $ 1,159,288    $ 1,879,737

        See accompanying notes to consolidated financial statements.


                      China Peregrine Food Corporation
                    Consolidated Statement of Operations


                                                                Six             Six
                                                           Months Ended    Months Ended
                                                             June 30,        June 30,
                                                               1998            1999
                                                           ------------    ------------
                                                            (Unaudited)     (Unaudited)

Cash flows from operating activities
  Net loss                                                 $(1,151,954)    $(1,874,102)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                              234,284         666,341
    Provision for bad debts                                      7,584               -
    Issuance of stock in exchange for services                  66,862          60,499
    Compensation cost for stock option issue                         -          48,563
    Adjustment for prior period net losses
     attributed to 2.4% minority interest
     acquired during 1998                                       94,533               -
    Minority interest                                         (209,581)       (332,618)
    Increase (decrease) from changes in:
      Accounts receivable                                       (8,387)        (97,180)
      Other receivable                                         (89,195)       (186,474)
      Inventory                                                 22,275        (231,495)
      VAT refund receivable                                     30,550               -
      Prepaids and other assets                                 47,562          26,587
      Deposits                                                       -           9,727
      Accounts payable                                         (39,019)        103,554
      Advances from customers                                  (10,379)         79,711
      Accrued liabilities                                      404,441          85,111
                                                           ---------------------------

Net cash used in operating activities                         (600,424)     (1,641,776)
                                                           ---------------------------

Cash flows from investing activities
  Purchase of equipment and machinery                           (5,690)        (42,792)
  Additions of construction in progress                              -         (39,063)
                                                           ---------------------------

Net cash used in investing activities                           (5,690)        (81,855)
                                                           ---------------------------

Cash flows from financing activities
  Increase in related party loan                                     -          32,306
  Repayment of Bank loan                                        (3,731)              -
  Repayment of note payable                                          -         (25,763)
  Repayment of loan obligation from licensing agreement              -         (45,000)
  Proceeds of Series C Preferred stock                               -         135,000
  Proceeds of Series D Preferred stock                               -         710,000
  Proceeds from stock warrants exercised                             -          83,334
  Proceeds of Rule 506, Regulation D offering                1,387,500               -
  Proceeds of Section 4(2) private offering                          -         572,200
                                                           ---------------------------

Net cash provided by financing activities                    1,383,769       1,462,077
                                                           ---------------------------

Effect of exchange rate changes on cash                        (33,268)         (1,365)
                                                           ---------------------------

Net increase (decrease) in cash and cash equivalents           744,387        (262,919)

Cash and cash equivalents, beginning of period                 435,630         748,590
                                                           ---------------------------

Cash and cash equivalents, end of period                   $ 1,180,017     $   485,671
                                                           ===========================

Cash paid during the period:
  Interest                                                 $    38,434     $   161,023
  Income taxes                                                       -               -
                                                           ===========================



Supplemental disclosure of non-cash activities:

An institutional holder of Preferred Stock Series C converted 27,938 shares into 93,959 shares of common stock from January 4, 1999 through to February 23, 1999.

An institutional holder of Preferred Stock Series C converted a total of 50,000 shares of Preferred Stock Series C into 150,000 shares of common stock on February 18, 1999 and February 19, 1999, respectively, (25,000 shares per each conversion)

During March 1999 the Company issued 3,500 shares of Preferred Stock Series D at $10 per share to pay the relevant finder's fee for the first tranche of 50,000 shares of Preferred Stock Series D.

During April 1999, the Company issued 1,750 shares of Preferred Stock Series D at $10 per share to pay the relevant finder's fee for the second tranche of 25,000 shares of Preferred Stock Series D.

During June 1999, the Company issued 1,999 shares of common stock at $1 per share in exchange for $2,000 of consulting fee and 4,084 shares of common stock at approximately $1.47 in exchange for $6,000 of consulting fee with the same consulting service provider.

During June 1999, the Company signed stock option agreements with five non-employee people, who had provided bookkeeping, research and organization services to the Company, for a total of 55,000 restrictive shares of common stock pursuant to Section 4(2) of the 1933 Act. These option agreements contain an exercise price of $1 per share and expire in five years. Accordingly, the Company recognized non-employee compensation cost of $48,563.


        See accompanying notes to consolidated financial statements.

Organization and Business

China Peregrine Food Corporation (the Company) was incorporated under the laws of the State of Delaware on April 26, 1996.

The Company and its subsidiaries, Green Food Peregrine (GFP) and Hangzhou Meilijian (Meilijian), are engaged in the processing, marketing and distribution of dairy products in the People's Republic of China. Among the equity interest of GFP, the Company accounted for 70% and China National Green Food Corporation accounted for 30% as of June 30, 1999. In Hangzhou Meilijan, the Company accounted for 52% of equity interest and a Chinese joint venture partner accounted for the remaining equity interest as of June 30, 1999. The business of the Company also involves the acquisition or construction of other dairy processing plants in cities located in the People's Republic of China having a population of at least two million

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest in the Chinese joint venture has been reported as a separate line item on the consolidated balance sheet. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period and six-month period ended
June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1998.


                      China Peregrine Food Corporation
                  Notes to Consolidated Financial Statement
                                 (Unaudited)

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

Note 3 - Licensing Agreement with Warner Brothers Consumer Products Co.

In January 1999 the Company signed a Master Licensing Agreement with Warner Brothers Consumer Products Co. and obtained the right to utilize Warner Brothers' Looney Tunes character images and names in the Shanghai and Hangzhou greater metropolitan areas. This licensing agreement gives the Company exclusive rights to such images and names in the defined geographic regions for use in connection with specified categories of products sold by the Company's subsidiaries in those areas. The company will introduce these Looney Tunes products in the Shanghai and Hangzhou markets in the summer of 1999.

The Company recorded the gross amount of $300,000 as licensing agreement and an obligation to licensing agreement of $300,000 simultaneously. An amount of $45,000 was payable upon the signing of this agreement and the balance should be paid by ten installments of $21,250 per installment payment on or before the following dates: September 30, 1999, December 31, 1999; March 31, 2000; June 30, 2000; September 30, 2000; December 31, 2000; March 31, 2001;
June 30, 2001; September 30, 2001; December 31, 2001 and one final payment of $42,500 on or before March 31, 2002.

Note 4 - Transactions in Shareholders' Equity

In January 1999 the Company collected net proceeds of $135,000, net of issuance expenses of $15,000 and issued 50,000 shares of Preferred stock Series C accordingly.

In March 1999 the Company collected proceeds of $30,000 which represented 30,000 warrants exercised at a price of $1.00 per share and issued 30,000 shares of common stock accordingly. These warrants were issued in November 1998, as part of the Company's Rule 504 offering of its Series C Convertible Preferred Stock.

From January 1 to March 31, 1999 the Company conducted a private sale of its common stock and received total proceeds of $415,000 through issuing 415,000 share of common stock. Among $415,000 received, $105,000 were paid back to investors per their request for cancellation in April, 1999. Accordingly, 105,000 shares of common stock were cancelled.

In March 1999, the Company conducted a Rule 506, Regulation D offering to issue 100,000 shares of its Series D Convertible Preferred Stock, with possible total proceeds of $1,000,000. The Company also issued 3,500 shares of the Series D Preferred Stock at a price of $10.00 per share to pay a finder's fee to a financial institution. On March 9, 1999, the Company issued 50,000 shares of the Series D Preferred Stock. The net proceeds of these 50,000 shares of Preferred Stock Series D was $470,000, net of $15,000 placement fee and $15,000 of legal expense. In line with the conversion feature embedded in Series D Preferred Stock, the Company recognized a total of $535,000 of deemed dividends for the period from the date of issuance to the first date that conversion could occur.


                      China Peregrine Food Corporation
                  Notes to Consolidated Financial Statement
                                 (Unaudited)


In April 1999, the Company issued 25,000 shares of Preferred Stock Series D at $10 per share. The net proceeds of this issuance was $240,000, net of $7,500 of placement fee and $2,500 legal expense. The Company also issued 1,750 shares of Series D Preferred Stock in exchange for a finder's fee at $10 per share. In line with the conversion feature embedded in Series D Preferred Stock, the Company recognized $106,485 of deemed dividends for the second tranche of 26,750 shares of Series D in the second quarter.

During April, the Company issued 53,334 shares of common stock at $1 per share as the result of exercising 53,334 warrants related to the previous 83,334 shares of Series C Preferred Stock.

During May and June, the Company conducted a private sale of its common stock and received total proceeds of $262,200 and issued 262,200 shares of common stock.

During June 1999, the Company issued 1,999 shares of its common stock at approximately $1 per share in exchange of $2,000 consulting fee and 4,084 shares of common stock at approximate $1.47 per share in exchange for $6,000 of consulting fee with the same consulting service provider.

During June 1999, the Company signed stock option agreements with five non-employee people, who had provided bookkeeping, research and organization services to the Company, for a total of 55,000 restrictive shares of common stock pursuant to Section 4(2) of the 1933 Act. These option agreements contain an exercise price of $1 per share and expire in five years. Accordingly, the Company recognized non-employee compensation cost of $48,563.

Note 5 - Subsequent Events

During July and August , 1999, the Company conducted a private sale of its Preferred Stock Series E and issued 100,000 shares of Series E to seven accredited and sophisticated investors at $2.50 per share. The net proceeds of this issuance was $200,000, net of $50,000 of finder's fee and legal expense. In line with the conversion feature embedded in Series E Preferred Stock, the Company would recognize $48,708 of deemed dividend.

The Series E Preferred Stock has the following features: The holders of Series E Convertible Preferred stock shall be entitled to convert such stock into the Company's common stock at any time subsequent to the issuance of such stock, subject to a one year "lockup" agreement entered into by the holders of such stock. The number of shares of common stock issuable upon conversion of each share of Series E Preferred Stock shall equal (i) the sum of (A) the Stated Value per share and (B) at the holder's election accrued and unpaid dividends on such share, divided by (ii) the conversion price.
The conversion price shall be equal to the greater of: (i) $1.25 per share of common stock or (ii) 80% of the average of the closing bid prices for the 5 trading days immediately preceding the conversion of the respective shares of Series E Preferred Stock, but in no event shall the conversion price be greater than $2.50 per share of common stock.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND OPERATION RESULTS

Period from January 1, 1999 to June 30, 1999
--------------------------------------------

RESULTS OF OPERATIONS

At June 30, 1999, the Company had an accumulated deficit of $9,625,355. The Company had cash on hand of $485,671 and reported total shareholders' equity of $1,431,129.

The Company had net sales of $2,928,810 and a gross profit of $297,563. In addition to the $2,631,247 of cost of sales, the Company had selling expenses of $429,871 and general and administrative expenses of $1,648,084. After interest expenses of $141,166 and other net expenses of $25,405 and the cumulative effect of a change in accounting principle of $259,757, the Company had a net loss of $1,874,102, resulting in a loss per share of $0.32.

As the same as in the prior period, general and administrative expenses for the six months ended June 30, 1999 have been and are continuing to be a significant percentage of revenue at this stage of the Company's existence.

Six Month Period Ended June 30, 1999
Compared to Six Month Period Ended June 30, 1998
------------------------------------------------

Revenues increased almost 627% to $2,928,810 in 1999 from $402,993 in 1998. The main reason for this is the inclusion of the revenues from Meilijian for the six months ended June 30, 1999.

Cost of goods sold increased approximately 472% to $2,631,247 in 1999 from $459,611 in 1998. The increase was due mainly to higher revenue that requires a corresponding increase in cost of goods sold. However, the cost of goods sold as a percentage of revenue decreased to 90% in 1999 from 114% in 1998. Consequently, the gross profit ratio increased to 10% in 1999 from negative 14% in 1998. The reason for negative gross profit in 1998 was that the production volume was still under the necessary volume that would bring the Company to a break-even level.

Selling expenses increased approximately 173% to $429,871 in 1999 from $157,726 in 1998. This was also due to the inclusion of the operating results of Meilijian for the six months ended June 30, 1999.

General and administrative expenses increased approximately 67% to $1,648,084 in 1999 from $989,095 in 1998. The US corporate office's general and administrative expenses increased approximately 103% to $1,183,039 in 1999 from $582,946 in 1998. Among the $1,183,039 of U.S. corporate expense approximately $125,000 related to people working in China. The other major items of approximately $563,000 resulting in the increase in U.S. corporate expenses, were professional fees and travel expenses related to raising capital and China operations. The general and administrative expenses incurred in the China operations, increased approximately 15% to $465,045 in 1999 from $406,149 in 1998. This was also due to the inclusion of the operating results of Meilijian for the six months ended June 30, 1999. Overall, as a percentage of total revenue, the general and administrative expenses decreased to 56% in 1999 from 245% in 1998.

Interest expense increased approximately 23% to $141,166 in 1999 from $115,079 in 1998. The increase was due to the inclusion of the operating results of Meilijian for the six months ended June 30, 1999.


Consequently, the net loss applicable to the common shares increased approximately 115% to $2,594,309 in 1999 from $1,208,654 in 1998. The net loss to the common shares as a percentage of revenue decreased to 89% in 1999 from 300% in 1998.

The Company reported a loss per share of $0.32 in 1999 and $0.22 in 1998.
The increase in the loss per share was due mainly to the recognized deemed dividends associated with the issuance of convertible Preferred Stock
Series D. The total deemed dividends recognized during the six months period was approximately $641,000. As of June 30, 1998 there were 6,021,272 shares of common stock outstanding and as of June 30, 1999 there were 8,623,533 shares of common stock outstanding. Due to the timing of issuance of new shares, the weighted average number of common shares outstanding in 1999 was only 8,206,039.

Three Month Period Ended June 30, 1999
Compared to Three Month Period Ended June 30, 1998
--------------------------------------------------

Revenues increased almost 594% to $1,682,397 in 1999 from $242,595 in 1998. The main reason for this is the inclusion of the revenues from Meilijian for the three months ended June 30, 1999.

Cost of goods sold increased approximately 482% to $1,517,623 in 1999 from $260,720 in 1998. The increase was due mainly to higher revenue that requires a corresponding increase in cost of goods sold. However, the cost of goods sold as a percentage of revenue decreased to 90% in 1999 from 107% in 1998. Consequently, the gross profit ratio increased to 10% in 1999 from negative 7% in 1998. The reason for negative gross profit in 1998 was that the production volume was still under the necessary volume that would bring the Company to a break-even level.

Selling expenses increased approximately 182% to $237,391 in 1999 from $83,999 in 1998. This was also due to the inclusion of the operating results of Meilijian for the three months ended June 30, 1999.

General and administrative expenses increased approximately 80% to $882,353 in 1999 from $490,927 in 1998. The U.S. corporate office's general and administrative expenses increased approximately 191% to $670,387 in 1999 from $230,633 in 1998. Among the $670,387 of U.S. Corporate expenses, approximately $62,500 of expenses were related to people working in China. The other major items of approximately $281,500 resulting in the increase in U.S. Corporate expenses, were professional fees and travel expenses related to raising capital and China operations. The general and administrative expenses incurred in the China operations, decreased approximately 19% to $211,966 in 1999 from $260,294 in 1998. This was also due to the inclusion of the operating results of Meilijian for the three months ended June 30, 1999. Overall, as a percentage of total revenue, the general and administrative expenses decreased to 52% in 1999 from 202% in 1998.

Interest expense decreased approximately 28% to $54,866 in 1999 from $76,222 in 1998.

Consequently, the net loss applicable to the common shares increased approximately 202% to $1,596,895 in 1999 from $527,823 in 1998. The net loss to the common shares as a percentage of revenue decreased to 95% in 1999 from 218% in 1998.

The Company reported a loss per share of $0.19 in 1999 and $0.09 in 1998. The increase in the loss per share was due mainly to the recognized deemed dividend associated with the issuance of convertible Preferred Stock
Series D. The total deemed dividends recognized during the three months period was approximately $641,000. Due to the timing of issuance of new shares, the weighted average number of common shares outstanding in 1999 was only 8,408,301.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company reported that net cash used in operating activities was $600,424 and net cash provided by financing activities was $1,383,769 with a negative $33,268 effect of exchange rate changes on cash.

As of June 30, 1999, the Company reported that net cash used in operating activities was $1,641,776, net cash used in investing activities was $81,855 and net cash provided by financing activities was $1,462,077 with a negative $1,365 effect of exchange rate changes on cash.

Net cash used in operating activities increased 173% to $1,641,776 in the first six months of 1999 from $600,424 used in operating activities in the same period of 1998. The cash used in operating activities increased mainly due to net losses from operating activities of $1,874,102.

Net cash used in investing activities increased to $81,855 in the first six months of 1999 from $5,690 in the same period of 1998.

Net cash provided by financing activities increased to $1,462,077 in the first six months of 1999 from $1,383,769 in the same period of 1998. The major reason for this increase was due to many fund raising exercises conducted in the first six months of 1999.

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

YEAR 2000 STATEMENT

We are currently in the process of identifying, evaluating and implementing changes to computer systems in the United States and the Green Food Peregrine facility in Shanghai, Peoples' Republic of China, as necessary. At present, the operation of the Company's Hangzhou facility does not utilize computers. This issue affects computer systems that have date sensitive software programs or chipsets that may not recognize the year 2000. Systems that do not recognize such information properly could generate erroneous data or cause a system to fail, resulting in an interruption of normal business activities.

We have arranged with a third party vendor to conduct a comprehensive analysis of the Company's in-house computers with respect to potential Year 2000 problems. Our internal analysis has revealed the existence of one micro computer which, owing to its age, bears a high risk of date sensitive operation. We anticipate the completion of the third party analysis prior to the end of the 1999 third quarter, and immediate remediation, if necessary, owing to the small number of micro computers (less than 10) utilized by the Company and its subsidiaries. Given the benefit to the Company of utilizing technology more advanced than exists in its present computers, and the utilization of readily available off the shelf hardware and software, the Company is prepared to upgrade or replace all problem computers immediately, where appropriate.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Working Capital Funding
-----------------------

Between April 1, 1999 and June 30, 1999, the Company issued 548,283 shares of its common stock, at $1.00 per share, to accredited and/or sophisticated investors. During this period, 105,000 shares of these issued shared were canceled as being issued in error. Of the issued shares, 6,083 shares were issued to The Omega Group for dairy consulting services rendered. These shares of common stock were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, and the proceeds therefrom were used for general working capital.

Funding of Increase in Company's Equity Interest in Green Food Peregrine

Joint Venture
------------------------------------------------------------------------

On May 2, 1998, the Company approved and ratified an agreement between the Company and China National Green Food for the increase of the Company's equity interest in Green Food Peregrine from 70% to 76.92%. This change in the ownership ratio will take place upon the payment of an additional US $1,500,000 in registered capital by the Company over an eighteen month period.
 Since Chinese government regulations required approval of this change of the investment ratio by the Ministry of Foreign Trade and Economic Cooperation, the Company agreed to an interim loan of US $500,000 to Green Food Peregrine, with the conversion of that loan to registered capital upon obtaining the required governmental approval. To fund this equity increase, commencing on October 21, 1998, the Company initiated a limited public offering of its Series C Convertible Preferred Stock, pursuant to Rule 504 of Regulation D.
On November 19, 1998, the Company issued 83,334 shares of its Series C Convertible Preferred Stock, plus a like number of warrants, at a price of $3.00 per share (including the warrants) to Utah Resources International, Inc., a sophisticated investor, resulting in proceeds of $250,000. Subsequently, on January 2, 1999, this Rule 504 limited public offering was amended to offer and issue 50,000 shares of like Series C Convertible Preferred Stock, plus nine warrants per share, at a price of $3.00 per share (including warrants), to Explorer Fund Management, Inc., a sophisticated investor.

Between April 1, 1999 and June 30, 1999, the Company issued 73,334 shares of its common stock to Utah Resources International, Inc., pursuant to its conversion of 7,672 shares of the Company's Series C Convertible Preferred Stock and the exercise of 53,334 warrants.

Grant of Options
----------------

During June 1999, the Company issued a total of five stock options agreements with certain non-shareholders and non-employees, who had provided bookkeeping, research and organizational services to us, for 55,000 restricted shares pursuant to Section 4(2) of the Act. These options contain an exercise price of $1.00 per share and expire in five (5) years.

Subsequent Events
-----------------

Capital Expenditure and Working Capital Funding
-----------------------------------------------

In June 21, 1999, the Company commenced its offering of 1,000,000 shares of Series E Convertible Preferred Stock, pursuant to Regulation D, Rule 506.
This offering, which is limited to "accredited investors," provides for a minimum of 10 Units and a maximum of 100 Units, at a purchase price of $25,000 per Unit. Each Unit consists of (i) 10,000 shares of the Company's Series E Preferred Stock, $.001 par value per share and $2.50 per share stated value and (ii) a warrant to purchase 5,000 shares of the Company's common stock, $.001 par value per share. The Preferred Stock is non-voting, convertible into shares of common stock, and bears a cumulative, non-compounded dividend at the rate of six percent (6%) of the stated value per annum, payable upon conversion of the Preferred Stock in cash or, at the Company's option, in shares of common stock. The Warrants are exercisable at a price of $3.00 per share at any time for a period of two years from the date of issuance. This funding is earmarked for the purchase of new dairy equipment, expenses in the expansion and development of product base, expenses associated with a new marketing campaign, and general working capital. On July 23, 1999, 100,000 shares of the Series E Convertible Preferred Stock were issued.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - Required by Item 601 of Regulation S-B.

            (4)  Series E Convertible Preferred Stock Designation

            (27) Financial data schedule

      (b) Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                       CHINA PEREGRINE FOOD CORPORATION
                                       (Registrant)

Date: August 13, 1999

                                       /s/Roy G. Warren
                                       -----------------------------------
                                       Roy G. Warren, President


EXHIBITS