Form 10QSB
period 1999-09-30
CHINA PEREGRINE FOOD CORP
filed 1999-11-15
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 1999

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

         Date           Class          Shares Outstanding
       09/30/99      Common Stock          8,905,229


CHINA PEREGRINE FOOD CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements                                           F-1

         Condensed consolidated balance sheets as of                    F-1
         September 30, 1999 (unaudited) and December 31, 1998

         Condensed consolidated statements of operations                F-3
         (unaudited) for the three and nine months ended
         September 30, 1999 and 1998

         Condensed consolidated statements of cash flows                F-4
         (unaudited) for the nine months ended
         September 30, 1999 and 1998

         Notes to condensed consolidated financial statements
         (unaudited)                                                    F-6

Item 2.  Management's Discussion and Analysis of Financial                9
         Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds                       13

Item 6.  Exhibits and reports on Form 8-K                                14

SIGNATURES                                                               14

EXHIBITS                                                                 15


                      China Peregrine Food Corporation
                         Consolidated Balance Sheets


                                                       December 31, 1998    September 30, 1999
                                                       -----------------    ------------------
                                                           (Audited)            (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                                $  748,590           $  568,620
  Accounts receivable, less allowances for doubtful
   accounts of $648,504 and $652,987                          509,717              539,043
  Subscription receivable                                     235,000                    -
  Other receivable                                             73,963              170,699
  Inventory                                                   868,238              944,263
  VAT refund receivable                                        57,069                    -
  Prepaid expenses                                             84,877               75,852
  Deposits                                                     19,727               10,000
                                                           -------------------------------
Total current assets                                        2,597,181            2,308,477

Property, plant and equipment, net                          5,806,767            5,501,793
Plant contributed by Chinese Partner in Meilijan                                   289,140
Construction in progress                                       55,735               58,390
Goodwill                                                      293,096              245,135
Licensing agreement, net                                            -              235,714
Trademark and other deferred expenses                         119,827               73,187
Proprietary technology, net                                    52,242               45,983
Start up costs, net                                           248,732                    -
                                                           -------------------------------
Total assets                                               $9,173,580           $8,757,819
                                                           ===============================


        See accompanying notes to consolidated financial statements.


                      China Peregrine Food Corporation
                         Consolidated Balance Sheets


                                                                          December 31, 1998    September 30, 1999
                                                                          -----------------    ------------------
                                                                              (Audited)            (Unaudited)

Liabilities and Shareholders' Equity
Current liabilities:
  Bank loan in Meilijian                                                     $ 1,425,345          $  1,425,637
  Bank loan in GFP                                                             1,147,523             1,147,758
  Current portion of obligation - licensing agreement                                  -                85,000
  Current portion of note payable                                                 58,104               203,723
  Accounts payable                                                               868,760               690,537
  Accrued liabilities                                                          1,178,563             1,377,324
  Accrued payroll                                                                 39,162                37,147
  Advances from customers                                                        241,354               350,360
  Subscriptions in advance                                                             -                 6,000
  Dividends payable                                                              200,667               324,694
                                                                             ---------------------------------

Total current liabilities                                                      5,159,478             5,648,180
Note payable, less current portion                                               192,741                     -
Long-term related party loan                                                     677,583               749,058
Loan from Meilijan's Chinese Partner                                                   -               289,140
Obligation - licensing agreement, less current portion                                 -               148,750
                                                                             ---------------------------------

Total liabilities                                                              6,029,802             6,835,128

Minority interest                                                              1,128,787               622,339

Commitments and contingencies

Shareholders' Equity
  Series A convertible preferred stock; par value $0.001 per share,
   500,000 shares authorized, 500,000 shares issued and
   outstanding at December 31, 1998 and September 30, 1999                           500                   500
  Series B convertible, 9% cumulative, and redeemable preferred stock; stated value $1.00 per share, 1,260,000 shares authorized,
   1,260,000 shares issued and outstanding, at December 31, 1998
   and September 30, 1999 redeemable at $1,260,000                             1,260,000             1,260,000
  Series C convertible,8% cumulative and redeemable preferred stock, stated value $3.00 per share , 83,334 shares and 47,723 shares
   issued and outstanding at December 31, 1998 and September 30, 1999            250,000               143,170
  Series D convertible, 6% cumulative and redeemable preferred stock, stated value $10.00 per share, 80,250 shares issued and outstanding
   at September 30, 1999                                                               -               762,500
  Series E convertible, 6% cumulative and redeemable preferred stock, stated value $2.50 per share, 220,000 shares issued and outstanding
   at September 30, 1999                                                                               474,642
  Common stock; par value $0.001 per share, 20,000,000 shares authorized, 7,717,957 and 8,905,229 shares issued and outstanding
   at December 31, 1998 and September 30, 1999                                     7,718                 8,905
  Additional paid-in capital                                                   7,427,082             9,474,947
  Stock subscribed                                                               235,000                     -
  Accumulated deficit                                                         (7,031,046)          (10,684,293)
  Translation adjustments                                                       (134,263)             (140,019)
                                                                             ---------------------------------
Total shareholders' equity                                                     2,014,991             1,300,352
                                                                             ---------------------------------
Total liabilities and shareholders' equity                                   $ 9,173,580          $  8,757,819
                                                                             =================================



                      China Peregrine Food Corporation
                    Consolidated Statement of Operations


                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                            -------------------------    --------------------------
                                               1998          1999           1998           1999
                                            -------------------------------------------------------
                                            (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)

Sales                                       $1,081,607    $ 1,498,458    $ 1,484,600    $ 4,427,268
Cost of goods sold                           1,064,437      1,422,284      1,524,048      4,053,531
                                            -------------------------------------------------------
Gross margin (loss)                             17,170         76,174        (39,448)       373,737

Selling expense                                161,229        228,737        318,955        658,608
General and administrative expense             450,883        794,764      1,439,977      2,442,848
                                            -------------------------------------------------------

Loss from operations                          (594,942)      (947,327)    (1,798,380)    (2,727,719)

Other expense:
  Interest expense, net                        110,240        124,824        225,320        265,990
  Other expense (income), net                  (35,183)       (31,845)         7,833         (6,440)
                                            -------------------------------------------------------

Loss before income taxes                      (669,999)    (1,040,306)    (2,031,533)    (2,987,269)
Income taxes                                         -              -              -              -
                                            -------------------------------------------------------

Loss before minority interest                 (669,999)    (1,040,306)    (2,031,533)    (2,987,269)

Less: losses in subsidiaries attributed
 to minority interest                          165,902        173,993        375,481        506,611
                                            -------------------------------------------------------

Loss before cumulative effect of
 change in accounting principle               (504,097)      (866,313)    (1,656,052)    (2,480,658)

Cumulative effect of change in
 accounting principle - write-off of
 start up costs                                      -              -              -        259,757
                                            -------------------------------------------------------

Net loss                                      (504,097)      (866,313)    (1,656,052)    (2,740,415)
Dividends accrued for Series B
 preferred stock                                28,350         28,350         85,050         85,050
Dividends accrued for Series C
 preferred stock                                     -          2,931              -         11,934
Dividends accrued for Series D
 preferred stock                                     -         48,188              -        702,692
Dividends accrued for Series E
 preferred stock                                     -        113,156              -        113,156

Net loss applicable to common
 Shareholders                               $ (532,447)   $(1,058,938)   $(1,741,102)   $(3,653,247)
                                            =======================================================

Loss per share                              $    (0.08)   $     (0.12)   $     (0.29)   $     (0.43)
                                            =======================================================

Weighted average number of common
 shares outstanding                          6,953,602      8,798,735      6,050,641      8,405,775
                                            =======================================================

Comprehensive loss and its
 components consist of the following:
  Net Loss                                  $ (504,097)   $  (866,313)   $(1,656,052)   $(2,740,415)
  Foreign currency translation
   adjustment                                    1,185           (121)         1,185         (5,756)
                                            -------------------------------------------------------

Comprehensive loss                          $ (502,912)   $  (866,434)   $(1,654,867)   $(2,746,171)
                                            =======================================================


        See accompanying notes to consolidated financial statements.


                      China Peregrine Food Corporation
                    Consolidated Statement of Operations


                                                            Nine Months      Nine Months
                                                               Ended            Ended
                                                           September 30,    September 30,
                                                               1998             1999
                                                           -------------    -------------
                                                            (Unaudited)      (Unaudited)

Cash flows from operating activities
  Net loss                                                  $(1,656,052)     $(2,740,415)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
    Depreciation and amortization                               255,226          830,098
    Provision for bad debts                                      16,176                -
    Inventory provisions                                         24,050                -
    Issuance of stock in exchange for services                   66,862           64,499
    Compensation cost for stock option issue                          -           48,563
    Adjustment for prior period net losses
     attributed to 2.4% minority interest
     acquired during 1998                                        94,533                -
    Loss attributed to minority interest                       (375,481)        (506,611)
    Increase (decrease) from changes in:
      Accounts receivable                                         1,894          (33,809)
      Other receivable                                         (100,962)         (96,777)
      Inventory                                                 386,369          (76,025)
      Prepaids and other assets                                  48,179           66,094
      Deposits                                                   19,693            9,727
      Accounts payable                                         (482,971)        (153,106)
      Advances from customers                                    13,186          109,006
      Accrued liabilities                                       479,311          177,628
                                                            ----------------------------

Net cash used in operating activities                        (1,209,987)      (2,301,128)
                                                            ----------------------------

Cash flows from investing activities
  Purchase of equipment and machinery                           (18,594)        (111,245)
  Additions of construction in progress                               -           (2,655)
  Acquisition of Meilijian, net of cash acquired                  2,706                -
                                                            ----------------------------

Net cash used in investing activities                           (15,888)        (113,900)
                                                            ----------------------------

Cash flows from financing activities
  Increase in related party loan                                      -           71,475
  Repayment of Bank loan                                              -                -
  Proceeds from Bank loan                                        94,228                -
  Repayment of note payable                                           -          (46,886)
  Repayment of loan obligation from licensing agreement               -          (66,250)
  Proceeds of Series C Preferred stock                                -          135,000
  Proceeds of Series D Preferred stock                                -          710,000
  Proceeds of Series E Preferred stock                                -          711,962
  Proceeds from stock warrants exercised                              -           83,334
  Proceeds of Rule 506, Regulation D offering                 1,387,500                -
  Proceeds of Section 4(2) private offering                           -          637,200
                                                            ----------------------------

Net cash provided by financing activities                     1,481,728        2,235,835
                                                            ----------------------------

Effect of exchange rate changes on cash                           3,595           (1,103)
                                                            ----------------------------

Net increase (decrease) in cash and cash equivalents            259,448         (179,970)

Cash and cash equivalents, beginning of period                  435,630          748,590
                                                            ----------------------------

Cash and cash equivalents, end of period                    $   695,078      $   568,620
                                                            ============================

Cash paid during the period:
  Interest                                                  $   225,319      $   241,535
  Income taxes                                                        -                -
                                                            ============================


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

During April 1999 the Company issued 1,750 shares of Preferred Stock Series D at $10 per share to pay the relevant finder's fee for the second tranche of 25,000 shares of Preferred Stock Series D.

During June 1999, the Company issued 1,999 shares of common stock at a market price of approximately $1 per share in exchange for $2,000 of consulting fees and 4,084 shares of common stock at a market price of approximately $1.47 in exchange for $6,000 of consulting fees with the same consulting service provider.

During June 1999, the Company signed stock option agreements with five non-employees, who had provided bookkeeping, research and organization services to the Company, for a total of 55,000 restrictive shares of common stock pursuant to Section 4(2) of the 1933 Act. These option agreements contain an exercise price of $1 per share and expire in five years. Accordingly, the Company recognized non-employee compensation cost of $48,563.

During July 1999, an institutional holder of Preferred Stock Series C converted 7,672 shares into 20,000 shares of common stock.

During July 1999, four accredited and sophisticated holders of Preferred Stock Series E converted 60,000 shares into 104,896 shares of common stock.

During August 1999, the Company issued 1,082 shares of common stock at a market price of $1.85 per share in exchange for $2,000 of consulting fees and 1,274 shares of common stock at a market price of $1.57 per share in exchange for a further $2,000 of consulting fees with the same service provider.

Four accredited and sophisticated investors converted a total of 50,000 shares of Preferred Stock Series E into 89,444 shares of common stock on August 3, 1999 (40,000 shares), and August 23, 1999 (10,000 shares), respectively.


                      China Peregrine Food Corporation
                 Notes to Consolidated Financial Statements
                                 (unaudited)

Organization and Business

China Peregrine Food Corporation (the Company) was incorporated under the laws of the State of Delaware on April 26, 1996.

The Company and its subsidiaries, Green Food Peregrine (GFP) and Hangzhou Meilijian (Meilijian), are engaged in the processing, marketing and distribution of dairy products in the People's Republic of China. Among the equity interest of GFP, the Company accounted for 70% and China National Green Food Corporation accounted for 30% as of September 30, 1999. In Hangzhou Meilijan, the Company accounted for 52% of equity interest and a Chinese joint venture partner accounted for the remaining equity interest as of September 30, 1999. The Company also plans to acquire or construct other dairy processing plants in cities located in the People's Republic of China having a population of at least two million.

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest in the Chinese joint venture has been reported as a separate line item on the consolidated balance sheet. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period and nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1998.

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

Note 3 - Licensing Agreement with Warner Brothers Consumer Products Co.

In January 1999 the Company signed a Master Licensing Agreement with Warner Brothers Consumer Products Co. and obtained the right to utilize Warner Brothers' Looney Tunes character images and names in the Shanghai and Hangzhou greater metropolitan areas. This licensing agreement gives the Company exclusive rights to such images and names in the defined geographic regions for use in connection with specified categories of products sold by the Company's subsidiaries in those areas. The company started to introduce these Looney Tunes products in the Shanghai in October, 1999 and has not started to introduce these Looney Tunes products in Hangzhou markets as of September 30, 1999.

The Company recorded the gross amount of $300,000 as licensing agreement and an obligation to licensing agreement of $300,000 simultaneously. An amount of $45,000 was payable upon the signing of this agreement and the balance be paid by ten installments of $21,250 per installment payment on or before the following dates: September 30, 1999, December 31, 1999; March 31, 2000; June 30, 2000; September 30, 2000; December 31, 2000;
March 31, 2001; June 30, 2001; September 30, 2001; December 31, 2001 and
one final payment of $42,500 on or before March 31, 2002.

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

In March 1999, the Company conducted a Rule 506, Regulation D offering to issue 100,000 shares of its Series D Convertible Preferred Stock, with possible total gross proceeds of $1,000,000. The Company also issued 3,500 shares of the Series D Preferred Stock at a price of $10.00 per share to pay a finder's fee to a financial institution. On March 9, 1999, the Company issued 50,000 shares of the Series D Preferred Stock. The net proceeds of these 50,000 shares of Preferred Stock Series D was $470,000, net of $15,000 placement fee and $15,000 of legal expense. In line with the conversion feature embedded in Series D Preferred Stock, the Company recognized a total of $677,502 of deemed dividends for the period from the date of issuance to the first date that conversion could occur.

In April 1999, the Company issued 25,000 shares of Preferred Stock Series D at $10 per share. The net proceeds of this issuance were $240,000, net of $7,500 of placement fee and $2,500 legal expense. The Company also issued 1,750 shares of Series D Preferred Stock in exchange for a finder's fee at $10 per share. In line with the conversion feature embedded in Series D Preferred Stock, the Company recognized $106,485 of deemed dividends for the second tranche of 26,750 shares of Series D in the second quarter.

During April, the Company issued 53,334 shares of common stock at $1 per share as the result of exercising 53,334 warrants related to the previous 83,334 shares of Series C Preferred Stock.

During May and June, the Company conducted a private sale of its common stock and received total proceeds of $262,200 and issued 262,200 shares of common stock.

During June 1999, the Company issued 1,999 shares of its common stock at a market price of approximately $1 per share in exchange of $2,000 consulting fee and 4,084 shares of common stock at a market price of approximate $1.47 per share in exchange for $6,000 of consulting fee with the same consulting service provider.

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

During July, August and September 1999, the Company conducted a private sale of its convertible Preferred Stock Series E and issued 330,000 shares in five tranches to twenty-four accredited and sophisticated investors at $2.50 per share. The net proceeds of this issuance were $711,963 net of $113,037 of finder's fee, legal and printing expenses. In line with the conversion feature embedded in Series E Preferred Stock, the Company
recognized $62,552 of deemed dividends for the first tranche,   $26,250 and
$22,500 of deemed dividends for the second and third tranche respectively. The deemed dividends were not applicable for the fourth and fifth tranche respectively because the floor price of $1.25 was higher than the market price on the date of issuance for each tranche.

During August 1999, the Company issued 1,082 shares of common stock at a market price of $1.85 per share in exchange for $2,000 of consulting fees and 1,274 shares of common stock at a market price of approximately $1.57 in exchange for a further $2,000 of consulting fees with the same service provider.

During August the Company conducted a private sale of its common stock pursuant to Section 4(2) of the Securities Act of 1933, and received total proceeds of $65,000 and issued 65,000 shares of common stock.

Note 5 - Plant Contributed by Chinese Partner in Meilijian

In September 1999, Hangzhou United Dairy, the Chinese partner in Meilijian joint venture, contributed a dairy plant valued at $289,140 to Meilijian in order to increase Meilijian's production scale in Hangzhou in accordance with a December 30, 1998 resolution of the Meilijian Board of Directors. This contribution is currently being treated as a loan to the joint venture until the Foreign Investment Commission of Zhejiang Province in China approves the increase in the registered capital. Once approved, the contribution of that plant will become contributed capital in Meilijian from Hangzhou United Dairy. Accordingly, the Company has already planned to contribute cash of $300,000 in order to maintain its existing equity ratio in the joint venture. The Company has not contributed the $300,000 cash as of September 30, 1999.

Note 6 - Subsequent Events

During September 1999, the Company issued 1,163 shares of common stock, at a market price of $1.72 per share, in exchange for $2,000 of consulting fee to a service provider.

During October 1999, sixteen accredited and sophisticated investors holding Convertible Preferred Stock Series E, converted a total of 220,000 shares of Preferred Stock Series E into 440,000 shares of common stock.

During October 1999, the Company signed stock option agreements with three non-employees who are to provide advisory and consulting services to the Company, for a total of 1,016,000 shares of common stock pursuant to Form S-8 registration statement under the 1933 Act. These option agreements contain an exercise price of $0.50 per share for 516,000 options and an exercise price of $0.75 per share for 500,000 options. These option agreements expire on October 17, 2000. Accordingly, the Company will recognize a non-employee compensation cost of $467,360.


          MANAGEMENT DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION
                            AND OPERATION RESULTS

Period from January 1, 1999 to September 30, 1999
-------------------------------------------------

RESULTS OF OPERATIONS

At September 30, 1999, the Company had an accumulated deficit of $10,684,293. The Company had cash on hand of $568,620 and reported total shareholders' equity of $1,300,352.

The Company had net sales of $4,427,268 and a gross profit of $373,737. In addition to the $4,053,531 of cost of sales, the Company had selling expenses of $658,608 and general and administrative expenses of $2,442,848. After interest expenses of $265,990 and other income of $6,440 and the cumulative effect of a change in accounting principle of $259,757, the Company had a net loss of $2,740,415, resulting in a loss per share of $0.43.

As the same as in the prior period, general and administrative expenses for the nine months ended September 30, 1999 have been and are continuing to be a significant percentage of revenue at this stage of the Company's existence.

Nine Month Period Ended September 30, 1999
Compared to Nine Month Period Ended September 30, 1998
------------------------------------------------------

Revenues increased almost 198% to $4,427,268 in 1999 from $1,484,600 in 1998. The main reason for this increase is the inclusion of the revenues from Meilijian for the nine months ended September 30, 1999, compared to the inclusion of revenues from Meilijian for two months for the nine month period ended September 30, 1998.

Cost of goods sold increased approximately 166% to $4,053,531 in 1999 from $1,524,048 in 1998. The increase was due mainly to higher revenue that requires a corresponding increase in cost of goods sold. However, the cost of goods sold as a percentage of revenue decreased to 92% in 1999 from 103% in 1998. Consequently, the gross profit ratio increased to 8% in 1999 from negative 3% in 1998. The reason for negative gross profit in 1998 was that the production volume was still under the necessary volume that would bring the Company to a break-even level.

Selling expenses increased approximately 106% to $658,608 in 1999 from $318,955 in 1998. This was also due to the inclusion of the operating results of Meilijian for the nine months ended September 30, 1999, compared to the inclusion of operating results from Meilijian for two months for the nine month period ended September 30, 1998.

General and administrative expenses increased approximately 70% to $2,442,848 in 1999 from $1,439,977 in 1998. The US corporate office's general and administrative expenses increased approximately 123% to $1,736,786 in 1999 from $778,959 in 1998. Among the $1,736,786 of U.S.
corporate expense approximately $224,430 related to people working in China. The other major items of approximately $729,976 resulting in the increase in U.S. corporate expenses, were professional fees and travel expenses related to raising capital and China operations. The general and administrative expenses incurred in the China operations, increased approximately 7% to $706,062 in 1999 from $661,019 in 1998. This was also due to the inclusion of the operating results of Meilijian for the nine months ended September 30, 1999, compared to the inclusion of operating results from Meilijian for two months, for the nine month period ended September 30, 1998. Overall, as a percentage of total revenue, the general and administrative expenses decreased to 55% in 1999 from 97% in 1998.

Interest expense increased approximately 18% to $265,990 in 1999 from $225,320 in 1998. The increase was due to the inclusion of the operating results of Meilijian for the nine months ended September 30, 1999, compared to the inclusion of operating results of Meilijian for two months, for the nine months ended September 30, 1998.

Consequently, the net loss applicable to the common shares increased approximately 110% to $3,653,247 in 1999 from $1,741,102 in 1998. The net loss to the common shares as a percentage of revenue decreased to 83% in 1999 from 117% in 1998.

The Company reported a loss per share of $0.43 in 1999 and $0.29 in 1998. The increase in the loss per share was due mainly to the recognition of deemed dividends associated with the issuance of convertible Preferred Stock Series C, D and E. The total deemed dividends recognized during the nine month period were approximately $788,804. As of September 30, 1998 there were 7,552,957 shares of common stock outstanding and as of September 30, 1999 there were 8,905,229 shares of common stock outstanding. Due to the timing of issuance of new shares, the weighted average number of common shares outstanding in 1999 was only 8,405,775.

Three Month Period Ended September 30, 1999
Compared to Three Month Period Ended September 30, 1998
-------------------------------------------------------

Revenues increased almost 39% to $1,498,458 in 1999 from $1,081,607 in 1998. The main reason for this is the inclusion of the revenues from Meilijian for the three months ended September 30, 1999, compared to the inclusion of revenue from Meilijian for two months, for the three month period ended September 30, 1998.

Cost of goods sold increased approximately 37% to $1,422,284 in 1999 from $1,064,437 in 1998. The increase was due mainly to higher revenue that requires a corresponding increase in cost of goods sold. However, the cost of goods sold as a percentage of revenue decreased to 95% in 1999 from 98% in 1998. Consequently, the gross profit ratio increased to 5% in 1999 from 2% in 1998.

Selling expenses increased approximately 13% to $124,824 in 1999 from $110,240 in 1998. This was also due to the inclusion of the operating results of Meilijian for the three months ended September 30, 1999, compared to the inclusion of operating results of Meilijian for two months, for the three month period ended September 30, 1998.

General and administrative expenses increased approximately 76% to $794,764 in 1999 from $450,883 in 1998. The U.S. corporate office's general and administrative expenses increased approximately 183% to $553,747 in 1999 from $196,013 in 1998. Among the $553,747 of U.S. Corporate expenses, approximately $99,430 of expenses were related to people working in China. The other major items of approximately $166,976 resulting in the increase in U.S. Corporate expenses, were professional fees and travel expenses related to raising capital and China operations. The general and administrative expenses incurred in the China operations, decreased approximately 5% to $241,017 in 1999 from $254,870 in 1998. This was also due to the inclusion of the operating results of Meilijian for the three months ended September 30, 1999, compared to the inclusion of operating results of Meilijian for two months, for the three month period ended September 30, 1998. Overall, as a percentage of total revenue, the general and administrative expenses increased to 53% in 1999 from 42% in 1998.

Interest expense increased approximately 13% to $124,824 in 1999 from $110,241 in 1998.

Consequently, the net loss applicable to the common shares increased approximately 99% to $1,058,938 in 1999 from $532,448 in 1998. The net loss to the common shares as a percentage of revenue increased to 70% in 1999 from 49% in 1998.

The Company reported a loss per share of $0.12 in 1999 and $0.08 in 1998. The increase in the loss per share was due mainly to the recognition of deemed dividends associated with the issuance of convertible Preferred Stock Series D and Convertible Preferred Stock Series E. The total deemed dividends recognized during the three month period were approximately $147,319. Due to the timing of issuance of new shares, the weighted average number of common shares outstanding in 1999 was only 8,798,735.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company reported that net cash used in operating activities was $1,209,987, net cash used in investing activities was $15,888 and net cash provided by financing activities was $1,481,728 with a positive $3,595 effect of exchange rate changes on cash.

As of September 30, 1999, the Company reported that net cash used in operating activities was $2,301,178, net cash used in investing activities was $113,900 and net cash provided by financing activities was $2,235,835 with a negative $1,153 effect of exchange rate changes on cash.

Net cash used in operating activities increased 90% to $2,300,965 in the first nine months of 1999 from $1,209,987 used in operating activities in the same period of 1998. The cash used in operating activities increased mainly due to net losses from operating activities of $2,740,415.

Net cash used in investing activities increased to $113,900 in the first nine months of 1999 from $15,888 in the same period of 1998 was due to the increase of fixed assets in Meilijian.

Net cash provided by financing activities increased to $2,235,835 in the first nine months of 1999 from $1,481,728 in the same period of 1998. The major reason for this increase was due to many fund raising exercises conducted in the first nine months of 1999.

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

We have arranged with a third party vendor to conduct a comprehensive analysis of the Company's in-house computers with respect to potential Year 2000 problems. Our internal analysis has revealed the existence of one micro computer which, owing to its age, bears a high risk of date sensitive operation. We anticipate the completion of the third party analysis prior to the end of the 1999 fouth quarter, and immediate remediation, if necessary, owing to the small number of micro computers (less than 10) utilized by the Company and its subsidiaries. Given the benefit to the Company of utilizing technology more advanced than exists in its present computers, and the utilization of readily available off the shelf hardware and software, the Company is prepared to upgrade or replace all problem computers immediately, where appropriate.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During July, August and September 1999, we conducted a private sale of Series E Convertible Preferred Stock and issued 330,000 shares in five tranches to twenty-four accredited and sophisticated investors at $2.50 per share. The issuance of this Series E Preferred Stock was pursuant to an exemption from registration provided by Rule 506 of Regulation D. The proceeds of the sale of the Series E Preferred Stock were utilized for working capital. The net proceeds of this issuance were $711,963 net of $113,037 of finder's fee, legal and printing expenses.

During July 1999, an institutional holder of Series C Preferred Stock converted 7,672 shares into 20,000 shares of common stock. This holder was an accredited and sophisticated investor and the issuance of the 20,000 shares of underlying common stock was pursuant to an exemption from registration provided by Rule 504 of Regulation D. The proceeds of the sale of the Series C Preferred Stock were earmarked and utilized in connection with the increase in our registered capital contributions to the Green Food Peregrine Children's Food Company, Limited joint venture, located in Shanghai, PRC. When approved by the Ministry of Foreign Trade and Economic Cooperation, this additional contribution will increase our majority interest in the joint venture from 70% to 76%. We did not realize any proceeds upon the conversion of the 7,672 shares of Series C Preferred Stock to 20,000 shares of common stock.

During July 1999, four accredited and sophisticated holders of Series E Preferred Stock converted 60,000 shares into 104,896 shares of common stock. In addition, four accredited and sophisticated investors converted a total of 50,000 shares of Series E Preferred Stock into 89,444 shares of common stock on August 3, 1999 (40,000 shares) and August 23, 1999 (10,000 shares), respectively. The issuance of the common stock underlying the Series E Preferred Stock was pursuant to an exemption from registration provided by Rule 506 of Regulation D. We did not realize any proceeds upon the conversion of the 110,000 shares of Series E Preferred Stock to 194,340 shares of underlying common stock.

During August we conducted a private sale of its common stock to three accredited and sophisticated investors, pursuant to Section 4(2) of the Securities Act of 1933, and received total proceeds of $65,000 and issued 65,000 shares of common stock. The proceeds of these sales were utilized for working capital.

During August 1999, we issued 1,082 shares of common stock at a market price of $1.85 per share in exchange for $2,000 of consulting fees and 1,274 shares of common stock at a market price of $1.57 per share in exchange for a further $2,000 of consulting fees with the same service provider, pursuant to an advisor and consultant stock compensation plan.

Subsequent Events

During September 1999, we 1,163 shares of common stock, at a market price of $1.72 per share, in exchange for $2,000 of consulting fee to a service provider, pursuant to an advisor and consultant stock compensation plan.

During October 1999, sixteen accredited and sophisticated investors holding Convertible Preferred Stock Series E, converted a total of 220,000 shares of Preferred Stock Series E into 440,000 shares of common stock.

During October 1999, the Company signed stock option agreements with three non-employees who are to provide advisory and consulting services to the Company, for a total of 1,016,000 shares of common stock pursuant to Form S-8 registration statement under the 1933 Act. These option agreements contain an exercise price of $0.50 per share for 516,000 options and an exercise price of $0.75 per share for 500,000 options. These option agreements expire on October 17, 2000. Accordingly, the Company will recognize a non-employee compensation cost of $467,360.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - Required by Item 601 of Regulation S-B.

            (27) Financial data schedule

      (b) Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

                                       CHINA PEREGRINE FOOD CORPORATION
                                       (Registrant)

Date:  November 15,1999

                                       /s/Roy G. Warren
                                       --------------------------------
                                       Roy G. Warren, President