Form 10KSB
period 1999-12-31
CHINA PREMIUM FOOD CORP
filed 2000-04-14
CIK 1061029

----------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


           Report For Period January 1, 1999 to December 31, 1999


                       CHINA PREMIUM FOOD CORPORATION
                 (formerly China Peregrine Food Corporation)
           ------------------------------------------------------
           (Name of Small Business Issuer in its Amended Charter)

                       Commission File Number 0-20549

           Delaware                                62-1681831
-------------------------------------         -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


     11300 US Highway 1, Suite 202, North Palm Beach, Florida 33408 USA
-----------------------------------------------------------------------
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

----------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 1, 2000, based upon the $0.8438 per share average bid and asked prices of such stock on that date, was $5,255,670. The number of issuer's shares of common stock outstanding as of March 1, 2000 was 10,353,391.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]


                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   PART I

ITEM 1 - DESCRIPTION OF BUSINESS

                            BUSINESS DEVELOPMENT

Overview
--------

      China Peregrine Food Corporation is a Delaware corporation, which presently owns the majority interest in two Sino-American joint ventures in China known as Green Food Peregrine Children's Food Co. Ltd. and Hangzhou Meilijian Dairy Products Co., Ltd.

      The Company, which was formed on April 26, 1996, was formerly known as Shakespeare Holding, Inc. In February, 1997, Shakespeare merged with Manor Products Corp., a Delaware company established on January 26, 1996, and changed its name to China Peregrine Food Corporation. Manor was a shell company with 331 shareholders and no operating history. Similarly, China Peregrine Food Corporation was a company without substantial assets or operating activity until it purchased the assets of China Peregrine Enterprises Limited in March, 1997.

      The March 5, 1997 purchase of the assets of China Peregrine Enterprises Limited by the Company resulted in the Company becoming an operating entity. These assets consisted of the equity position and contractual rights which China Peregrine Enterprises had in the Green Food Peregrine Chinese joint venture. In consideration for this purchase, the Company issued 45% of its outstanding common stock to the limited partnership. Owing to the Company's non-operating status prior to the above-described acquisition, this transaction has been accounted for as a "reverse" acquisition for financial reporting purposes. Although China Peregrine Enterprises is deemed to be the acquiring company for financial accounting and reporting purposes, the legal status of the Company as the surviving and operating entity remains intact.

      On February 1, 2000, the Company changed its name from China Peregrine Food Corporation to China Premium Food Corporation.

Green Food Peregrine Children's Food Co. Ltd.
---------------------------------------------

      From April of 1993, through March 5, 1997, the majority equity interest in Green Food Peregrine was owned by China Peregrine Enterprises, a Texas limited partnership created for the sole purpose of controlling the operation of the Green Food Peregrine joint venture business. The Green Food Peregrine joint venture company was formed pursuant to a joint venture contract and Articles of Association, dated April 13, 1993, by and among China National Green Food, China Peregrine Enterprises, and Amer-China Partners Ltd. Pursuant to the joint venture contract and the Articles of Association for Green Food Peregrine, China Peregrine Enterprises was required to invest US $3,000,000 as its share of the joint venture's registered capital, with an initial investment of US $720,000.

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

      On May 2, 1998, the Company approved and ratified an agreement between the Company and China National Green Food for the increase of the Company's equity interest in Green Food Peregrine from 70% to 76.92%. This change in the ownership ratio will take place upon the payment of an additional US $1,500,000 in registered capital by the Company over the next eighteen months. Since Chinese government regulations require approval of this change of the investment ratio by the Ministry of Foreign Trade and Economic Cooperation, the Company agreed to interim loans to Green Food Peregrine, presently aggregating approximately, US $1,200,000, with the conversion of that loan to registered capital upon obtaining the required governmental approval. To date, governmental approval of this increase in registered capital has not occurred.

      The stated purpose of the joint venture contract is to strengthen economic cooperation and exchange of technology to develop and improve the quality of products which are competitive in the domestic and international markets and to improve economic efficiency and ensure satisfactory economic profits. The scope of the business of Green Food Peregrine is stated as the manufacture, distribution and marketing of children's fresh milk and other children's food products, including baby foods and supplements. The geographic scope of the joint venture was initially set in Shanghai and Beijing, with expansion to other cities having a population exceeding 2 million upon approval by the Board of Directors.

      No party to the joint venture contract may assign or sell any or part of its ownership interests without a written consent from all other parties to the joint venture contract. Similarly, any changes in the registered capital of Green Food Peregrine must receive the unanimous approval of the Board of Directors and be approved by the examination and approval authority. The respective responsibilities of the parties under the joint venture contract include China National Green Food Corporation's assistance and compliance with all local legal, governmental and other requirements for the operation of the business. The other parties, including the Company, have the responsibility for providing equipment and materials to operate the business and to initiate and maintain qualified management, who have the responsibility of operating the business of the joint venture.

      The Board of directors of Green Food Peregrine consists of five members, with China National Green Food Corporation having the right to appoint two members, the Company having the right to appoint three members, plus the appointment of one advisory director, who has no right to vote. The term of board members is four years unless extended by the appointing party. The Chairman of the Board is elected from the members appointed by China National Green Food Corporation. While the Chairman is designated as the legal representative of the joint venture, the Chairman acts at all times subject to the direction of the Board of Directors. The joint venture contract provides that the Board of Directors is the "highest organ of power of the joint venture" and the Board has the sole power to revise the Articles of Association for the joint venture company, increase or assign the registered capital and make determinations concerning the termination, dissolution or liquidation of the joint venture.

      The management of the business of Green Food Peregrine is the responsibility of the General Manager, who is nominated by the Company and approved by the Board of Directors. The General Manager is responsible for implementing all resolutions of the Board of Directors and for organizing and exercising management of the daily administrative and production functions of the joint venture.

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

      In January, 2000, the Company commenced the termination process under the joint venture contract. The termination is based upon the violation of the joint venture contract by China National Green Food (refusal to cooperate in the Company's attempts to exercise its contractual right to change management of the joint venture) and the existence of accumulated losses in excess of the total registered capital of the joint venture company.

Hangzhou Meilijian Dairy Products Co., Ltd.
-------------------------------------------

      On September 3, 1997 and June 28, 1998, respectively, the Company executed agreements to acquire a 52% interest in Hangzhou Meilijian Dairy Products Co., Ltd. from American Flavors China, Inc., a Delaware corporation. American Flavors China is controlled by Noam and Florence Sender. Prior to this transaction, the Senders had no affiliation with the Company. The remaining 48% of Hangzhou Meilijian is owned by Hangzhou Dairy Co., a controlled entity of the regional Chinese government. On July 31, 1998, the Board of Directors of Hangzhou Meilijian approved the acquisition and, subsequently, the acquisition transaction was approved by the regional government agency. The Company, with the cooperation of its Chinese partner and American Flavors China, has installed a new management team to run the day to day operation of that dairy facility.

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

      The stated purpose of the joint venture contract is to strengthen economic cooperation and exchange of technology to develop and improve the quality of products which are competitive in the domestic and international markets and to improve economic efficiency and ensure satisfactory economic profits. The scope of the business is the production of dairy products, drinks with milk content, fruit juice and the development of new products.

      No party to the joint venture contract may assign or sell any or part of its ownership interests without a written consent from all other parties to the joint venture contract. Similarly, any changes in the registered capital of the Hangzhou Meilijian must receive the unanimous approval of the Board of Directors and be approved by the examination and approval authority.

      The Board of directors of Hangzhou Meilijian consists of six members, with three members being appointed by each party. The term of board members is four years unless extended by the appointing party. The Chairman of the Board is elected from the members appointed by American Flavors China and is designated as the legal representative of the joint venture. The Board has the sole power to revise the Articles of Association for the joint venture company, increase or assign the registered capital and make determinations concerning the merger, termination, dissolution or liquidation of the joint venture. The management of the business of Hangzhou Meilijian is the responsibility of the Board of Directors, with limited powers delegated to the General Manager

      The term of the joint venture contract is twenty years, and can be extended by the Board of Directors upon the approval and examination of the approval authority. The joint venture contract, however, may be terminated prior to the expiration of the stated term upon certain events including a violation of the joint venture contract by any party, without resolution; accumulated losses resulting in the inability of the joint venture to continue; and conditions of impossibility of performance.

      The joint venture contract provides for the continuation of the operation of Hangzhou Meilijian subsequent to the expiration of the twenty year term, by unanimous agreement of the parties. If the joint venture is not continued beyond the term of the joint venture contract, provisions are made for the orderly liquidation of the assets of the company and any remaining capital after payment of debts shall be divided according to the
parties' respective registered capital contributions.    If any dispute is
not resolved in accordance with the terms of the contract, the dispute shall be submitted to the American Institute of the Stockholm chamber of commerce in Stockholm, Sweden, for the final decision in accordance with the arbitration rules of the Institute.

      Currently, the Company has proposed the restructuring of the voting power within the Hangzhou Board of Directors to give the Company greater control of the business activities of the joint venture, with the Company's contribution of an increase in the percentage of registered capital attributed to the Company. The Company accounts for its investment in Meilijian using the equity method of accounting.

New Subsidiaries
----------------

      In December 1999, the Company obtained Chinese government approval for the registration of a new wholly owned subsidiary in the Wai Gao Qiao "Free Trade Zone" in Shanghai, China, known as China Premium Food Corporation (Shanghai) Company, Ltd. The Company intends to develop an import, export and distribution business in China through this subsidiary.

      Also in December of 1999, the Company formed Bravo! Foods, Inc., a wholly owned Delaware subsidiary, which will be utilized to advance the Company's business strategy of promoting and distributing branded products in the United States, through strategic arrangements with local producers and manufacturers.

      As of March 30, 2000, neither of these two new subsidiaries has been capitalized.

                         FORWARD-LOOKING STATEMENTS

      To keep investors informed of the Company's future plans and objectives, this Annual Report on Form 10-KSB (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements." The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions, could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to achieve profit from its business strategies, the ability of the Company to enter into strategic arrangements for the production and distribution of branded products, the Company's ability to meet competition, the Company's ability to exploit its licensing agreements, the Company's ability to penetrate different markets and the Company's ability to generate cash flows and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-KSB).

                           BUSINESS OF THE COMPANY

Overview
--------

      The Company is headquartered in North Palm Beach, Florida. The Company directs the operations of its subsidiaries, Green Food Peregrine, and the Hangzhou Meilijian joint venture, from that location and through frequent trips to China by the Company's President and Chief Executive Officer. In addition, the Company's interests in the day to day operations of the Chinese joint venture subsidiaries and, going forward, the Company's Wai Gao Qiao wholly owned subsidiary, are the responsibility of the Company's Chief Operating Officer (China) and Chief Financial Officer (China), who are resident in Shanghai, China.

      Initially, the mission of the Company was to implement a comprehensive manufacturing, distribution and marketing strategy that would allow the Company to operate its Chinese operations toward profitability and to expand the joint venture business into new markets with dairy and non-dairy food products. This strategy envisioned the creation of a nationwide network of state-of-the-art manufacturing facilities that can process products and deliver the highest quality of fresh refrigerated pasteurized milk to the local consumer. Such facilities would have allowed the Company to develop its position as an effective competitor in the dairy business in major cities in China and allow for the expansion of the Company's business into other dairy and non-dairy food products.

      The majority equity interest in Green Food Peregrine was purchased in early 1997 by the Company to implement this mission. To date, over $6 million dollars have been invested in the Green Food Peregrine effort but, despite various business strategies, product shifts and attempted management changes, Green Food Peregrine's pasteurized milk business failed to reach economic viability, never having penetrated more than 3% of the relevant market. The business activities of Green Food Peregrine ceased in early December 1999. Accordingly, the Company doubts that it will recover its investment in that joint venture.

      On the other hand, the Hangzhou Meilijian joint venture, although technologically limited by western standards, is the dominant dairy and juice producer in Hangzhou, a city of 6 million people, with an 80% market share. With new capital invested in advanced processing equipment, delivery systems, and marketing efforts, this joint venture has been close to breakeven in 1999 and is planning new product launches in 2000, including Looney Tunes(TM) branded items, that management believes will result in profitability. Hangzhou Meilijian's sales accounted for 90% of China Premium's subsidiaries' approximately $6.5 million gross revenues for the fiscal year ending December 31, 1999. The Hangzhou Meilijian joint venture has been in business for over 40 years and has over 420 employees. Hangzhou Meilijian produces and distributes dairy and juice products, including baggie milk, milk powder, aseptic packaged milk and juice products, as well as bottled drinkable yogurt. Hangzhou is located approximately 180 miles from Shanghai.

      During 1999, two initiatives were undertaken to differentiate the Company's products, marketing and, ultimately, business strategy. First, in March, a licensing agreement with Warner Bros. Consumer Products was signed, permitting the Company to produce and distribute, through its subsidiaries, a line of high quality, flavored milks branded with the Warner Bros. Looney Tunes(TM) logos, characters and names. Through taste testing and product development in the summer and fall of 1999, a line of white and flavored milk and yogurt drinks for the Chinese urban market was created. These products each feature a different Looney Tunes(TM) character and have particular packaging and flavor profiles for each different cartoon character. Carrefour hypermarkets, Shanghai's largest food retailer, introduced the first four flavored milks during their October, 1999 20th anniversary promotion in Shanghai, including Tweety orange milk, Daffy banana milk, Taz chocolate milk and Silvester vanilla milk. Despite a retail price premium of 40% over the major competitor's flavored milks, these new products outsold the competitive brands by 4 to 1, with no external advertising and minimal in-store promotion.

      Second, beginning in the third quarter of 1999, the Company's management recognized that Green Food Peregrine would require considerable additional resources to make any appreciable progress toward profitability. In addition, in order to take advantage of the new Looney Tunes(TM) products, planned advertising and promotional support in Shanghai, management realized that much greater distribution and reach than possible with Green Food Peregrine was essential for a successful product launch. This analysis led to a strategic decision to exit the production business in Shanghai and to establish strategic arrangements throughout China with large producers of dairy and healthy beverages for Looney Tunes(TM) product production and distribution. These arrangements contemplate the Company's contribution of its Looney Tunes(TM) production rights, including advertising and marketing support, with production and distribution of products handled by existing, well established dairies in China. Remuneration to China Premium will be based upon a negotiated percentage of gross revenues realized in the sales of the Looney Tunes(TM) product line. Currently, the Company is actively soliciting large dairies in China's top ten cities to implement this new business strategy on a much larger scale. This initiative has moved the Company from a capital intensive production business toward a business which supplies value added branded rights and sales support to existing production and distribution facilities operated by others.

      Beyond these two initiatives, the Company moved further away from production in an attempt to position itself in the business of food distribution in China. In December 1999, the Company obtained government approval for the registration of a wholly owned subsidiary in the Wai Gao Qiao Free Trade Zone in Shanghai, China. This subsidiary, known as China Premium Food Corporation (Shanghai) Company, Ltd., offers foreign companies all the infrastructure necessary to facilitate import/export transactions in or with China, including tax and legal compliance, customs and foreign currency exchange. Pursuant to Wai Gao Qiao rules, this subsidiary can distribute products that it imports into China, while maintaining reasonable price/profit margins owing to its status as a direct importer.

      In addition, in February of 2000, the Company announced an agreement in principle to acquire the business of Mandarin Fine Foods Company of Beijing and Shanghai. Mandarin is the dominant distributor of premium food products to four- and five-star hotels throughout China. Mandarin's customers include most of the finest hotels in China and many top restaurants in Beijing and Shanghai, China's two largest and most advanced cities. The agreement calls for the Company to obtain operating control of the business of Mandarin with the payment of $2.2 million and stock of the Company valued at $1.75 per share for an additional $2.2 million in value.

      The bulk of Mandarin's $8 million dollar sales volume is derived from eight product categories, most of which are imported from outside China. Mandarin is the largest importer of prime, aged, U.S. beef to China and represents approximately 60% of all premium U.S. beef exported to China. Additional products include dairy and cheese, Italian food dry goods, caviar, smoked salmon, oysters, various other meat products and seafood, and several pastry and dessert foods. Mandarin processes its caviar in China, utilizing local Sturgeon, and produces its own "fresh" pasta in China. Currently, the Company is working through the terms and conditions of a definitive agreement with Mandarin.

      Finally, in December of 1999, the Company formed Bravo! Foods, Inc., a wholly owned Delaware subsidiary which will be utilized to advance the Company's business strategy of promoting and distributing branded products in the United States.

Principal Products And Markets
------------------------------

      Historically and at present, the predominant milk product available to consumers in major cities in the People's Republic of China has been non-refrigerated "baggie milk," prepared for retail consumption on a daily basis. The processing of baggie milk customarily has involved either a type of pasteurization that has not met western bacteria count standards, or the utilization of an ultra high temperature (UHT) process. The Hangzhou Meilijian joint venture utilizes the UHT process for the production of its milk products. The distribution of milk in China has been through a methodology known as the "reserve system" which was put in place more than a decade ago as a way to deliver state-produced milk directly to milk stations and public housing units. Since refrigeration is not part of this distribution system, the trend in recent years has been to utilize UHT processed milk products in an attempt to meet bacteria count standards.

      The Company's Hangzhou Meilijian subsidiary processes, packages and distributes both UHT baggie milk and drinkable yogurt, which is sold in individual bottles. In addition, the Company anticipates that, in 2000, Hangzhou Meilijian will produce and sell western quality fresh, pasteurized, refrigerated flavored and white milk, branded with the Looney TunesJ name and characters in gable topped cartons. "Gable topped" cartons are traditional Western style treated paper box like containers with triangular "gable" tops.

      The Company intends to establish strategic arrangements throughout China with large producers of dairy and healthy beverages for the production and distribution of Looney Tunes(TM) flavored milk products. Under such arrangements, the Company will contribute its Looney Tunes(TM) production rights, including advertising and marketing support, with production and distribution of products handled by existing, well established dairies in China.

Price Strategy
--------------

      Demographic statistics confirm that urban consumers have the financial capability to pay a premium price for premium value at the consumer products level. Depending on the competitive individual products, and the quality of those competitive individual products, Hangzhou Meilijian expects to price its milk products sold in Hangzhou and other markets, as follows:


Looney Tunes(TM) white milk        (all markets)        RMB6.38    US$0.77
Looney Tunes(TM) flavored milk     (all markets)        RMB8.00    US$0.96
Looney Tunes(TM) aseptic bricks    (all markets)        RMB8.00    US$0.96
Tetra- Pack white milk             (Zhejiang market)    RMB4.65    US$0.56
Tetra- Pack white milk             (other markets)      RMB6.38    US$0.77


These prices represent a premium of approximately 30% to 40% over the prices charged by competitors in the relevant markets. With respect to UHT baggie milk and drinkable yogurt, Hangzhou Meilijian's prices are in line with competitors' prices.

      The referenced demographic statistics in this discussion are based upon extrapolations from the Chinese State Statistical Bureau Reports for 1997 and China The Consumer Revolution, Conhua Li, Deloitte & Touche Consulting Group, John Wiley & Sons, Publishers, 1998.

Distribution
------------

      In Hangzhou Meilijian, 90% of product distribution is accomplished utilizing the traditional Chinese "reserve system". Each delivery truck is insulated and makes deliveries directly from the processing plant. Typically, each delivery truck makes one plant pick up and follows the same delivery route each day. The "reserve system" usually involves delivery of product to a non-refrigerated point of purchase. Typically, this point of purchase was in the housing units (similar to large apartment buildings) of consumers. As a result, product was delivered within hours of production (in the very early morning hours), purchased by the consumer immediately upon delivery to their housing unit, and consumed within hours of purchase. Under this "reserve system," milk is packaged in 240 ml soft baggie packets that are purchased daily in the lobby of the respective housing units. The Company expects that incremental product acceptance of premium Looney Tunes(TM) fresh, refrigerated milk, as well as its Tetra-Pack and aseptic brick products, in Hangzhou and other markets will be such that the joint venture's distribution system must expand from its present 20 trucks, with associated distribution personnel.

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

      At this time, there virtually is no advertising for milk or ready-to-feed infant formula in Shanghai. There is TV and print advertising for other carbonated and non-carbonated beverages, and multi-national company branded, aseptic and powdered products. Management believes that all beverage advertising for branded quality products will increase overall awareness and consumption for these categories. After Hangzhou Meilijian has launched its Looney TunesJ branded product and expanded its distribution, the Company intends to begin print and television advertising. In addition, the Company will provide marketing and advertising support for the production and distribution if its Looney Tunes products through strategic arrangements with dairy producers in major Chinese cities other than Hangzhou.

      The Company hopes to coordinate its advertising efforts with national awareness campaigns by Warner Bros. in China for Looney Tunes(TM) characters.

Competition
-----------

      For quite some time, there have been powdered and aseptic packaged products available in China that could be considered as indirect competition to the Company's product line. The Company, however, does not believe that this product line would effectively compete with its Looney Tunes(TM) flavored dairy products.

      In Hangzhou, the Company's joint venture enjoys an 80% share of the relevant market, without significant competition as an historic matter. In the past year, however, Shanghai Dairy Corporation has commenced sales efforts in Hangzhou. While this competitor appears to be well organized and well funded, the Company believes that a combination of product loyalty and Looney Tunes(TM) branded products will enable Hangzhou Meilijian to maintain a significant share of the local market.

Suppliers
---------

      Green Food Peregrine used and Hangzhou Meilijian continues to utilize cartons and boxes supplied by International Paper Company. In Hangzhou, the Hangzhou Meilijian joint venture buys 80% of its raw milk from the Company's partner in that joint venture, Hangzhou Dairy Complex. The remaining 20% of purchases are from a variety of other dairies. The Company anticipates that the required raw goods supply will be stable and adequate in the future.

Licensing and Status of New Products
------------------------------------

      In January 1999, the Company signed a Master Licensing Agreement with Warner Brothers Consumer Products Co. and obtained the right to utilize Warner Brothers' Looney Tunes(TM) character images and names in the Shanghai and Hangzhou greater metropolitan areas. This licensing agreement gives the Company exclusive rights to such images and names in the defined geographic regions for use in connection with specified categories of products sold in those areas. The company started to introduce these Looney Tunes(TM) products in Shanghai in October, 1999, but that introduction stopped with the cessation of operations of Green Food Peregrine. The Company has not started to introduce these Looney Tunes(TM) products in the Hangzhou markets but expects to do so before the close of the second quarter of this year.

      The Company recorded a $300,000 licensing agreement asset and an obligation with respect to the Warner Brothers master licensing agreement. An amount of $45,000 was payable upon the signing of this agreement and the balance is to be paid in ten installments of $21,250, on or before the following dates: September 30, 1999, December 31, 1999; March 31, 2000; June 30, 2000; September 30, 2000; December 31, 2000; March 31, 2001; June 30,
2001; September 30, 2001; December 31, 2001 and one final payment of $42,500 on or before March 31, 2002.

      In April of 1999, the Company announced a definitive, exclusive, private label agreement with Lance, Inc to export snack foods to China. Lance will serve as the Company's exclusive supplier of cookies, cakes, crackers, meat snacks, nuts and chips for the Chinese market. The Company intends to import these snack items to China and will distribute them through the Company's recently established and government approved China Premium Food Corporation (Shanghai) Co., Ltd. The Company intends to combine the exclusive supply contract with its anticipated contractual rights to distribute and sell Looney Tunes(TM) snack products in China.

The Role of Government; Doing Business in China
-----------------------------------------------

      Doing business in China involves several risks including internal and international political risks, evolving national economic policies as well as financial and accounting standards, expropriation and the potential for a reversal in economic conditions.

      The revenues of the Company and its subsidiaries in China will be in Chinese renminbi (RMB). In order to pay the Company fees and dividends, conversion of RMB into US dollars is necessary. Under current Chinese law, the conversion of RMB into foreign currency requires government consent. Government authorities may impose restrictions which could have a negative impact on the conversion process.

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

      Moreover, while the government of the People's Republic of China has pursued a policy which has prioritized the development of children's food, in particular milk products, to better serve its people resulting in a focus on the role of agriculture, in general, in China, there can be no assurance that this policy will continue in the long term. Similarly, the recent changes in the laws of China pertaining to the future ownership of commercial facilities presently owned by the state, which has resulted in a perceived policy shift from a controlled economy to a free market system in the dairy industry, may not be accurate in concept or in execution. As such, the risk is present that the business strategy set forth in this document may not be successful owing to a change in government approach, or that the very existence of the joint venture businesses in which the Company has controlling interests may be affected adversely.

Employees
---------

      As of March 1, 2000, the Company had four management employees located at its North Palm Beach corporate offices. Through the third quarter of 1999, Green Food Peregrine had 75 employees servicing its Shanghai facility, functionally categorized as follows: management, 4; administrative, 10; manufacturing 41; and distribution, 20. In 1999 and through March 1, 2000, Hangzhou Meilijian had 420 employees, functionally categorized as follows: management, 7; administrative, 150; manufacturing 213; and distribution, 50.

ITEM 2 - DESCRIPTION OF PROPERTY

      Neither China Peregrine Food Corporation nor its subsidiaries currently owns any real property. As of February 1, 1999, the Company's corporate offices are located at 11300 US Highway 1, Suite 202, North, Palm Beach, Florida, pursuant to a lease with HCF Realty, Inc., having a term of five years. The Company's current aggregate monthly rent amounts to approximately $4,200, which will increase (assuming an estimated annual increase of 2%) to approximately $6,100 per month by the fifth year.

      Green Food Peregrine, which is in the process of termination, leases office facilities located in Shanghai, has a ground lease for the land on which the dairy processing facility is located for a term ending June 30, 2043, at the rate of RMB25,000.00 per month (approximately US $3,012), and leases a distribution center located in Shanghai, for a monthly tenancy, at the rate of RMB 8,500 per month (approximately US $1,025). While Green Food Peregrine does not own any real estate, it does own the buildings located on the land, which is subject to the above described ground lease. The Company does not have any liability with respect to these leases.

      Hangzhou Meilijian leases office and production facilities in Hangzhou from the Company's joint venture partner Hangzhou Dairy Complex at a rate of approximately US $3,500 per month.

      Currently, the Company does not have a policy to acquire property for possible capital gains or income generation. In addition, the Company does not invest in securities of real estate entities or developed or underdeveloped properties.

ITEM 3 - LEGAL PROCEEDINGS

      There currently are no claims or lawsuits against the Company or its subsidiaries, except Green Food Peregrine. In June of 1998, Green Food Peregrine entered into an agreement with State Development Bank of China and the Construction Bank of China with respect to two loans aggregating approximately US $1,200,000. These agreements called for the quarterly payment of approximately US $50,000 to each bank. In late December 1999, the State Development Bank of China and the Construction Bank of China commenced lawsuits against Green Food Peregrine aggregating approximately US $1,200,000.

      In early December 1999, Eastsea Cow Farm, a raw milk supplier, commenced an action to recover approximately US $43,000. In January 2000, another milk supplier, the Zhejiang Xing Ye Group Co., Ltd., commenced an action for approximately US $6,600 and has obtained a court order seizing the property (including production and office facilities) of Green Food Peregrine.

      In October 1999, a Green Food Peregrine truck driver was adjudicated responsible for an accident which injured another person. The compensation due is approximately US $7,800 and may be paid from available insurance proceeds.

      The Company does not have any liability with respect to these claims against Green Food Peregrine.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      The 1998 annual meeting of the shareholders of the Company was held on March 16, 2000. The following matters were submitted to the shareholders at the Annual Meeting. The first Proposal to be submitted at the Annual Meeting was the election of four (4) directors of the Company for respective terms to expire at the second subsequent annual meeting of shareholders of the Company, to be held in the year 2001. The Board of Directors accepted nominations for the following persons as directors of the Company, all of whom presently serve as directors of the Company:


      Mr. Robert J. Cummings    (Director and member of the Executive Committee)
      Mr. George Holdsworth     (Director)
      Mr. Michael G. Lucci      (Director and member of the Executive Committee)
      Mr. Phillip Pearce        (Director and member of the Compensation Committee)



      Total Share Votes Recorded for Directors        10,617,162
      Total Share Votes                               12,113,391
      Quorum Percentage                                    87.56%


                                  For          Withhold
                                  ---          --------

      Votes for Mr. Cummings      6,874,475    2,982,487
      Votes for Mr. Holdsworth    6,874,475    2,982,487
      Votes for Mr. Lucci         6,873,975    2,982,989
      Votes for Mr. Pearce        6,849,475    3,082,687


      The second Proposal submitted at the Annual Meeting was the ratification or rejection of the selection by the Board of Directors of BDO Seidman, LLP as independent public accountants for the Company for the current fiscal year and for the past fiscal year. BDO Seidman, LLP has examined the financial matters of the Company and of its Chinese subsidiary as well as its predecessor operating entity and has issued a report on its audit of said matters for the years ending December 31, 1996 through 1999.


      Total Share Votes Recorded for Accountant    10,617,162
      Total Share Votes                            12,113,391
      Quorum Percentage                                 87.56%



                                  For          Against
                                  ---          -------

      Votes for Ratification      7,452,973    2,981,486



                                   PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information
------------------

      Of the 10,353,3291 shares of the Company's common stock issued and outstanding as of March 1, 1999, 2,503,168 shares held by non-affiliates are subject to over-the-counter trading on the NASD OTC Electronic Bulletin Board. The following quarterly quotations for Common Stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                QUARTER         HIGH BID PRICE    LOW BID PRICE
                -------         --------------    -------------

1997       Q4 (10/1 - 12/31)        $6.87             $3.00

1998       Q1 (1/3 - 3/31)          $4.10             $2.10

           Q2 (4/1 - 6/30)          $2.60             $0.60

           Q3 (7/1 - 9/30)          $2.50             $0.33

           Q4 (10/1 B 12/31)        $2.25             $1.00

1999       Q1 (1/3 - 3/31)          $2.87             $0.87

           Q2 (4/1 - 6/30)          $2.87             $1.31

           Q3 (7/1 - 9/30)          $1.92             $1.12

           Q4 (10/1 B 12/31)        $1.25             $0.81


Holders at March 1, 2000
------------------------


Common Stock                  10,453,129 shares    1,212 holders
Preferred Stock (Series A)       500,000 shares        1 holder
Preferred Stock (Series B)     1,260,000 shares        3 holders
Preferred Stock (Series C)        14,904 shares        1 holder
Preferred Stock (Series D)       130,250 shares        4 holders


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

      The Company has accrued dividends for its Convertible Preferred Stock in the amount of $370,039 as of December 31, 1999.

Recent Sales of Unregistered Securities
---------------------------------------

FISCAL YEAR 1997

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

      On March 5, 1997, the Company issued 1,040,000 shares of common stock in exchange for the assets of China Peregrine Enterprises, Limited, pursuant to Section 4(2) of the Act. China Peregrine Enterprises is a Texas limited partnership, set up to manage its interest in China operation conducted by a Chinese joint venture known as Green Food Peregrine Children's Food Co. Ltd. By this transaction, the Company assumed all of the rights and obligations of China Peregrine Enterprises in and to this Chinese joint venture. With the completion of the transaction, the Company became an operating entity.

      As a condition to the Company's purchase of China Peregrine Enterprises' assets, the Company required that all obligations China Peregrine Enterprises not incurred under the joint venture contract to be removed from China Peregrine Enterprises' books. Accordingly, three shareholders of the Company agreed to assume such non joint venture debt, which consisted of a line of credit obligation existing at the First Tennessee Bank. On March 15, 1997, the Company issued 1,260,000 shares of Series B preferred stock, pursuant to Section 4(2) of the Act, at stated value of $1.00 per share to three shareholders in consideration of their assumption of the obligation to pay off approximately $1,260,000 of an outstanding line of credit owed by China Peregrine Enterprises to the Tennessee-based financial institution. The outstanding line of credit was incurred by China Peregrine Enterprises during 1995 and 1996 and paid off in 1997. Two of the three shareholders to whom the Series B shares were issued were part of the reorganized "founders" group, and the third was a limited partner in China Peregrine Enterprises.

      In the Spring of 1997, the payment of the last installment to satisfy the capital contribution requirements of the Green Food Peregrine joint venture contract and Articles of Association for that joint venture company became due. Payment of this last installment was necessary to secure the continued involvement of the Company in the joint venture. Accordingly, by late March, 1997, certain shareholders of the Company loaned sufficient funds to pay the capital contribution installment then due. On May 1,1997, the Company closed a Rule 504, Regulation D, limited public offering of 975,000 units, each unit consisting of one share of common stock and a warrant for one share of common stock, at $1.00 per unit to raise money to repay these loans, the proceeds of which had been utilized to pay the required capital contribution. The net proceeds of this offering amounted to $975,000. All of the proceeds of this limited public offering were earmarked for and utilized to repay the shareholders loans. This 504 offering was combined with the issuance of 25,000 shares by the Company in the above discussed merger transaction with Manor Corp. for reporting and integration purposes. The common stock underlying the warrants were not part of this 504 offering, having an exercise date deferred for one year. This offering closed May 1, 1997.

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


Description                                 Date      Shares     Identity
----------------------------------------------------------------------------------------------------

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

Issuance of stock for consulting          07/01/97     24,000    Susan Lurvey (12,000); Dennison
service                                                          Chapman (12,000)

Issuance of stock for accounting          10/01/97     15,000    Seymour Borislow (10,000)
service                                                          Jeffrey Factor (5,000)

Issuance of stock for consulting          10/15/97     25,000    David Dreyer
service

Issuance of stock for a directors' fee    11/01/97     25,000    Philip Pearce

Issuance of stock for travel expense      11/17/97     20,000    Tamarind Management Ltd.(15,000)
Dale Reese (5,000)
----------------------------------------------------------------------------------------------------

      During 1997, the Company signed a total of four stock options agreements with certain shareholders and non-employee directors for restricted shares pursuant to Section 4(2) of the Act. These four stock option agreements are summarized as follows:


                   Granting       Options     Exercise       Vesting    Expiration
                     Date         Granted      Price         Period        Date
                   ---------------------------------------------------------------
Agreement One       4/29/97      1,005,533     $1.00          None       4/28/2002
Agreement Two       4/30/97      2,000,000     $1.00          None       4/29/2002
Agreement Three     10/1/97         25,000     $1.00          None       9/30/2002
Agreement Four      10/1/97         15,000     $1.00          None       9/30/2002
----------------------------------------------------------------------------------
Total options granted in 1997    3,045,533                -none exercised
                                 ---------

FISCAL YEAR 1998

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

      On February 2, 1998, the Company issued 5,272 shares of common stock at $2.25 per share to Kenneth G. Hanson in exchange for his services in connection with the furnishing of the Company's corporate office, pursuant to Section 4(2) of the Act. Mr. Hanson was an existing shareholder of the Company and gained detailed knowledge of the business and operations of the Company through his access to top level management at the Company's corporate offices.

      On February 19, 1998, the Company issued 120,000 shares of common stock at a price of $1.00 per share to Amer-China Partners, Limited (ACPL) pursuant to a signed agreement dated October 1, 1997, to acquire ACPL's entire interest and right (2.4%) in and to the Green Food Peregrine Children's Food Co. Ltd., pursuant to Section 4(2) of the Act.

      On May 2, 1998, the Company issued 557,000 units (each unit composed of one share of common stock and one warrant to purchase one share of common stock) at a price of $2.50 per unit, pursuant to a private offering in accordance with the exemption provided in Regulation D, Rule 506. The net proceeds of this offering were $1,531,685. Among the 557,000 shares issued, 2,000 shares were issued in exchange for accounting services. The holders of such warrants are entitled to purchase, from time to time, up to 557,000 shares of common stock, per value $0.001 per share, at an exercise price of $1.00 per share, at any time after June 30, 1998 and through and including June 30, 2003. The 557,000 shares were sold to 33 purchasers who, with one exception, all qualified as "accredited" investors.

      On June 19, 1998, the Company entered into a definitive agreement with American Flavors China, Inc., a U.S.-based entity, to acquire its 52% equity interest in Hangzhou Meilijian Dairy Products Co. Ltd. (Hangzhou Meilijian). The Boards of Directors of both companies and of the joint venture have approved the acquisition. Hangzhou Dairy Co. Ltd., a state-owned enterprise in Zhejian Province of China, controls the remaining 48% of equity interest in Hangzhou Meilijian. The aforesaid acquisition is subject to approval by the local government authorities, which presently is pending. The terms of the acquisition agreement, in part, resulted in the issue of 1,513,685 shares of the Company's common stock to American Flavors China, Inc., pursuant to Section 4(2) of the Act. The negotiations for this purchase covered a time period of approximately one year. During that time, the principals at American Flavors China, Inc. were given appropriate corporate information concerning the business and operations of the Company.

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

FISCAL YEAR 1999

Section 4(2) Issues
-------------------

      During the period February 2, 1999 through February 18, 1999, the Company issued 100,000 shares of its common stock to four accredited and/or sophisticated investors, resulting from the exercise of common stock warrants issued to these investors in 1997 as part of a Section 4(2)/ Rule 506 offering.

      From March 4, 1999 through April 21, 1999, the Company issued 315,000 shares of its common stock to twelve accredited and/or sophisticated investors, who were known to the Company or existing shareholders of the Company.

      On May 28, 1999, the Company issued 145,000 shares of common stock to seven accredited/sophisticated investors; on June 25, 1999, the Company issued 117,200 shares of common stock to four accredited/sophisticated investors; and on September 16, 1999, the Company issued 65,000 shares of common stock to three accredited/sophisticated investors.

      Each above described issuance of the Company's common stock was pursuant to Section 4(2) of the Securities Act of 1933 and was made pursuant to and based upon the qualification of each investor, including representations as to the investment purpose of each such purchase.

Series C Preferred - Conversions
--------------------------------

      On January 5, 1999 and January 7, 1999, respectively, the Company issued 13,959 shares of its common stock to Utah Resources International, Inc., pursuant to its conversion of the Company's Series C Convertible Preferred Stock. On February 5, 1999 and March 3, 1999, the Company issued the aggregate of 80,000 shares of its common stock pursuant to conversions by Utah Resources. In addition, at that time, the Company issued 150,000 shares of its common stock to Explorer Fund Management, Inc., pursuant to its conversion of 50,000 shares of the Company's Series C Convertible Preferred Stock.

      On March 23, 1999 and May 19, 1999, respectively, the Company issues common stock aggregating 83,334 shares to Utah Resources pursuant to its Series C conversions. Subsequent conversions of Series C Preferred by Utah Resources resulted in the issuance of 20,000 shares of common stock on July 30, 1999, 30,000 shares of common stock on October 20, 1999 and 134,000 shares of common stock on November 16, 1999.

Series D Preferred - Issues
---------------------------

      On March 9, 1999 and April 23, 1999, respectively, the Company issued 53,500 and 25,000 shares of its Series D Convertible Preferred Stock to three accredited and/or sophisticated corporate investors and one finder. The gross proceeds from this offer aggregated $750,000. These shares of Series D Convertible Preferred Stock were issued in reliance upon the exemption from registration provided in Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, and the proceeds therefrom were used for general working capital. The issue consisted of the Series D Convertible Preferred Stock at $10.00 per share, with Warrants to: Austinvest Anstalt Balzers, 16,250 Series D/16,250 warrants for $162,500; Esquire Trade & Finance Inc.,16,250 Series D/16,250 warrants for $162,500; Amro International, S.A., 17,500 Series D/17,500 warrants for $175,000. The Company filed an SB-2 registration statement on April 16, 1999, with respect to resale of the shares of common stock underlying the Series D Convertible Preferred and the warrants.

Series E Preferred - Issues
---------------------------

      During July, August and September 1999, the Company conducted a private sale of Series E Convertible Preferred Stock and issued 330,000 shares in five traunches to twenty-four accredited and sophisticated investors at $2.50 per share, as follows:


July 23, 1999 -   100,000 Series E shares and warrants for 50,000 common to seven investors
Aug. 16, 1999 -    30,000 Series E shares and warrants for 15,000 common to three investors
Sept. 1, 1999 -    60,000 Series E shares and warrants for 30,000 common to three investors
Sept. 14, 1999 -   40,000 Series E shares and warrants for 52,000 common to three investors
Sept. 27, 1999 -  100,000 Series E shares and warrants for 50,000 common to eight investors

      These investor warrants and finder warrants are exercisable as follows:


                    Underlying     Exercise
Closing Date          Common         Price        Expire
------------        ----------     --------       ------

July 23, 1999
       Investors      50,000      $3.00/share    7-22-01
       Finder         10,000      $2.75/share    7-22-04
       Finder         10,000      $5.00/share    7-22-02

August 16, 1999
       Investors      15,000      $3.00/share    8-15-01
       Finder          3,000      $2.75/share    8-15-04
       Finder          3,000      $5.00/share    8-15-02

September 1,1999
       Investors      30,000      $3.00/share    8-31-01
       Finder          6,000      $2.75/share    8-31-04
       Finder          6,000      $5.00/share    8-31-02

September 14,1999
       Investors      20,000      $3.00/share    9-13-01
       Finder          4,000      $2.75/share    9-13-04
       Finder          4,000      $5.00/share    9-13-02

September 27, 1999
       Investors      50,000      $3.00/share    9-26-01
       Finder         10,000      $2.75/share    9-26-04
       Finder         10,000      $5.00/share    9-26-02

       No Series E Warrants have been exercised


      The issuance of this Series E Preferred Stock and warrants was pursuant to an exemption from registration provided by Rule 506 of Regulation D. The proceeds of the sale of the Series E Preferred Stock were utilized for working capital. The net proceeds of this issuance were $711,963 net of $113,037 of finder's fee, legal and printing expenses.

Series E Preferred - Conversions
--------------------------------

      On July 29, 1999, four holders of Series E Preferred Stock converted 60,000 shares into 104,896 shares of common stock. In addition, four holders converted a total of 50,000 shares of Series E Preferred Stock into 89,444 shares of common stock on August 3, 1999 (40,000 shares) and August 23, 1999 (10,000 shares), respectively. The issuance of the common stock underlying the Series E Preferred Stock was pursuant to an exemption from registration provided by Rule 506 of Regulation D. On October 29, 1999, sixteen accredited and sophisticated investors holding Convertible Preferred Stock Series E, converted a total of 220,000 shares of Preferred Stock Series E into 440,000 shares of common stock. The Company did not realize any proceeds upon the conversion of the Series E Preferred Stock to common stock. All of the Series E Preferred stock has been converted.

Section 4(2) - Consultant Issues
--------------------------------

      During 1999, the Company issued 11,303 shares of common stock were issued to The Omega Group for dairy consulting services rendered, as follows:


May 28, 1999        4048 shares
June 25, 1999       1999 shares
August 16, 1999     2356 shares
October 14, 1999    1163 shares
December 2, 1999    1737 shares


      These shares of common stock were issued at market value and were issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

Warrants and Options
--------------------

      On June 15, 1999, the Company issued a total of five stock options agreements with certain non-shareholders and non-employees, who had provided bookkeeping, research and organizational services, for 55,000 restricted shares of common stock pursuant to Section 4(2) of the Act. These options contain an exercise price of $1.00 per share and expire in five (5) years.

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

Subsequent Events
-----------------

Subsequent Events
-----------------

      On February 1, 2000, the Company amended its Rule 506 offering with respect to the Series D Preferred Stock originally offered on March 9, 1999 and April 23, 1999, respectively. Pursuant to this amended offering, the Company issued an additional 50,000 shares of the Series D Preferred and warrants for 1,300,000 shares of common stock to the existing holders of the Company's Series D Preferred Stock. This amended offering resulted in gross proceeds of $500,000. The Series D Preferred has a Stated Value of $10.00 per share and is convertible at 80% of market. The warrants for 1,300,000 shares of common stock have an exercise price of $0.625 per share and an expiration date of January 31, 2003. In connection with this sale, the Company issued 175,000 shares of its common stock to such holders pursuant to Regulation D, having a value equal to the $0.75 per share February 1, 2000 market value for the Company's common stock.

      On February 7, 2000, the Company signed agreements with two non-employees who have provided graphic design and legal services to the Company, for the issuance of a total of 131,314 shares of common stock pursuant to a 1933 Act Form S-8 registration statement to be filed by the Company. The common stock underlying these agreements is valued at $0.75 per share, which was the market value of the Company's common stock on February 7, 2000, the execution date of the agreements. The Company anticipates the filing of a Form S-8 with respect to these shares prior to May 1, 2000.

      On April 7, 2000, the Company closed a Rule 506, Regulation D exempt offering for 150,000 shares of its Series F Convertible Preferred Stock, having a per share Stated Value of $10.00, and Warrants which entitle the holders of the Series F Preferred to purchase an aggregate of 3,000,000 shares of common stock. This offering resulted in gross proceeds of $1,500,000. Each Preferred share is convertible to the common stock of the Company at a per common share conversion price of $0.50, based upon the Stated Value divided by conversion price times the number of shares to be converted. The Series F Preferred have no voting rights or redemption features and no dividends rights beyond those attributable to the Company's common stock. The Warrants for 3,000,000 shares of common stock have an exercise price of $1.00 per share and are exercisable immediately for a three year period. The Company can call 50% of Warrants if its common stock trades at 200% of the April 7, 2000 Closing Date price of $0.75 per share for 10 consecutive trading days, and 100% of the Warrants if its common stock trades at 300% of the April 7, 2000 Closing Date price of $0.75 per share for 10 consecutive trading days. In addition, the Company issued a Warrant to a consultant in connection with this transaction, which entitles the holder to purchase an aggregate of 1,600,000 shares of common stock at an exercise price of $0.84 per share. The Warrant is exercisable immediately for a three year period and has the same "call" provisions as the investor Warrants described above. This transaction provides for total potential proceeds of $5,844,000, based upon the issuance of a maximum of 7,600,000 shares of common stock underlying the Series F Preferred and the Warrants, at an average price per share of $0.77. The holders of the Preferred and the Warrants have certain registration rights for the resale of the Company's common stock underlying the Series F Convertible Preferred and the warrants.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1999

INTRODUCTION

Change of Business Focus
------------------------

      In 1997, the Company's business strategy was to implement a comprehensive manufacturing, distribution and marketing plan that would allow the Company to operate its Chinese operations toward profitability and to expand the joint venture business into new markets with dairy and non-dairy food products. This strategy envisioned the creation of a nationwide network of state-of-the-art manufacturing facilities to process products and deliver fresh refrigerated pasteurized milk to the local consumer initially in Shanghai and, commencing in the third quarter of 1998, in Hangzhou, People's Republic of China. Such facilities would have allowed the Company to develop its position as an effective competitor in the dairy business in major cities in China and allow for the expansion of the Company's business into other dairy and non-dairy food products.

      To implement this plan, in 1997 the Company purchased the majority equity interest in Green Food Peregrine, located in Shanghai, through a reverse merger with China Peregrine Enterprise Limited. To date, approximately $5 million dollars have been invested in the Green Food Peregrine effort but, despite various business strategies, product shifts and attempted management changes, Green Food Peregrine's pasteurized milk business failed to reach economic viability, never having penetrated more than 3% of the relevant market.

      In June 1998, the Company purchased the majority equity interest in the Hangzhou Meilijian joint venture. Hangzhou Meilijian is the dominant dairy and juice producer in Hangzhou, a city of 6 million people, with a 70% market share. With new capital invested in advanced processing equipment, delivery systems, and marketing efforts, this joint venture has been close to breakeven in 1999 and is planning new product launches in 2000, including Looney Tunes(TM) branded items, that management believes will result in profitability. Hangzhou Meilijian's sales accounted for 90% of China Premium's subsidiaries' approximately $5.6 million gross revenues for the fiscal year ending December 31, 1999.

      During 1999, the Company began to shift its business focus and strategy from the production of milk products to position itself as a Company involved in the marketing and distribution of a broad range of food products in China, including premium branded items. In March 1999, a licensing agreement with Warner Bros. Consumer Products was signed, permitting the Company to produce and distribute, through its subsidiaries, a line of high quality, flavored milks branded with the Warner Bros. Looney Tunes(TM) logos, characters and names. Through taste testing and product development in the summer and fall of 1999, a line of white and flavored milk and yogurt drinks for the Chinese urban market was created. These products each feature a different Looney Tunes(TM) character and have particular packaging and flavor profiles for each different cartoon character. Carrefour hypermarkets, Shanghai's largest food retailer, introduced the first four flavored milks during their October, 1999 20th anniversary promotion in Shanghai, including Tweety orange milk, Daffy banana milk, Taz chocolate milk and Silvester vanilla milk. Despite a retail price premium of 40% over the major competitor's flavored milks, these new products outsold the competitive brands by 4 to 1, with no external advertising and minimal in-store promotion.

      Beginning in the third quarter of 1999, the Company's management recognized that Green Food Peregrine would require considerable additional resources to make any appreciable progress toward profitability. In addition, in order to take advantage of the new Looney Tunes(TM) products, planned advertising and promotional support in Shanghai, management realized that much greater distribution and reach than possible with Green Food Peregrine was essential for a successful product launch. Coupled with this realization was the perceived need to change management in Green Food Peregrine in order to effect greater control by the Company over the day to day operations of this joint venture and thereby maximize the potential of the Looney Tunes(TM) product line. When the Company attempted to appoint and install Western trained management to operate Green Food Peregrine, the Chinese partner in this joint venture refused to cooperate and was in violation of the joint venture contract. These events led to a strategic decision in December 1999 to exit the milk production business in Shanghai. On January 3, 2000, the Company commenced procedures to terminate the Green Food Peregrine joint venture and to seek strategic arms-length arrangements throughout China with large producers of dairy and healthy beverages for Looney Tunes(TM) product production and distribution. The Company's business model for these arrangements contemplates the Company's contribution of its Looney Tunes(TM) production rights, including advertising and marketing support, with production and distribution of products handled by existing, well established dairies in China. Remuneration to China Premium will be based upon a negotiated percentage of gross revenues realized in the sales of the Looney Tunes(TM) product line. Currently, the Company is actively soliciting large dairies in China's top ten cities to implement this new business strategy.

      This initiative has moved the Company from a capital intensive production business in Shanghai toward a business which supplies value added branded rights and sales support to existing production and distribution facilities operated by others. In addition, by commencing the termination of this joint venture, the Company eliminated its ongoing cash support of the operations of Green Food Peregrine, which constituted the Company's largest single recurring expenditure. In 1998 and 1999, the Company advanced $527,779 and $870,589, respectively, to Green Food Peregrine, with losses on its investment in that joint venture of $1,066,595 and $1,034,606 for those years.

      In December 1999, the Company obtained government approval for the registration of a wholly owned subsidiary in the Wai Gao Qiao Free Trade Zone in Shanghai, China. This subsidiary, known as China Premium Food Corporation (Shanghai) Company, Ltd., offers foreign companies all the infrastructure necessary to facilitate import/export transactions in China, including tax and legal compliance, customs and foreign currency exchange. Pursuant to Wai Gao Qiao rules, this subsidiary can distribute products that it imports into China, while maintaining reasonable price/profit margins owing to its status as a direct importer.

      In December of 1999, the Company formed Bravo! Foods, Inc., a wholly owned Delaware subsidiary, which will be utilized to advance the Company's business plan in the United States of marketing and distributing of a broad range of food products, including premium branded dairy items. Currently, the Company is negotiating with several regional dairies for the production, distribution and sale of branded milk products.

      In February of 2000, the Company announced an agreement in principle to acquire control of the operations of Mandarin Fine Foods Company of Beijing and Shanghai. Mandarin is the dominant distributor of premium food products to four and five star hotels throughout China. Mandarin's customers include most of the finest hotels in China and many top restaurants in Beijing and Shanghai, the two largest and most advanced cities in China. The bulk of Mandarin's $8 million dollar sales volume is derived from eight product categories, most of which are imported from outside China. Mandarin is the largest importer of prime, aged, U.S. beef to China and represents approximately 60% of all premium U.S. beef exported to China. Additional products include dairy and cheese, Italian food dry goods, caviar, smoked salmon, oysters, various other meat products and seafood, and several pastry and dessert foods. Currently, Mandarin processes its caviar in China, utilizing local Sturgeon, and produces its own "fresh" pasta in China. Currently, the Company is working through the terms and conditions of a definitive agreement with Mandarin.

Basis of Reporting
------------------

      Prior to the year ending December 31, 1999, the Company reported its financial affairs and those of its Chinese subsidiaries on a consolidated basis. In connection with prior filings with the Securities and Exchange Commission, the Company received comments from the Commission's reviewing staff that these financial matters should be reported on an equity method basis rather than a consolidated basis.

      In initially determining that consolidation of the financial statements of the Company and its Chinese subsidiaries should be reported on a consolidated basis, the Company considered the facts and circumstances of each of these investments in light of the guidance provided by SFAS No.
94 and EITF No. 96-16. Paragraph 13 of SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", states that the "usual condition for a controlling financial interest is ownership of a majority voting interest....
A majority-owned subsidiary shall not be consolidated if control is likely to be temporary or if it does not rest with the majority owner (as, for instance, if the subsidiary... operates under foreign exchange restrictions, controls, or other governmentally imposed uncertainties so severe that they cast significant doubt on the parent's ability to control the subsidiary)." In EITF No. 96-16, the Task Force addressed the question of what rights held by a minority shareholder would be considered so restrictive as to call into question whether control rests with the majority owner. The Task
Force reached a consensus that "participating" rights granted to a minority interest would overcome the presumption in SFAS No. 94 that the majority investor should consolidate the investee. "Participating" rights were contrasted by the Task Force to "protective" rights in that "participating" rights "provide the minority shareholder with the right to effectively participate in significant decisions that would be expected to be related to the investee's ordinary course of business...". The existence of "protective" rights, which the Task Force felt described all minority rights, would not be sufficient to preclude consolidation.

      Based on this framework, the Company believed that GAAP would hold that a majority shareholder should consolidate its investment in an investee unless there exists a preponderance of evidence that would rebut the presumption that control rests with the majority shareholder. In its analysis, the Company did not perceive the existence of evidence sufficient to overcome this presumption and, accordingly, reported its financial affairs, and those of its subsidiaries, on a consolidated basis.

      In reviewing the Company's prior filings, the Commission's reviewing staff analyzed SFAS No. 94 and EITF No. 96-16 considerations and reached a different conclusion on the consolidation issue. The Company has been advised by the Commission's staff reviewer to report its financial affairs utilizing the equity method. In order to expedite the process of the review of the filings in question, the Company has made the strategic decision not to seek a further review of the Commission's staff reviewer's conclusions.

      Accordingly, the Company has restated its and its subsidiaries' prior year end financial statements and presented its financial reports for the year ending December 31, 1999 on the equity method basis rather than on a consolidated basis.

FINANCIAL CONDITION

General
-------

      For the year ending December 31, 1999, the Company had an accumulated deficit of US $12,360,537. As of December 31, 1999, the Company had cash on hand of US $16,854 and reported total shareholders' equity of US $840,057.

      On July 31, 1998, the Company purchased certain assets of American Flavors China, Inc., consisting of that company's 52%equity interest in and to a Sino-American joint venture in Hangzhou, People's Republic of China, known as Hangzhou Meilijian Dairy Products Co., Ltd. For financial reporting purposes, Hangzhou Meilijian is considered the subsidiary of the Company as of that date. As of July 31, 1998, Hangzhou Meilijian had total assets of $6,512,950, with total current assets of $1,928,336. Total liabilities amounted to $3,544,961, with total current liabilities of $2,870,890. In addition, the joint venture company had total equity of $2,967,989, with total revenues of $2,831,255.

      As of December 31, 1999, Hangzhou Meilijian had total assets of $5,483,490, with total current assets of $931,443. Total liabilities amounted to $3,175,406, with total current liabilities of $2,265,023. In addition, the joint venture company had total equity of $2,308,084, with total revenues of $5,664,661.

RESULTS OF OPERATIONS - 1999 OVERVIEW

China Peregrine Year Ended December 31, 1999
--------------------------------------------

      Owing to the change in financial reporting to the equity method, the Company has not reported any of the revenue of its subsidiaries and, accordingly, has not reported any sales revenue, cost of goods sold or selling expenses for the fiscal year ending December 31, 1999. After general and administrative expenses of $2,622,788 and other net expenses of $1,394,546, including interest expenses of $15,539, loss on investments in Green Food Peregrine of $1,034,606 and in Meilijian of $334,401, the Company had a net loss before income taxes of $4,017,334. This loss, combined with accrued dividends on preferred stock of $958,177, resulted in a basic loss per share of $0.67.

      The Company's losses on its investments in its Chinese subsidiaries in 1999 result from the high level of expenses associated with the continuing attempts to penetrate the market in Shanghai and the introduction of new products in Hangzhou. In addition, the Company experienced significant general and administrative expenses in connection with raising capital in 1999 in excess of $937,000 and expenses associated with the filing requirements of a fully reporting company under the Securities Exchange act of 1934.

China Peregrine Year Ended December 31, 1999 Compared to Year Ended
-------------------------------------------------------------------
December 31, 1998
-----------------

      General and administrative expenses increased approximately 108% to $2,622,788 in 1999 from $1,260,588 in 1998. This increase reflects three 1999 fund raising exercises, the consummation of licensing agreements with Warner Bros. with guaranteed royalty payments in 1999 of $87,500, and the preparation and filing of SEC reporting documents by the Company.

      Interest expense increased from a net positive income number in 1998 to expenses of $15,539 in 1999. The increase in interest expense largely was a result of the debt associated with the Green Food Peregrine and Hangzhou Meilijian operations and 10.5% interest on an installment note having a face value of $282,637, arising out of the acquisition of the Company's interest in Hangzhou Meilijian in 1998.

      Losses on investments in the Company's subsidiaries increased approximately 13.4% to $1,379,007 in 1999 from $1,215,793 in 1998. The increase largely was the result of the write off of the entire balance of the Company's investment in Green Food Peregrine in 1999, when that joint venture ceased operations and the Company decided to terminate the joint venture.

      Consequently, the Company's net loss increased approximately 63.2% to $4,017,334 in 1999 from $2,461,829 in 1998. The Company reported a loss per share of $0.41 in 1998 and $0.67 in 1999. The increase in the loss per share was due to the change to the equity method of reporting and the write off of the Company's investment in Green Food Peregrine. As of December 31, 1998, there were 7,717,957 shares of common stock outstanding while as of December 31, 1999 there were 10,278,129 shares of common stock outstanding. Due to the timing of issuance of new shares, however, the weighted average number of shares of common stock outstanding in 1999 was 7,422,965. The loss per share in 1999 increased by approximately 63.4% compared with 1998.

Hangzhou Meilijian Year Ended December 31, 1999
-----------------------------------------------

      For the fiscal year ending December 31, 1999, Meilijian had net sales of $5,664,661 and had a gross profit of $768,517. In addition to the $4,896,144 cost of goods sold, Meilijian had selling expenses of $629,564, and general and administrative expenses of $664,921. After net interest expenses of $129,810 and other net expenses of $6,532, Meilijian had a net loss before income tax of $662,310. General and administrative expenses are approximately 12% of revenues for 1999. The Company anticipates that as Meilijian's revenue increases through marketing, general and administrative expenses will increase in total but decrease as a percentage of revenue.

      Meilijian's loss from operations for 1999 are the result of efforts associated with the introduction of new products in 1999.

Hangzhou Meilijian Year Ended December 31, 1999 Compared to Year Ended
----------------------------------------------------------------------
December 31, 1998
-----------------

      Meilijian's revenues increased almost 16.2% to $5,664,661 in 1999 from $4,873,748 in 1998. The increase was due to the continuing marketing efforts to increase in sales volume of baggie milk, and the development of an aseptic milk packaged product for sale in the Hangzhou and other surrounding markets.

      Cost of goods sold increased approximately 15.4% to $4,896,144 in 1999 from $4,241,471 in 1998. This increase was due mainly to a higher level of revenue that required a corresponding increase in cost of goods sold. However, cost of goods sold accounting for a percentage of revenue decreased to 86% in 1999 from 87% in 1998. Consequently, the gross profit ratio increased to 13.5% in 1999 from 13% in 1998.

      Selling expenses increased approximately 41.3% to $629,564 in 1999 from 445,662 in 1998. As a percentage of revenues, selling expense increased to 11% in 1999 from 9% in 1998. These increases were due mainly to the continuing efforts to increase sales volume and the introduction of new products in the Meilijian market area.

      Meilijian's general and administrative expenses increased approximately 59% to $664,921 in 1999 from $415,991 in 1998. This increase reflects the effects of increased sales and the introduction of new products in 1999. As a percentage of the total revenue, the general and administrative expenses increased to 11.7% in 1999 from 8.5% in 1999.

      Interest expense decreased approximately 25.9% to $129,810 in 1999 from $175,205 in 1998. The decrease in interest expense largely was a result of the debt repayment. Meilijian's net loss increased approximately 59% to $662,310 in 1999 from $415,178 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1998, the Company reported that net cash used in operating activities was $981,129, net cash used in investing activities was $769,868, and net cash provided by financial activities was $1,775,710 with a positive foreign currency translation adjustment of $28,414.

      As of December 31, 1999, the Company reported that net cash used in operating activities was $1,911,100, net cash used in investing activities was $946,585, and net cash provided by financing activities was $2,569,392 with a negative foreign currency translation adjustment of $86.

      Net cash used in operating activities increased approximately 100% to $1,911,186 in 1999 from $952,715 of net cash used by operating activities in 1998. The increase in negative cash flow in operating activities reflects the increased costs experienced in 1999 in supporting the operations of Green Food Peregrine.

      Net cash used in investing activities increased approximately 23% to $946,585 in 1999 from $769,868 in 1998. The increase mainly was due to advances to Green Food Peregrine.

      Net cash provided by financing activities increased 44.7% to $2,569,392 in 1999 from $1,775,710 in 1998. The necessity for increased fund raising activities resulted from increased general and administrative expenses as well as the continuing support of the operations of Green Food Peregrine and the implementation of the Warner Bros. licensing agreements.

      Going forward, the Company's primary requirements for cash (other than for acquisition activities) consist of (1) purchasing transportation equipment for distribution of its products; (2) expenses related to product development, marketing and advertising in Shanghai, Hangzhou and other cities where the Company may enter into strategic alliances with local dairies for the production of Looney Tunes(TM) milk products; (3) payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements; and (4) $300,000 in additional capital contributions to the Hangzhou Meilijian joint venture. The Company estimates that net cash provided by current operating activities together with cash on hand will enable the Company to meet the anticipated cash requirements for the 2000 fiscal year.

      On February 1 and April 7, 2000, respectively, the Company received gross proceeds approximating $2,000,000 to fund its working capital and investment capital needs. These funds represent the first of a series of investments that are planned and structured in the form of 3,000,000 stock warrants and 1,600,000 stock warrants at $1.00 and $0.84 exercise prices, respectively. These warrants are callable when our shares trade at $1.60 and $2.40, respectively, thereby enabling the Company to force the exercise and resultant additional investment of $4,344,000 at an average exercise price of $.94.

      The Company currently has monthly working capital needs of $140,000. This represents a significant reduction resulting from the commencement of joint venture termination procedures and the elimination of the funding of Green Food Peregrine. The Company anticipates contributions to overhead to begin in July of this year due to the profitability expected in Meilijian with new product launches as well as the completion of the Looney Tunes(TM) production agreements that are now being pursued with other dairies in China.

      In addition, in March of 1999, the Company entered into an exclusive distribution agreement with Lance Food of Charlotte, NC, for the distribution of snack foods in China. In December 1999, the Company received local governmental approval for and established a wholly owned subsidiary in the the Wai Gao Qiao "Free Trade Zone" in Shanghai, China, known as China Premium Food Corporation (Shanghai) Company, Ltd. This subsidiary will handle, among other things, the importation and distribution of the Lance snack foods in China. The logistic arrangements have been completed and the first shipment of Lance snacks will be sent to Shanghai in May.

      By reason of the foregoing, management believes that the Company will have positive cash flow by the third quarter of 2000, without the need for additional funding to support existing operations.

DEBT STRUCTURE

      Hangzhou Meilijian has revolving lines of credit from major state-owed commercial banks in China for working capital purposes. These lines of credit allowed the Company to borrow money up to RMB13 million (approximately US$1,570,000 as of December 31, 1998). These lines of credit have terms ranging from three months to seven months with a floating interest rate at July 31, 1998 ranging from 7.5% to 10% per annum subject to change based on notice from the central bank, People's Bank of China.
In China, these lines of credit are generally renewable as long as Hangzhou Meilijian pays all interest on a timely basis.

      During the process of acquiring from American Flavor China, Inc. the 52% of equity interest in and to Hangzhou Meilijian, the Company issued a promissory note to assume the American Flavor's debt owed to a supplier. The face value of that note was $282,637.53 at interest rate of 10.5% per annum without any collateral attached. The note has a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862.38 when the note will be due on July 15, 2000. The minimum cash payments are $87,000 in 1999 and approximately $203,362 in 2000. The note has a late charge article that the Company shall be charged by 3% of overdue principal and interest installment if the note holder does not receive the payment within 15 days of due dates.

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

NEW ACCOUNTING STANDARDS NOT ADOPTED YET

      Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

YEAR 2000 STATEMENT

      During the fourth quarter of 1999, the Company evaluated and implemented changes to computer systems in the United States, as necessary. This issue affects computer systems that have date sensitive software programs or chipsets that may not recognize the year 2000. Systems that do not recognize such information properly could generate erroneous data or cause a system to fail, resulting in an interruption of normal business activities.

      The Company caused its computers to be analyzed with respect to potential Year 2000 problems. That analysis has revealed the existence of one micro computer which, owing to its age, had a high risk of date sensitive operation; that computer has been replaced. Given the benefit to the Company of utilizing technology more advanced than exists in its present computers, and the utilization of readily available "off the shelf" hardware and software, the Company is prepared to upgrade or replace all problem computers immediately, where appropriate.

      The Company utilizes computers in its United States operation in a fashion that is non-essential to the day to day business of the Company. The computers at the North Palm Beach, FL corporate offices function as word processors for communication purposes and contain some database information, which is duplicative of files kept by outside legal, accounting and transfer agent affiliates. In the Hangzhou Meilijian operation, basic record keeping is both manual and computer assisted. As such, while downtime owing to date sensitive problems would present an inconvenience to operations, it would not affect the ability of the Company's subsidiaries to function appropriately on a day to day basis.

      Neither the Company nor its subsidiaries rely upon third parties who are computer dependent for their respective business functions. As such, the Company does not believe that Year 2000 problems that may be experienced by such third parties will have any material effect on its operations.

ITEM 7 - FINANCIAL STATEMENTS (audited)
         FOR YEAR ENDED DECEMBER 31, 1999


                      CHINA PEREGRINE FOOD CORPORATION



                        ____________________________




                            FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999



                        ____________________________



                      China Peregrine Food Corporation


                        Index to Financial Statements



Report of Independent Certified Public Accountants               F-3

Financial Statements
  Balance Sheets                                                 F-4
  Statements of Operations and Comprehensive Loss                F-6
  Statement of Shareholders' Equity                              F-7
  Statements of Cash Flows                                       F-9
  Summary of Accounting Policies                                 F-13
  Notes to Financial Statements                                  F-17


Report of Independent Certified Public Accountants



To the Board of Directors
China Peregrine Food Corporation

We have audited the accompanying balance sheets of China Peregrine Food Corporation (a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Peregrine Food Corporation as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States.

As discussed in the summary of accounting policies, the financial statements for the year ended December 31, 1998 have been restated to reflect the accounting for the Company's investment in its foreign subsidiaries using the equity method of accounting.





Los Angeles, California
February 25, 2000


                      CHINA PEREGRINE FOOD CORPORATION

                               BALANCE SHEETS


                                                                              December 31,
                                                                        ------------------------
                                                                           1998           1999
                                                                        ------------------------
                                                                        (restated)

Assets

Current assets:
  Cash and cash equivalents                                             $  305,233    $   16,854
  Subscription receivable                                                  235,000             -
  Prepaid expenses                                                          37,532        18,196
                                                                        ------------------------
Total current assets                                                       557,765        35,050
Furniture and equipment, net                                                89,198       131,264
Investment in and advance to GFP (Note 1)                                  164,017             -
Investment in and advance to Meilijian (Note 2)                          1,582,578     1,246,422
Goodwill                                                                   293,096       229,148
License rights (Note 3)                                                          -       214,286
Deposits                                                                     5,000        10,000
                                                                        ------------------------
Total assets                                                            $2,711,654    $1,866,170
                                                                        ========================

Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of note payable (Note 3)                              $   58,104    $  277,741
  Accrued liabilities                                                      245,151       250,833
                                                                        ------------------------
Total current liabilities                                                  303,255       528,574

Dividends payable                                                          200,667       370,039

Note payable, less current portion (Note 3)                                192,741       127,500
                                                                        ------------------------

Total liabilities                                                          696,663     1,026,113
                                                                        ------------------------

Commitments and contingencies (Note 6)

Shareholders' Equity (Notes 7 and 8 ):
  Series A convertible preferred stock, par value $0.001 per share,
   500,000 shares authorized, 500,000 shares issued and outstanding            500           500
  Series B convertible, 9% cumulative, and redeemable preferred stock, stated value $1.00 per share, 1,260,000 shares authorized,
   1,260,000 shares issued and outstanding, redeemable at $1,260,000     1,260,000     1,260,000
  Series C convertible, 8% cumulative and redeemable preferred stock, stated value $3.00 per share, 83,334 and 14,904 shares issued and
   outstanding                                                             250,000        44,713
  Series D convertible, 6% cumulative and redeemable preferred stock, stated value $10.00 per share, 80,250 shares issued and
   outstanding at December 31, 1999                                              -       762,500
  Series E convertible, 6% cumulative and redeemable preferred stock, stated value $2.50 per share, 330,000 shares issued and converted
   into common stock, 0 shares outstanding at December 31, 1999                  -             -
  Preferred stock - Series C subscribed                                    135,000             -
  Common stock, par value $0.001 per share, 20,000,000 shares
   authorized, 7,717,957 and 10,278,129 shares issued and outstanding        7,718        10,278
  Common stock subscribed                                                  100,000             -
  Additional paid-in capital                                             7,781,062    11,256,952
  Accumulated deficit                                                   (7,385,026)  (12,360,537)
  Accumulated other comprehensive loss - translation adjustment           (134,263)     (134,349)
                                                                        ------------------------

Total shareholders' equity                                               2,014,991       840,057
                                                                        ------------------------

Total liabilities and shareholders' equity                              $2,711,654    $1,866,170
                                                                        ========================

        See accompanying summary of accounting policies and notes to financial statements.


                      CHINA PEREGRINE FOOD CORPORATION

                          STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE LOSS


                                                                    Years ended December 31,
                                                                   --------------------------
                                                                       1998           1999
                                                                   --------------------------
                                                                    (restated)

Revenue                                                            $         -    $         -

Cost of sales                                                                -              -
                                                                   --------------------------

Gross margin                                                                 -              -

General and administrative expense                                   1,260,588      2,622,788
                                                                   --------------------------

Loss from operations                                                (1,260,588)    (2,622,788)

Other (income) expense:
  Interest (income) expense, net                                       (14,552)        15,539
  Loss on investment in GFP                                            972,062      1,034,606
  Loss on investment in Meilijian                                      149,198        344,401
  Loss attributed to acquiring 2.4% equity interest in GFP              94,533              -
                                                                   --------------------------

Operating loss                                                      (2,461,829)    (4,017,334)

Income taxes (Note 5)                                                        -              -
                                                                   --------------------------

Net loss                                                            (2,461,829)    (4,017,334)

Dividends accrued for Series B preferred stock                         113,400        113,400
Dividends accrued for Series C preferred stock                          85,551         13,775
Dividends accrued for Series D preferred stock                               -        714,863
Dividends accrued for Series E preferred stock                               -        116,139
                                                                   --------------------------

Net loss applicable to common shares                               $(2,660,780)   $(4,975,511)
                                                                   ==========================

Loss per share                                                     $     (0.41)   $     (0.67)
                                                                   ==========================

Weighted average number of common shares outstanding                 6,430,337      7,422,965
                                                                   ==========================

Comprehensive loss and its components consist of the following:

Net loss                                                           $(2,660,780)   $(4,975,511)
Foreign currency translation adjustment                                 28,414            (86)
                                                                   --------------------------

Comprehensive loss                                                 $(2,632,366)   $(4,975,597)
                                                                   ==========================


        See accompanying summary of accounting policies and notes to financial statements.


                      CHINA PEREGRINE FOOD CORPORATION

                     STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999


                                                                                                             Accumulated
                             Preferred Stock         Common Stock                                               Other
                          ---------------------  -------------------  Additional    Accumulated   Stock    Comprehensive
                           Shares      Amount      Shares     Amount    Capital       Deficit   Subscribed      Loss        Total
                          ---------------------------------------------------------------------------------------------------------

Balance, January 1,
 1998 (restated)          1,760,000  $1,260,500   5,289,000  $ 5,289  $ 4,429,110  $ (4,724,246)  $      -  $(162,677)  $  807,976

Issuance of stock in
 exchange for stock
 promotion service                                   50,000       50       49,950                                           50,000
Issuance of stock to
 acquire 2.4% interest
 in GFP                                             120,000      120      119,880                                          120,000
Issuance of stock in
 exchange for furniture
 purchases                                            5,272        5       11,857                                           11,862
Rule 506 Regulation D
 issuance                                           557,000      557    1,391,943                                        1,392,500
Issuance of stock to
 acquire 52% interest
 in Meilijian                                     1,531,685    1,532    1,530,153                                        1,531,685
Issuance of stock for
 warrants exercised                                 165,000      165      164,835                  100,000                 265,000
Issuance of Series C
 preferred to Utah
 Resource International,
 Inc.                        83,334     250,000                                                                            250,000
Deemed dividends for
 Series C preferred
 stock                                                                     83,334       (83,334)                                 -
Stock subscribed                                                                                   135,000                 135,000
Series B preferred stock
 dividends                                                                             (113,400)                          (113,400)
Series C preferred stock
 dividends                                                                               (2,217)                            (2,217)
Net loss                                                                             (2,461,829)                        (2,461,829)
Translation adjustments                                                                                        28,414       28,414
                          ---------------------------------------------------------------------------------------------------------

Balance, December 31,
 1998                     1,843,334   1,510,500   7,717,957    7,718    7,781,062    (7,385,026)   235,000   (134,263)   2,014,991

Conversion from Series C
 to Common                   (2,393)     (7,179)      7,957        8        7,171             -          -          -            -
Conversion from Series C
 to Common                   (1,592)     (4,780)      6,002        6        4,774             -          -          -            -
Conversion from Series C
 to Common                   (4,320)    (12,960)     20,000       20       12,940             -          -          -            -
Conversion from Series C
 to Common                   (4,320)    (12,960)     20,000       20       12,940             -          -          -            -
Section 4(2) private
 offering                    50,000     135,000     100,000      100       99,900             -   (235,000)         -            -
Conversion from Series C
 to Common                  (50,000)   (135,000)    150,000      150      134,850             -          -          -            -
Conversion from Series C
 to Common                  (15,313)    (45,939)     40,000       40       45,899             -          -          -            -
Section 4(2) private
 offering                         -           -      25,000       25       24,975             -          -          -       25,000
Section 4(2) private
 offering                         -           -     290,000      290      289,710             -          -          -      290,000
Issuance of Preferred
 Stock Series D,
 Rule 506                    50,000     470,000           -        -            -             -          -          -      470,000
Issuance of Preferred
 Stock Series D
 for finder fees              3,500      35,000           -        -      (35,000)            -          -          -            -
Issuance of stock for
 warrants exercised               -           -      30,000       30       29,970             -          -          -       30,000
Deemed dividends
 recognized for Series D          -           -           -        -      123,462      (123,462)         -          -            -
Cancellation of common
 stock S 4(2) offering            -           -    (105,000)    (105)    (104,895)            -          -          -     (105,000)
Issuance of Preferred
 Stock Series D,
 Rule 506                    25,000     240,000           -        -            -             -          -          -      240,000
Issuance of Series D
 for issuance cost            1,750      17,500           -        -      (17,500)            -          -          -            -
Issuance of stock for
 warrants exercised               -           -      53,334       53       53,281             -          -          -       53,334
Section 4(2) private
 offering                         -           -     145,000      145      144,855             -          -          -      145,000
Deemed dividends
 recognized for
 Series D, Tranche                -           -           -        -      411,538      (411,538)         -          -            -
Compensation cost for
 issuance of stock
 options                          -           -           -        -       48,563             -          -          -       48,563
Section 4(2) private
 offering                         -           -     117,200      117      117,083             -          -          -      117,200
Issuance of stock for
 consulting services              -           -       1,999        2        1,998             -          -          -        2,000
Deemed dividends
 recognized for
 Series D 2nd Tranche             -           -           -        -      106,485      (106,485)         -          -            -
Issuance of stock for
 consulting services              -           -       4,084        4        5,996             -          -          -        6,000

Conversion from Series C
 to Common                   (7,673)    (23,019)     20,000       20       22,999             -          -          -            -
Issuance of Preferred
 stock Series E,
 Rule 506                   100,000     215,746           -        -            -             -          -          -      215,746
Deemed dividends
 recognized for
 Series E, 1st Tranche            -           -           -        -       62,552       (62,552)         -          -            -
Deemed dividends
 recognized for
 Series D, 2nd Tranche            -           -           -        -       36,017       (36,017)         -          -            -
Conversion from Series E
 to Common                  (60,000)   (129,448)    104,896      105      129,343             -          -          -            -
Issuance of stock for
 consulting services              -           -       1,082        1        1,999             -          -          -        2,000
Conversion from Series E
 to Common                  (40,000)    (86,298)     69,444       69       86,229             -          -          -            -
Section 4(2) private
 offering                         -           -      65,000       65       64,935             -          -          -       65,000
Issuance of Preferred
 stock Series E,
 Rule 506                    30,000      64,724           -        -            -             -          -          -       64,724
Deemed dividends
 recognized for
 Series E, 2nd Tranche            -           -           -        -       26,250       (26,250)         -          -            -
Issuance of stock for
 consulting services              -           -       1,274        2        1,998             -          -          -        2,000
Conversion from Series E
 to Common                  (10,000)    (21,575)     20,000       20       21,555             -          -          -            -
Issuance of Preferred
 stock Series E,
 Rule 506                    60,000     129,448           -        -            -             -          -          -      129,448
Deemed dividends
 recognized for
 Series E, 3rd Tranche            -           -           -        -       22,500       (22,500)         -          -            -
Issuance of Preferred
 stock Series E,
 Rule 506                    40,000      86,298           -        -            -             -          -          -       86,298
Issuance of Preferred
 stock Series E,
 Rule 506                   100,000     215,746           -        -            -             -          -          -      215,746

Issuance of stock for
 consulting services              -           -       1,163        1        1,999             -          -          -        2,000
Conversion from Series C
 to Common                   (6,961)    (20,883)     30,000       30       20,853             -          -          -            -
Conversion from Series E
 to Common                 (180,000)   (388,340)    360,000      360      387,980             -          -          -            -
Conversion from Series E
 to Common                  (40,000)    (86,294)     80,000       80       86,214             -          -          -            -
Issuance of stock for
 exercise of S-8 options          -           -     250,000      250      124,750             -          -          -      125,000
Issuance of stock for
 exercise of S-8 options          -           -     250,000      250      124,750             -          -          -      125,000
Issuance of stock for
 exercise of S-8 options          -           -     266,000      266      187,234             -          -          -      187,500
Conversion from Series C
 to Common                   25,858     (77,574)    134,000      134       77,440             -          -          -            -
Issuance of stock for
 consulting services              -           -       1,737        2        1,998             -          -          -        2,000
Accrued dividends for
 Series B                         -           -           -        -            -      (113,400)         -          -     (113,400)
Accrued dividends for
 Series C                         -           -           -        -            -       (13,775)         -          -      (13,775)
Accrued dividends for
 Series D                         -           -           -        -            -       (37,361)         -          -      (37,361)
Accrued dividends for
 Series E                         -           -           -        -            -        (4,837)         -          -       (4,837)
Compensation related to
 issuance of stock
 options and warrants             -           -           -        -      467,300             -          -          -      467,300
Net loss                          -           -           -        -            -    (4,017,334)         -          -   (4,017,334)
Translation adjustment            -           -           -        -            -             -          -        (86)         (86)
                          ---------------------------------------------------------------------------------------------------------

Balance, December 31,
 1999                     1,855,154  $2,067,713  10,278,129  $10,278  $11,256,952  $(12,360,537)  $      -  $(134,349)  $  840,057
                          ========================================================================================================

        See accompanying summary of accounting policies and notes to financial statements.


                      CHINA PEREGRINE FOOD CORPORATION

                          STATEMENTS OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents


                                                            Years ended December 31,
                                                         -----------------------------
                                                             1998             1999
                                                         -----------------------------
                                                          (restated)

Cash flows from operating activities:
  Net loss                                               $(2,461,829)     $(4,017,334)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                             46,709          175,261
    Issuance of common stock for issuance cost                     -            6,000
    Compensation for stock option                                  -          515,863
    Stock issuance in exchange for services                   50,000           10,000
    Investment loss in GFP                                 1,038,397        1,034,606
    Investment loss in Meilijian                             148,984          344,487
    Increase (decrease) in cash from changes in:
      Prepaid expenses                                        65,452           19,336
      Accounts payable                                        (1,768)          (5,000)
      Accrued liabilities                                    132,928            5,681
                                                         ----------------------------

Net cash used in operating activities                       (981,129)      (1,911,100)
                                                         ----------------------------

Cash flows from investing activities
  Purchase of equipment and machinery                         (5,109)         (67,666)
  Advances to GFP                                           (527,779)        (870.589)
  Advance to Meilijian                                             -           (8,330)
  Acquisition of investment in Advances to Meilijian        (236,980)               -
                                                         ----------------------------

Net cash used in investing activities:                      (769,868)        (946,585)
                                                         ----------------------------

Cash flows from financing activities:
  Repayment of note payable                                  (31,790)        (145,604)
  Proceeds of Series C preferred stock                       250,000                -
  Proceeds of Series D preferred stock                             -          710,000
  Proceeds of Series E preferred stock                             -          711,962
  Proceeds from issuance of common stock                   1,392,500          537,200
  Proceeds from stock subscription                                 -          235,000
  Proceeds from warrants and options exercised               165,000          520,834
                                                         ----------------------------

Net cash provided by financing activities                  1,775,710        2,569,392
                                                         ----------------------------

Net increase in cash and cash equivalents                     24,713         (288,293)

Effect of changes in exchange rate on cash                    28,414              (86)

Cash and cash equivalents, beginning of year                 252,106          305,233
                                                         ----------------------------

Cash and cash equivalents, end of year                   $   305,233      $    16,854
                                                         ============================

Cash paid during the year:
  Interest                                               $    11,707      $   21,646
                                                         ===========================

Supplemental Disclosure of Non-Cash Activities:

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

On May 2, 1998 as part of a Rule 506 Regulation D offering, the Company issued 2,000 shares of common stock at $2.50 per share in exchange for accounting services provided by two existing shareholders.

On August 8, 1998 the Company issued 1,531,685 shares of common stock at $1.00 per share as consideration for 52% of American Flavor China's all interest in and rights to Hangzhou Meilijian Dairy Products Co. Ltd.

On December 29, 1998, the Company sold 50,000 shares of Series C preferred stock to an institutional investor at $3.00 per share with 450,000 warrants attached at an exercise price of $1.00 per shares expiring at April 30, 1999. Accordingly, the Company recorded a stock subscription of $135,000, net of expense of $15,000 as of December 31, 1998. The Company received the proceeds of $135,000 on January 4, 1999.

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

During June 1999, the Company issued 1,999 shares of common stock at $1 per share in exchange for $2,000 of consulting fees and 4,084 shares of common stock at approximately $1.47 of market price in exchange for $6,000 of consulting fees with the same consulting service provider.

During June 1999, the Company signed stock option agreements with five non-employees, who had provided bookkeeping, research and organization services to the Company, for a total of 55,000 restrictive shares of common stock. These option agreements contain an exercise price of $1 per share and expire in five years. Accordingly, the Company recognized non-employee compensation cost of $48,563.

During July 1999, an institutional holder of Preferred Stock Series C converted 7,673 shares into 20,000 shares of common stock.

During July 1999, four holders of Preferred Stock Series E converted 60,000 shares into 104,896 shares of common stock.

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

During October 1999, an institutional holder of Preferred Stock Series C converted 6,961 shares into 30,000 shares of common stock.

During October 1999, four holders of Preferred Stock Series E converted 220,000 shares into 440,000 shares of common stock.

During November 1999, an institutional holder of Preferred Stock Series C converted 25,858 shares into 134,000 shares of common stock.

        See accompanying summary of accounting policies and notes to financial statements.


                      CHINA PEREGRINE FOOD CORPORATION

                       SUMMARY OF ACCOUNTING POLICIES


Basis of Presentation and Restatement

China Peregrine Food Corporation (formerly Shakespeare Holding, Inc.) (the Company) was incorporated under the laws of the State of Delaware on April 26, 1996. Shakespeare Holdings, Inc. was a shell company without any substantial assets and operating activities until it merged with China Peregrine Enterprises, Ltd. in March, 1997 and the Company changed to its current name.

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

In February 1998, the company acquired the 2.4% of equity interest owned by Amer-China in GFP in exchange for 120,000 shares of the Company's common stock at $1.00 per share. On May 2, 1998, the Company approved and ratified an agreement with the China National Green Food Corporation to satisfy the need for additional capital for GFP by the contribution of $1,500,000 by the Company over the next 18 months. This contribution will constitute an increase in the registered capital in GFP attributed to the Company and a commensurate increase in the equity holding of the Company in GFP from 70% (after the approval of the Company's acquisition of ACPL's equity interest) to 76.92%.

On June 18, 1998, the Company entered into a definitive agreement with American Flavor China, Inc. a U.S. based entity to acquire its 52% equity interest in Hangzhou Meilijian Dairy Products, Co. Ltd. (HMDP). The acquisition transaction was effective on August 1, 1998. The terms of this acquisition are as follows: 1) to assume $285,637 of debt of American Flavor China, Inc., 2) to pay cash of $210,000, and 3) to issue 1,531,685 shares of the Company's common stock at $1 per share. As a result of this acquisition transaction, the Company recognized goodwill of $319,741, which will be amortized over a period of five years on a straight-line basis.

The Company's financial statements for the year ended December 31, 1998 have been restated. Prior financial statements were prepared on a consolidation basis whereby the Company consolidated GFP and Meilijian. Subsequent to issuing the 1998 financial statements the Company agreed with the SEC's position that, despite its ownership of more than 50% equity interest in each of these entities, the Company did not control these entities due to the influence of the Chinese government owned minority shareholders. As such, the Company agreed that the equity method should be used to account for the Company's investment in these foreign subsidiaries. The restatement did not have an impact on the previously reported net loss for 1998 and shareholders' equity at December 31, 1998. The financial statements for the year ended December 31, 1999 were prepared based on the equity method. On January 3, 2000, the Company commenced to terminate its interest in GFP. Accordingly, the Company wrote off its investment in and advance to GFP as of December 31, 1999.

As shown in the accompanying financial statements, the Company has suffered operating losses since inception and has an accumulated deficit of $7,385,026 and negative working capital at December 31, 1999. Management plans to improve gross profit margins in its Chinese joint venture and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve its margins, the Company is continuing to actively seek equity and/or debt financing. No assurances can be given that the Company will be successful in carrying out its plans. See Subsequent Events for fund raising details at Note 9.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Furniture and Fixtures

Furniture and fixtures are stated at cost. Depreciation is computed primarily utilizing the straight-line method over a period of five years.

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

Periodically, the Company reviews the recoverability of goodwill as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The measurement of possible impairment is based primarily on the undiscounted future operating cash flows without interest charges of the acquired entity over the remaining amortization period. Based upon its most recent analysis, the Company believes that no material impairment exists at December 31, 1998. The assessed recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The amortization expense of $26,645 and $63,948 was incurred for the years ended December 31, 1998 and 1999, respectively.

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

Fair Value of Financial Instruments

The carrying amount of cash, accrued liabilities and notes payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's notes payable approximate fair value because the interest rates on these instruments are similar to the debt with the same maturity.

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

For the years ended December 31, 1998 and 1999, total stock options and stock warrants of 4,945,867 and 4,263,533 were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

Comprehensive Income (Loss)

During the year ended January 1, 1997 the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of operations. Comprehensive income (loss) is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distributions to owners. Adoption of SFAS 130 did not have a material impact on the Company's financial position or results of operations.

New Accounting Standards Not Yet Adopted

Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 was originally to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 has deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 1998 presentation.


                      CHINA PEREGRINE FOOD CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

Note 1.  Investment in and Advance to GFP

Investment in and advance to GFP consists of:


                                                       December 31,
                                                --------------------------
                                                    1998           1999
                                                --------------------------

Investment in GFP                               $ 3,500,000    $ 3,500,000
Advance to GFP                                      527,779      1,398,368
Equity interest in GFP's accumulated deficit     (3,863,762)    (4,898,368)
                                                --------------------------
Investment in and advance to GFP                $   164,017    $         -
                                                ==========================

From the inception of GFP, the Company recognized the corresponding GFP's comprehensive loss on its own book. The Company advanced to GFP approximately $527,779 in 1998 and approximately $870,529 in 1999, respectively. The Company picked up 70% of total loss in GFP in 1998, which was $972,062. The Company also wrote off the goodwill of $94,533, which resulted from the acquisition of 2.4% of equity interest in GFP in 1998. In later 1999, GFP substantially stopped its operation and the Company decided to terminate this joint venture. Accordingly, the Company wrote off the entire balance of investment in and advance to GFP as of December 31, 1999.

Note 2.  Investment in and Advance to Meilijian

Investment in and advance to Meilijian consists of:


                                                       December 31,
                                                --------------------------
                                                    1998           1999
                                                --------------------------

Investment in Meilijian                         $ 2,731,831    $ 2,731,831
Advance to Meilijian                                188,207        196,537
Equity interest in Meilijian's accumulated
 deficit and comprehensive loss                  (1,337,460)    (1,681,946)
                                                --------------------------
Investment in and advance to Meilijian          $ 1,582,578    $ 1,246,422
                                                ==========================

The Company acquired the relevant assets, on August 1, 1998, through the acquisition transaction with America Flavor China, Inc. as follows:


                                                  Amount
                                                  ------

Investment in Meilijian                         $2,652,000
Appropriated earnings                               79,831
Accumulated deficit                               (807,853)
Translation adjustment                            (380,624)
Advance to Meilijian                               188,207

The Company exchanged the relevant consideration with America Flavor China, Inc. See the details in Basis of Presentation. The Company also paid $26,980 for due diligence service, which consisted of a part of total consideration given for this acquisition transaction. In the period of five-month ended December 31, 1998, the Company recognized a loss in investment in Meilijian of $149,198, which were the 52% of loss for the five months in 1998. Accordingly, for the year ended December 31, 1999, the Company picked up a loss in investment in Meilijian of $344,401.

Note 3.  Note Payable

During the process of acquiring from American Flavor China, Inc. the 52% of equity interest in and to Meilijian, the Company issued a promissory note to assume the American Flavor's debt owed to a supplier. The face value of that unsecured note was $282,637 at an interest rate of 10.5% per annum. The note has a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862 on July 15, 2000. The note has a late charge article that the Company will be charged 3% of overdue principal and interest if the note holder does not receive the payment within 15 days of the monthly payment due date. As of December 31, 1999, the remaining balance is $192,741.

On January 1, 1999, the Company entered into a license agreement (the Agreement) with a third party for the right to print cartoon characters, as defined in the Agreement, on its products. The Company agreed to pay 3% royalty fee of net invoiced price of each licensed article and a guaranteed consideration of $300,000 of which $45,000 was paid at inception of the Agreement, and the balance will be paid by 10 installments of $21,250 each quarter starting on September 30, 1999 and a balloon payment of $42,500 on or before March 31, 2002. The Company recorded license right of $300,000, amortized over a period of three years.

The Company recorded the $300,000 as note payable and the remaining balance as of December 31, 1999 is as follows:


                                                 Amount
                                                 ------

Total Long-Term Note Payable                    $212,500
Less Current Portion                              85,000
                                                --------
Long-Term Note Payable                          $127,500
                                                ========

Note 4.  Related Party Transactions

The Company advanced $527,779 in 1998 and $870,529 in 1999 to GFP, respectively, in accordance with the decision made in 1998 to increase $1,500,000 in the registered capital in GFP. However, the increase in registered capital was not approved by Chinese government agency as of December 31, 1999.

The Company advanced $8,330 to Meilijian in 1999.

Note 5.  Income Taxes

The Company is subject to Federal income tax. As the Company experienced operating losses for the years of 1998 and 1999, no income tax provision was provided for 1998 and 1999, respectively.

The Company has gross deferred tax assets of approximately $702,000 and $1,439,000 at December 31, 1998 and 1999, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not the Company will not realize the benefits of these differences at December 31, 1998 and 1999. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at December
31, 1998 and 1999.

At December 31, 1999, the Company has available net operating losses of approximately $4,233,000 for federal income tax purpose, to offset future taxable income, if any, and expire at various dates through the year 2014 for federal income tax. However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

Note 6.  Commitments and Contingencies

Commitments

The Company leases office space at its corporate office in Florida under operating leases expiring in February, 2004.

Future minimum rental payments required under operating leases as of December 31, 1999 are as follows:


Years ending December 31,       Amount
-------------------------       ------

         2000                  $ 43,042
         2001                    45,194
         2002                    47,453
         2003                    49,826
                               --------
                               $185,515
                               ========

Rental expense for the years ended December 31, 1998 and 1999 was approximately $66,724 and $42,000, respectively.

In January 1999, Hangzhon United Dairy Company contributed $289,073 worth of plant and equipment to Meilijian which was recorded in Meilijian's book as paid in capital. The Company has agreed to contribute approximately additional $300,000 capital in cash. As of February 25, 2000 the Company has not paid the $300,000.

Note 7.  Shareholders' Equity

1998

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

In October, 1998, the Board of Directors of the Company decided to reduce the exercise price of warrants issued during the Rule 504, Regulation D offering in 1997 from $5.00 to $1.00. Subsequently, certain holders of 265,000 warrants exercised their warrants at $1.00 per share. The Company issued 165,000 shares of common stock in December and recorded $100,000 of stock subscribed as of December 31, 1998, which was fully collected in February 1999.

In November 19, 1998 the Company conducted a Rule 504 Regulation D offering to sell Series C preferred stock to two institutional investors in order for the Company to raise funds to increase its equity capital position in GFP in 1999. One institutional investor purchased on November 19, 1998 83,334 shares of Series C preferred stock at $3.00 per share with 83,334 warrants attached at an exercise price of $1.00 per share. The other institutional investor purchased on December 29, 1998 another 50,000 shares of Series C preferred stock at $3.00 per share with 450,000 warrants attached at an exercise price of $1.00 per share and the relevant proceeds were received on January 4, 1999. The total net proceeds of the Rule 504 offering was $385,000, net of offering expense of approximately $15,000.

Each share of Series C preferred stock has the following features: 1) stated value of $3 per share, 2) dividend accrued at 8% per annum and payable in cash of common stock at the Company's option and upon conversion, at the option of the holder, or redemption, 3) no voting right,
4) convertible into common stock, and 5) redeemable at a price up to 110% of the stated value at the Company's option.

The conversion feature is specified in the offering memorandum as follows: the number of shares of common stock issuable upon conversion of each share of Series C preferred stock shall equal (i) the sum of (A) the stated value per share and (B) at the holder's election accrued and unpaid dividends on such share, divided by (ii) the conversion price. The conversion price for each share of Series C convertible preferred stock in effect on any conversion date shall be the lesser of (a) 75% of the average per share market price of 10 trading days immediately before the date of the applicable holder conversion notice or (b) $3.00 per share, provided that, during the period from November 1, 1998 through February 29, 1999, the conversion price shall not be less than $1.00 for each share of underlying common stock (the price floor), which price floor shall be applicable to the aggregate number of issued and outstanding Series C preferred stock held by any one holder, as follows: 100% during November 1998; 75% during December 1998; 50% during January 1999; 25% during February 1999; and no applicable price floor thereafter.

On November 19, 1998, the Company recognized a deemed dividend $83,334 because of the built-in beneficial conversion feature which allows each share of preferred stock to be converted into each share of common stock at 75% of market price at issuing date. As a result of implementing the accrued dividend policy for the Series C preferred stock, the Company recognized $2,217 of dividends payable to the 83,334 shares of Series C preferred stock.

Three institutional investors purchased 16,250 shares, 16,250 shares, and 17,500 shares of Series D preferred stock at $10.00 per unit.

Each share of Series D preferred stock entitles the holder to receive or accrue dividends at the rate of 6% simple interest per annum, which is payable in cash or common stock quarterly at the Company's option and to convert into common stock. The payment of dividends shall be made first to the Series D Convertible preferred stockholders before dividends or other distributions are made on any common stock, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock. The Series D Preferred Stock has no voting rights and is redeemable, at the Company's option, at a price equal to the greater of (a) 120% of the stated value plus accrued dividends or (b) the closing bid price of common stock on the date the notice of redemption is given by the Company.

The number of shares of common stock issuable upon conversion of each share of Series D Preferred Stock shall equal (i) the sum of (A) the Stated Value per share and (B) at the holder's election accrued and unpaid dividends on such share, divided by (ii) the conversion price. The conversion price shall be equal to the lessor of: (i) 100% of the average of the closing bid price of the Company's common stock for the trading day immediately preceding the date of issuance of the shares of Series D Preferred Stock to the holders, or (ii) 80% of the average of the three lowest closing bid prices for the 22 trading days immediately preceding the conversion of the respective shares of Series D Preferred Stock.

The aggregate gross proceeds from selling these 50,000 units was $500,000, which the Company received on March 10, 1999, net of expense of $30,000. In addition, the three institutional investors have committed to invest additional $500,000, which will occur upon the completion of certain 1933 Act registration events as spelled out in the Subscription Agreement. The finder fees for this fund raising exercise were paid in the form of 3,500 shares of Series D Convertible preferred stock and 50,000 warrants to purchase the Company's common stock at an exercise price of $2.96 expiring at March 9, 2002.

1999

An institutional holder of Preferred Stock Series C converted 27,938 shares into 93,959 shares of common stock from January 4, 1999 through to February 23, 1999.

In January 1999 the Company collected net proceeds of $135,000, net of issuance expenses of $15,000 and issued 50,000 shares of Preferred stock Series C accordingly.

An institutional holder of Preferred Stock Series C converted a total of 50,000 shares of Preferred Stock Series C into 150,000 shares of common stock on February 18, 1999 and February 19, 1999, respectively, (25,000 shares per each conversion).

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

During June 1999, the Company signed stock option agreements with five non-employee people, who had provided bookkeeping, research and organization services to the Company, for a total of 55,000 restrictive shares of common stock. These option agreements contain an exercise price of $1 per share and expire in five years. Accordingly, the Company recognized non-employee compensation cost of $48,563.

During July 1999, an institutional holder of Preferred Stock Series C converted 7,672 shares into 20,000 shares of common stock.

During July, August and September 1999, the Company conducted a private sale of its convertible Preferred Stock Series E and issued 330,000 shares in five tranches to investors at $2.50 per share. The net proceeds of this issuance were $711,962 net of $113,038 of finder's fee, legal and printing expenses. In line with the conversion feature embedded in Series E Preferred Stock, the Company recognized $62,552 of deemed dividends for the first tranche, $26,250 and $22,500 of deemed dividends for the second and third tranche respectively. The deemed dividends were not applicable for the fourth and fifth tranche respectively because the floor price of $1.25 was higher than the market price on the date of issuance for each tranche.

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

During August the Company conducted a private sale of its common stock and received total proceeds of $65,000 and issued 65,000 shares of common stock.

During September 1999, the Company issued 1,163 shares of common stock, at a market price of $1.72 per share, in exchange for $2,000 of consulting fee to a service provider.

During October 1999, sixteen investors holding Convertible Preferred Stock Series E, converted a total of 220,000 shares of Preferred Stock Series E into 440,000 shares of common stock.

An institutional holder of Preferred Stock Series C converted a total of 6,961 shares of Preferred Stock Series C into 30,000 shares of common stock on October 20, 1999.

Sixteen shareholder of Preferred Stock Series E converted a total 220,000 shares of Preferred Stock Series E into 440,000 shares of common stock on October 29, 1999 (180,000 shares ) and on November 24, 1999 (40,000 shares).

During October 1999, the Company signed stock option agreements with three non-employees who are to provide advisory and consulting services to the Company, for a total of 1,016,000 restrictive shares of common stock.
These option agreements contain an exercise price of $0.50 per share for 516,000 options and an exercise price of $0.75 per share for 500,000 options. Accordingly, the Company has recognized a non-employee compensation cost of $467,300. 250,000 options were exercised at $0.50 per option on November 11, 1999, a further 250,000 were exercised on November 18, 1999 at $0.50 per option and 266,000 were exercised on November 23, 1999 at $0.75 per option of which 16,000 shares were in exchange for $12,000 of legal fee.

On November 26, 1999 an institutional holder of Preferred Stock Series C converted a total of 25,858 shares of Preferred Stock Series C into 134,000 shares of common stock.

During November 1999, the Company issued 1,713 shares of common stock, at a market price of $1.15 per share, in exchange for $2,000 of consulting fee to a service provider.

Note 8.  Stock Warrants and Options

In 1997, the Company issued warrants for 975,000 shares of common stock, at an exercise price of $5.00 per share, as part of the units sold in the Rule 504, Regulation D limited public offering. These warrants may be exercised at any time after May 31, 1998, and from time to time thereafter through and including March 31, 1999. The Company also changed the exercise price for the 975,000 warrants issued in 1997 from $5.00 to $1.00. 165,000 warrants were exercised at $1.00 per share in December 1998. The remaining 810,000 warrants expired on March 31, 1999.

During 1998 557,000 warrants for shares of common stock relating to a Rule 506 Regulation D offering were issued at an exercise price of $1.00 per share. These warrants had not been exercised as of December 31, 1999 and expire on June 30, 2003.

During 1998, 553,334 warrants relating to series C Preferred Stock were issued. 83,334 warrants for shares of common stock were exercised on March 12, 1999 (30,000) and May 19, 1999 (53,334) respectively at an exercise price $1.00 per share. The remaining 450,000 warrants expired on April 30, 1999.

During 1999 125,000 warrants relating to series D Preferred Stock were issued at an exercise price of $2.96 per share. These warrants expire during 2002, and had not been exercised as of December 31, 1999.

During 1999 231,000 warrants relating to series E Preferred Stock were issued. 33,000 of these warrants were issued at an exercise price of $2.75 per share, 165,000 were issued at an exercise price of $3.00 per share and 33,000 were issued at an exercise price of $5.00 per share. These options have expiration dates ranging from July 2001 through September 2004. None of these options had been exercised as of December 31, 1999.

During June 1999, the Company signed stock option agreements with five non-employees, who had provided bookkeeping, research and organization services to the Company, for a total of 55,000 restrictive shares of common stock pursuant to Section 4(2) of the 1933 Act. These option agreements contain an exercise price of $1 per share and expire in five years. None of these options had been exercised by December 31, 1999. Using the Black Scholes option pricing model the Company determined that the fair value of each option granted was approximately $0.88. Accordingly, pursuant to SFAS No. 123 the Company recognized non-employee compensation cost of $48,563.

The assumption used in the Black Scholes option pricing model in 1999 were as follows:


                                         Year ended
                                     December 31, 1999
                                     -----------------

Discount rate - bond yield rate              6.00%
Volatility                                  42.65%
Expected life                             2 years
Expected dividend yield                         -


During October 1999, the Company signed stock option agreements with three non-employees who are to provide advisory and consulting services to the Company, for a total of 1,016,000 restrictive shares of common stock pursuant to Section 4(2) of the 1933 Act. These option agreements contain an exercise price of $0.50 per share for 516,000 options and an exercise price of $0.75 per share for 500,000 options. These option agreements expire on October 17, 2000. In November 1999 766,000 options were exercised.

A further 100,000 options were exercised in January 2000. Using the Black Scholes option pricing model the Company determined that the fair value of each option granted was approximately $0.46. Accordingly, pursuant to SFAS 123 the Company recognized a non-employee compensation cost of $467,300.

The assumption used in the Black Scholes option pricing model in 1999 were as follows:


                                         Year ended
                                     December 31, 1999
                                     -----------------

Discount rate - bond yield rate             5.45%
Volatility                                    59%
Expected life                             1 year
Expected dividend yield                        -


These warrants and stock option agreements are summarized as follows:


                                                                  Warrants/
                                                       Grant       Options     Exercise     Vesting     Expiration
                                                        Date       Granted       Price      Period         Date
                                                      ------------------------------------------------------------

Warrants issued in Rule 504 Regulation D offering      5/31/97      975,000      $1.00     12 months     3/31/99
Warrants exercised                                    12/15/98     (165,000)      1.00        None
Warrants expired                                       3/31/99     (810,000)      1.00

Warrants issued in Rule 506, Regulation D offering     6/02/98      557,000       1.00        None       6/30/03

Warrants issued with Series C Preferred Stock         11/19/98       83,334       1.00        None       5/31/99
Warrants exercised                                     3/12/99      (30,000)      1.00        None
Warrants exercised                                     5/19/99      (53,334)      1.00

Warrants issued with Series C Preferred Stock         12/29/98      450,000       1.00        None       4/30/99
Warrants expired                                       4/30/99     (450,000)      1.00

Warrants issued with Series D Preferred Stock          3/09/99      100,000       2.96        None       3/08/02
Warrants issued with Series D Preferred Stock          4/23/99       25,000       2.96        None       4/22/02
Warrants issued with Series E Preferred Stock          7/23/99       50,000       3.00        None       7/22/01
Warrants issued with Series E Preferred Stock          7/23/99       10,000       2.75        None       7/22/04
Warrants issued with Series E Preferred Stock          7/23/99       10,000       5.00        None       7/22/02
Warrants issued with Series E Preferred Stock          8/16/99       15,000       3.00        None       8/15/01
Warrants issued with Series E Preferred Stock          8/16/99        3,000       2.75        None       8/15/04
Warrants issued with Series E Preferred Stock          8/16/99        3,000       5.00        None       8/15/02
Warrants issued with Series E Preferred Stock          9/01/99       30,000       3.00        None       8/31/01
Warrants issued with Series E Preferred Stock          9/01/99        6,000       2.75        None       8/31/04
Warrants issued with Series E Preferred Stock          9/01/99        6,000       5.00        None       8/31/02
Warrants issued with Series E Preferred Stock          9/14/99       20,000       3.00        None       9/13/01
Warrants issued with Series E Preferred Stock          9/14/99        4,000       2.75        None       9/13/04
Warrants issued with Series E Preferred Stock          9/14/99        4,000       5.00        None       9/13/02
Warrants issued with Series E Preferred Stock          9/27/99       50,000       3.00        None       9/26/01
Warrants issued with Series E Preferred Stock          9/27/99       10,000       2.75        None       9/26/04
Warrants issued with Series E Preferred Stock          9/27/99       10,000       5.00        None       9/26/02
                                                                  ---------
Total outstanding warrants                                          913,000
                                                                  =========

Agreement One                                          4/29/97    1,005,533      $1.00        None       4/28/02
Agreement Two                                          4/30/97    2,000,000       1.00        None       4/29/02
Agreement Three                                       10/01/97       25,000       1.00        None       9/30/02
Agreement Four                                        10/01/97       15,000       1.00        None       9/30/02
Agreement Five                                         6/15/99       20,000       1.00        None       6/14/01
Agreement Six                                          6/15/99       20,000       1.00        None       6/14/01
Agreement Seven                                        6/15/99        5,000       1.00        None       6/14/01
Agreement Eight                                        6/15/99        5,000       1.00        None       6/14/01
Agreement Nine                                         6/15/99        5,000       1.00        None       6/14/01

Stock options pursuant to S-8 registration            10/06/99      500,000       0.50        None      10/17/00
Stock options pursuant to S-8 registration            10/06/99      516,000       0.75        None      10/17/00
Options exercised                                     11/16/99     (250,000)      0.50
Options exercised                                     11/18/99     (250,000)      0.50
Options exercised                                     11/23/99     (266,000)      0.75
                                                                  ---------
Total options outstanding at December 31, 1999                    3,350,533
                                                                  =========

A summary of the status of the Company's stock options and warrants as of December 31, 1998 and 1999 with changes during the years then ended are presented below:


                                                                           Weighted
                                                                           Average
                                                                           Exercise
                                                               Shares       Price
                                                             ----------------------

Total warrants and options outstanding and exercisable
 at January 1, 1998                                           4,020,533     $ 1.00
Warrants/options granted                                       (165,000)    $ 1.00
Warrants/options exercised                                    1,090,334     $ 1.00
                                                             ---------------------

Total warrants and options outstanding and exercisable at
 December 31, 1998                                            4,945,867     $ 1.00
Warrants/options granted                                      1,427,000     $ 1.27
Warrants/options exercised                                     (849,334)    $(0.63)
Warrants/options expired                                     (1,260,000)    $(1.00)
                                                             ---------------------

Total warrants and options outstanding and exercisable at
 December 31, 1999                                            4,263,533     $ 1.16
                                                             =====================

Weighted average fair value of options and warrants
 granted during 1999                                          4,263,533     $ 1.16
                                                             =====================

The following table summarizes information about stock options and warrants outstanding at December 31, 1999:


                       Warrants/Options Outstanding           Options Exercisable
                  --------------------------------------    -----------------------
                                   Weighted
                                   Average      Weighted                   Weighted
                                  Remaining     Average                    Average
                    Number       Contractual    Exercise      Number       Exercise
Exercise Price    Outstanding       Life         Price      Exercisable     Price
-----------------------------------------------------------------------------------

    $0.75            250,000      0.80 yrs.      $0.75         250,000      $0.75
    $1.00          3,100,533      2.32 yrs.      $1.00       3,100,533      $1.00
    $1.00            557,000      3.50 yrs.      $1.00         557,000      $1.00
    $2.75             33,000      4.66 yrs.      $2.75          33,000      $2.75
    $2.96            125,000      2.21 yrs.      $2.96         125,000      $2.96
    $3.00            165,000      1.66 yrs.      $3.00         165,000      $3.00
    $5.00             33,000      2.66 yrs.      $5.00          33,000      $5.00
                   ---------                                 ---------

                   4,263,533      2.38 yrs.      $1.16       4,263,533      $1.16
                   =========                                 =========

Note 9.  Subsequent Events

On February 1, 2000, the Company amended its Rule 506 offering with respect to the Series D Preferred Stock originally offered on March 9, 1999 and April 23, 1999, respectively. Pursuant to this amended offering, the Company issued additional 50,000 shares of the Series D Preferred and warrants for 1,300,000 shares of common stock to the existing holders of the Company's Series D Preferred Stock. This amended offering resulted in net proceeds of $490,000, net of $10,000 of legal and issuance expenses. The Series D Preferred has a Stated Value of $10.00 per share and the same conversion feature disclosed before. The warrants for 1,300,000 shares of common stock have an exercise price of $0.625 per share and an expiration date of January 31, 2003. In connection with this sale, the Company issued 175,000 shares of its common stock to such holders to compensate them for the delay in registering the resale of the common stock underlying the Series D Preferred and the warrants. These shares are valued at $0.75 per share in terms of the market value on February 1, 2000 for the Company's common stock.

On February 7, 2000, the Company signed agreements with two non-employees in exchange for the graphic design and legal services provided by these two professionals to the Company, to issue a total of 131,314 shares of common stock pursuant to a 1933 Act Form S-8 registration statement which will be filed by the Company. The shares to be issued for these agreements are valued at $0.75 per share, which was the market value of the Company's common stock on February 7, 2000, the execution date of the agreements.
The Company anticipates the filing of a Form S-8 with respect to these shares prior to May 1, 2000.

On April 7, 2000, the Company closed a Rule 506, Regulation D exempt offering for 150,000 shares of Series F Convertible Preferred Stock, having a per share Stated Value of $10.00, and Warrants which entitle the holders of the Series F Preferred to purchase an aggregate of 3,000,000 shares of common stock. This offering resulted in net proceeds of $1,480,000, net of $20,000 of legal and issuance expenses. Each Preferred share is convertible to the common stock of the Company at a conversion price of $0.50 per common share, based upon the Stated Value divided by conversion price times the number of shares to be converted. The Series F Preferred have no voting rights or redemption features and no dividends rights beyond those attributable to the Company's common stock. The Warrants for 3,000,000 shares of common stock have an exercise price of $1.00 per share and are exercisable immediately for a period of three years. The Company can call 50% of Warrants if its common stock trades at 200% of the closing price of $0.75 per share on April 7, 2000 for 10 consecutive trading days and 100% of the Warrants if its common stock trades at 300% of the closing price of $0.75 per share on April 7, 2000 for 10 consecutive trading days. In addition, the Company issued a Warrant to a consultant in connection with this transaction, which entitles the holder to purchase an aggregate of 1,600,000 shares of common stock at an exercise price of $0.84 per share. The Warrant is exercisable immediately for a period of three years and has the same "call" provisions as the investor Warrants described above. This entire transaction provides for total potential proceeds of $5,844,000, based upon the issuance of a maximum of 7,600,000 shares of common stock underlying the Series F Preferred and the Warrants, at an average price per share of $0.77. The holders of the Preferred and the Warrants have certain registration rights for the resale of the Company's common stock underlying the Series F Convertible Preferred and the warrants.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT
         ACCOUNTANTS

      The Company has not had any changes in or disagreements with its independent accountants.


                                  PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS.

      The following table presents directors and executive officers of the Company as of December 31, 1999 (same as present); directors serve two year terms.

The current executive officers of the Company are as follows:


      Name of Officer       Position with the Company
      ---------------       -------------------------

      Roy G. Warren         President, Chief Executive Officer and Director

      Stephen Langley       Chief Operating Officer (China Operations)

      Michael L. Davis      Chief Financial Officer

      Susan E. Lurvey       Treasurer and Secretary

      Nancy Yuan            Chief Financial Officer (China Operations)


The experience and background of the Company's executive officers follows:

Mr. Roy Warren - President Since August, 1997; CEO Since May, 199

      Mr. Warren currently serves as the President and Chief Executive Officer of the Company and as a director. Mr. Warren has been in charge of the day to day US operations of the Company and, along with Mr. Downes, charted the course for the Company in its initial fund raising efforts. In addition to his day to day operational duties, Mr. Warren continues to develop strategy for the Company in growth and external financial matters. For 15 years from 1981 through 1996, Mr. Warren enjoyed an active career in the securities brokerage industry. During those years, Mr. Warren acted as executive officer, principal, securities broker, and partner with brokerage firms in Florida, most notably Kemper Financial Companies, Alex Brown & Sons and Laffer Warren & Company. Mr. Warren currently serves on the Executive Committee of the Company's Board of Directors.

Mr. Stephen Langley - Chief Operating Officer (China) Since October, 1999

      Mr. Langley's entire 22 year career has been spent in agribusiness sales, marketing, and management. Seventeen of those years have been with multinational companies, including IBP Inc., a leading processor of fresh beef and pork. While in middle management at IBP, the sales department under his direct supervision accounted for annual sales of US $320 million and sales volume of 1.25 million metric tons. In addition, Mr. Langley was responsible for establishing a market presence for IBP in China. He opened IBP's Shanghai Representative office in 1997 and sales of products imported from IBP-US which amounted to US$ 250,000 in 1997, grew to over US $7 million in 1998. Mr. Langley developed the business strategy and directed all sales activities in China for IBP, including negotiating pricing, shipping, delivery, and other critical details of the supply of perishable goods.

      Mr. Langley and his family have lived in China continuously for the last 6 years. He studied Chinese full time for two years from 1993-1995 and achieved Chinese language Level 3 fluency (Foreign Service scale of 1-5, with Level 5 equal to native speaker.)

Mr. Michael L. Davis, Chief Financial Officer - CFO Since October, 1997

      Entering the securities industry over 35 years ago as a securities and special situations analyst with ValueLine, Mr. Davis proceeded to serve as a Tactical Planner, General Portfolio Manager and Short Sale Portfolio Manager with a number of hedge funds. In 1972, he was a member of the Investment Committee at Anchor Corp. which supervised its $2.5 billion family of funds, as well as serving as Anchor's Chief Market Analyst. From 1978 through 1989, Mr. Davis was the Portfolio Manager of Merrill Lynch's Special Value Fund. In addition to his position with China Peregrine, Mr. Davis operates a private consulting firm, M.L. Davis Financial Services, which advised clients on stock selection and general market timing considerations, research and writing of special reports on selected small and mid-cap growth companies and in the supervision of an investment portfolio for a group of United Arab Emirates investors. Mr. Davis has had 35 years of experience as a securities analyst and portfolio manager for companies such as Value Line and Merrill Lynch. Mr. Davis was appointed Chief Financial Officer of China Peregrine in the summer of 1997.

Ms. Nancy Yuan, Chief Financial Officer (China) - COO (China) Since October,
1997

      Ms. Yuan is a Shanghai native and is fluent in English, Mandarin, and the Shanghai dialect, with a working knowledge of Cantonese. Ms. Yuan has a Master of Science in Accounting from Kent State University with successful completion of the USA CPA exam. She also has an engineering background with an undergraduate degree in that field.

      Ms. Yuan has nine years of cross- cultural working experience in corporate accounting policy, procedure, control, and financial analysis with knowledge of the accounting and auditing standards, US GAAP, and PRC accounting and tax regulations. Ms. Yuan was trained at Coopers and Lybrand in Hong Kong, where she was responsible for assessing corporate internal control, corporate accounting policy and procedures, defining risk areas, and auditing financial statements. She also was involved with the flotation of a PRC company for listing in the HK Stock Exchange. In addition, Ms. Yuan has been employed at Moen Incorporated, where she was responsible for manufacturing quality, auditing and data analysis for Moen faucets. Ms. Yuan also was an Assistant Professor at Qingdao University, where she taught classes, established the Precision Measurement Lab, and conducted research in the area of "Tolerance and Technical Measurements".

In addition to Mr. Warren, the current Directors of the Company are as follows:

Mr. Arthur W. Blanding - Director Since November, 1999

      Mr. Blanding is president of The Omega Company, international technical consultants to the dairy industry. He has over 50 years experience in management of dairy processing, sales and strategic planning consulting. He graduated from Michigan State University in 1956, with a degree in food science, and in 1964 from Oregon State University with a degree in Food Microbiology, and attended Harvard Business School. As President of The Omega Company, Mr. Blanding has completed over 200 projects successfully, both in the U.S. and abroad. Clients of The Omega Company include Abbott International, Cumberland Farms, Dairy Gold, Farm Fresh, Inc., Haagen Dazs, Labatt, Ross Laboratories, and Stop & Shop Company, among others. Mr. Blanding was a consultant for the design and construction of the dairy processing facility built in Shanghai by Green Food Peregrine. Currently, The Omega Company is a party to a consulting contract with China Peregrine concerning technical and production issues for the Company's joint venture milk processing facilities.

Mr. Robert J. Cummings - Director Since 1997

      Mr. Cummings' work experience includes ten years in purchasing at Ford Motor Company. In 1975, he founded and currently operates J & J Production Service, Inc., a manufacturing representative business, which is currently responsible for over $300 million in annual sales. Mr. Cummings currently serves on the Executive Committee of the Company's Board of Directors.

Mr. Paul Downes - Director Since 1997

      Mr. Downes currently is a director of the Company and, until his resignation in April of 1998, served as Chairman of the Company. For nearly 10 years, Mr. Downes has managed a diverse portfolio of international investments with concentration in the United Kingdom, Eastern Europe, North Africa and Asia. In 1985, he founded a group of nursing homes for the elderly in Great Britain which he sold in 1990. Prior to that time, Mr. Downes, who holds the distinction of having won the title of English and European Amateur Golf Champion, spent several years organizing golf tournaments and international golf matches in Malaysia, Singapore, Thailand, Philippines, Indonesia and Hong Kong, spending two years living in Southeast Asia. Mr. Downes is one of the "founders" of the Company as it presently exists and played a leading role in the Company's fund raising efforts.

Mr. George Holdsworth - Director Since 1997

      Until May, 1998, Mr. Holdsworth was responsible for the operational aspects of the Company's China operations. Mr. Holdsworth is a graduate of the University of London with a B.S. in Mathematics and an Associate of the London College of Music. He started in business as a manufacturing manager in his father's company, Earlsdon Components, Ltd., where he became Director of Operations, then owner and Managing Director. In 1993, Mr. Holdsworth became owner of Earlsdon Technology, Ltd., a JV Partner of Shanghai Earlsdon Valve Company, Ltd., and has lived in Shanghai for the last four years, until May, 1998. Mr. Holdsworth sold his interest in Shanghai Earlsdon and commenced his duties for the Company in March, 1997.

Michael G. Lucci - Director Since 1998

      Mr. Lucci is a former All Pro linebacker who played for the Detroit Lions of the National Football League from 1964 through his retirement from professional football in 1973. Mr. Lucci became associated with Bally's Total Fitness Corporation in 1971 and rose through the ranks to become that corporation's Vice President of club operations in the mid-west, Senior Vice-President, and President and Chief Operating Officer in 1993. Mr. Lucci retired in 1996 and, since that time, has managed a diverse investment portfolio for himself. Along with Messrs. Warren and Cummings, Mr. Lucci serves on the Executive Committee of the Company's Board of Directors.

Mr. John McCormack - Director Since 1997

      Mr. McCormack currently is a director of the Company, having filled the directorship vacated by Mr. Dale Reese in the Summer of 1997. For over 15 years, Mr. McCormack has served as an executive with Dean Foods Co., the nation's leading processor and distributor of a full line of branded and private label products, including fluid milk, cottage cheese and ice cream. Dean Foods is also considered a leader in the frozen vegetable business with brands which include BirdsEye, Freshlike and Veg-All. Prior to a recent move to the Chicago area for Dean Foods, Mr. McCormack managed McArthur Dairy in Miami, Florida, a wholly- owned subsidiary of Dean Foods Co., and South Florida's leading dairy processor and distributor. Currently, as a Vice President of Dean Foods, he is in charge of Dean Food's mid-western division out of Chicago, Illinois. Mr. McCormack serves on the Compensation Committee of the Company's Board of Directors.

Mr. Phillip Pearce - Director Since 1997

      Mr. Pearce is a "retired" member of the securities industry. Mr. Pearce served as Chairman of the NASD during which time he was instrumental in the founding of NASDAQ. Additionally, Mr. Pearce was a former Director of E.F. Hutton and has served as Governor of the New York Stock Exchange. Since his retirement in 1988, Mr. Pearce has remained active in the securities industry as a corporate financial consultant. Mr. Pearce serves on the Compensation Committee of the Company's Board of Directors.

Identification of Significant Employees Other Than Above : None
--------------------------------------------------------

Family Relationships: None
--------------------

Involvement in Certain Legal Proceedings: None
----------------------------------------

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS

      As required under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Common Shares must report on their ownership of the Common Shares and any changes in that ownership to the Securities and Exchange Commission and to the NASD Automated Quotation System. Specific due dates for these reports have been established. On February 14, 2000, American Flavors China, Inc., Charles Beech, Arthur Blanding, Robert Cummings, Michael Davis, Paul Downes, Michael Lucci, Susan Lurvey, John McCormack, Phillip Pearse, Dale Reese and Roy Warren each filed a Form 5 which contained initial reporting information attributable to Form 3 for the January 6, 1999 effective date of the Company's November 6, 1998 Form 10SB filing. During the year ended December 31, 1998, the Company did not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no securities transaction reports were filed or received by the Company during that period, or which relate to such period.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

      The following table sets forth the compensation paid by the Company during the fiscal years ended December 31, 1997, 1998 and 1999 , as designated in brackets, to the Company's Chief Executive Officer, and the four other most highly compensated executive officers whose total 1999 salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):


                            ------Annual Compensation------    ---Long-Term Compensation--
Name & Position              Salary      Bonus      Total         Other         Options(1)
                            --------------------------------------------------------------

Roy G. Warren               $120,000               $120,000                     410,914
President
[8/15/97 to date]
Chief Executive Officer
[3/99 to present]

Steven Langley              $ 75,000    $30,000    $105,000    $70,000(2)       200,000(3)
Chief Operating
Officer (China)
[9/99 to date]

Nancy Yuan                  $ 40,000    $ 5,000    $ 45,000                       5,000(4)
Chief Financial
Officer (China)
[9/99 to date]
Charles Beech                                                                   510,914
Chairman [4/20/97 to 6/1/97
and 4/30/98 to 11/5/99]
Chief Executive Officer
[4/20/97 to 3/99]

Paul Downes (5)                                                              1,383,705
Chairman [8/15/97 to 4/30/98]

<F1>  (1)  Unless otherwise noted, the Options listed above were authorized by a Directors' resolution on April 20, 1997. At that time, a market did not exist for the Company's unrestricted shares, which had a par value of $0.001.

<F2>  (2)  Includes $48,000 annual allowance for housing in Shanghai, PRC for Mr. Langley and his family and $22,000 educational expense for family members.

<F3>  (3)  Pursuant to October 1, 1999 agreement for five year options (from vesting) at market as of September 1, 1999, subject to the following vesting schedule: 50,000 at 9-1-99; 50,000 at 9-1-00; 50,000 at 9-1-01; 50,000 at 9-1-02.

<F4>  (4)  Pursuant to October 1, 1999 agreement for five year options at
           $1.00 per share.

<F5>  (5)  These options were granted to Tamarind Management, Ltd., an affiliate of Mr. Downes.

Option Grant Table 1999
-----------------------


                       Securities
                       Underlying    Percentage       Per Share        Expiration
Name & Position         Options       of Total        Exercise $          Date
---------------------------------------------------------------------------------

Stephen Langley         200,000        88.88%      market at          5 years from
Chief Operating                                    12-1-99 ($1.10)    vesting
Officer (China)
[9/99 to date]

Nancy Yuan               25,000        11.12%      market at          9-12-04
Chief Financial                                    12-1-99 ($1.10)
Officer (China)
[9/99 to date


Aggregated Option Exercises in Fiscal 1998 and 1999
---------------------------------------------------

      None of the Named Executive Officers exercised any stock options during fiscal 1998 or 1999. The following table provides information on the value of such officers' unexercised options at December 31, 1998 and 1999.

Aggregated 1999 Fiscal Year End Option Value Table
--------------------------------------------------


                                   Securities Underlying          Value of "In The Money"
Name & Position                     Unexercised Options             Unexercised Options
---------------                    ---------------------          -----------------------

Roy G. Warren                  410,914                                     $-0-

Stephen Langley                 50,000 (150,000 unexercisable)             $-0-

Nancy Yuan                      25,000                                     $-0-

Charles Beech                  510,914                                     $-0-

Paul Downes (2)              1,383,705                                     $-0-

<F1>  (1)  On December 31, 1999, the Company's unrestricted common stock was quoted on the NASD Over The Counter Electronic Bulletin Board at a closing price of $0.81; the reported dollar values represent the "in-the money" value of the options listed as of each year end.

<F2>  (2)  These options were granted to Tamarind Management, Ltd., an affiliate of Mr. Downes.

Compensation of Directors
-------------------------

      Directors were compensated for their travel expenses to and from Board of Directors' meetings in 1998 and 1999. There were 4 in person meetings and 11 telephonic meetings of the Board in 1998 and 2 in person meetings and 11 telephonic meetings of the Board in 1999.

Employment Contracts
--------------------

      There are employment contracts between the Company and Stephen Langley, the Chief Operating Officer for the Company's Chinese operations and Nancy Yuan, the Chief Financial Officer for the Company's Chinese operations. These contracts are dated December 1, 1999 and reflect effective dates of September 1, 1999 and September 13, 1999, respectively. Both Mr. Langley and Ms. Yuan reside in The Shanghai PRC metropolitan area.

      Mr. Langley has a five year contract at a base annual salary of $75,000, with a quarterly bonus of $7,500 in the first year. In subsequent years, Mr. Langley's bonus is performance based. In addition, Mr. Langley receives a $48,000 annual housing allowance and a $22,000 education allowance for his family. Mr. Langley's employment agreement calls for his receipt of five year stock options for 200,000 shares at an exercise price of $1.12 per share. These options are in four equal traunches of 50,000 with vesting over a three year period. The Company anticipates that Mr. Langley's option agreement will be finalized and executed in the second quarter of 2000.

      Ms. Yuan has a five year contract at a base annual salary of $40,000, with an annual bonus of $5,000 in the first year. Ms. Yuan's employment agreement calls for her receipt of one time five year stock options for 25,000 shares at an exercise price of $1.12 per share.. The Company anticipates that Ms. Yuan's option agreement will be finalized and executed in the second quarter of 2000.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The following table sets forth as of March 29, 2000, certain information with respect to the beneficial ownership of the Common Stock of the Company on an as-converted basis for the Series A and B Preferred Stock of the Company as to (a) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (b) each director of the Company, (c) each Named Executive Officer, and (d) all directors and officers of the Company as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power with respect to the shares shown.

(a) 5% Ownership

                      Name & Address of (2)           Amount & Nature of    Percent of
Title of Class (1)      Beneficial owner               Beneficial Owner      Class
--------------------------------------------------------------------------------------

Common                Mr. Dale Reese                       2,457,985          20.52%
                      125 Kingston Road
                      Media, PA

Common                American Flavors China, Inc.         1,531,685          12.79%
                      1007 Chestnut Street
                      Newton, MA 02164

Common                Tamarind Management., Ltd.             738,622           6.17%
                      (Paul Downes)
                      31 Broad Street
                      P.O. Box 23
                      St. Helier Channel Islands

<F1>  (1)  While listed as "common," the class of stock includes the shares of common stock underlying Series A and B convertible preferred stock issued by the Company.

<F2>  (2)  Insofar as Mr. Paul Downes has investment power with respect to
           Tamarind Management, Ltd., the Company's securities held by Mr. Downes and Tamarind are combined in this table.

(b)   Directors

                      Name & Address of               Amount & Nature of    Percent of
Title of Class          Beneficial owner              Beneficial Owner(1)     Class
--------------------------------------------------------------------------------------

Common                Mr. Paul Downes                      738,622            6.17%
                      5646 Windrift Lane
                      Boca Raton, FL 33433

Common                Roy G. Warren                        209,500            1.75%
                      1128 Country Club Road
                      N. Palm Beach, FL 33408

Common                Robert Cummings                      310,000            2.59%
                      2829 N.E. 44th Street
                      Lighthouse Point, FL 33064

Common                Michael G. Lucci                     210,000            1.75%
                      49 Spanish River Drive
                      Ocean Ridge, FL 33435

Common                John McCormack                       100,000            0.83%
                      8750 South Grant
                      Burridge, IL 60521

Common                Mr. Arthur W. Blanding                47,426            0.40%
                      Janesville, WI 53545

Common                Phillip Pearce                        25,000            0.21%
                      6624 Glenleaf Court
                      Charlotte, NC 28270

(c)   Executive Officers

                      Name & Address of               Amount & Nature of    Percent of
Title of Class          Beneficial owner              Beneficial Owner(1)     Class
--------------------------------------------------------------------------------------

Common                Roy G. Warren                        209,500            1.75%
                      (President/CEO/Director)
                      1128 Country Club Road
                      N. Palm Beach, FL 33408

Common                Michael L. Davis                      25,000            0.21%
                      (CFO)
                      20 Harris Avenue
                      Hamptom Beach, NH 03843

Common                Stephen Langley                       20,000            0.16%
                      (COO - China)
                      102 Greenwich Drive
                      Four Seasons Garden
                      983 Hua Mu Road
                      Pudong, Shanghai 201204
                      China

Common                Susan Lurvey                          12,000            0.10%
                      (Treasurer/Secretary)
                      6340 Fox Run Circle
                      Jupiter, FL 33458

(d) The following includes all who serve as directors or executive officers

                      Name & Address of               Amount & Nature of    Percent of
Title of Class          Beneficial owner              Beneficial Owner(1)     Class
--------------------------------------------------------------------------------------

Common                Mr. Paul Downes                        738,622          6.17%
                      (Director)
                      5646 Windrift Lane
                      Boca Raton, FL 33433

Common                Roy G. Warren                          209,500          1.75%
                      (President/Director)
                      1128 Country Club Road
                      N. Palm Beach, FL 33408

Common                Robert Cummings                        310,000          2.59%
                      (Director)
                      2829 N.E. 44th Street
                      Lighthouse Point, FL 33064

Common                Michael G. Lucci                       210,000          1.75%
                      (Director)
                      49 Spanish River Drive
                      Ocean Ridge, FL 33435

Common                John McCormack                         100,000          0.83%
                      (Director)
                      8750 South Grant
                      Burridge, IL 60521

Common                Mr. Arthur W. Blanding                  47,426          0.40%
                      (Director)
                      425 Apache Drive
                      Janesville, WI 53545

Common                Phillip Pearce                          25,000          0.21%
                      (Director)
                      6624 Glenleaf Court
                      Charlotte, NC 28270

Common                Michael L. Davis                        25,000          0.21%
                      (CFO)
                      20 Harris Avenue
                      Hamptom Beach, NH 03843

Common                Stephen Langley                         20,000          0.16%
                      (COO - China)
                      102 Greenwich Drive
                      Four Seasons Garden
                      983 Hua Mu Road
                      Pudong, Shanghai 201204
                      China

Common                Susan Lurvey                            12,000          0.10%
                      (Treasurer/Secretary)
                      6340 Fox Run Circle
                      Jupiter, FL 33458

Common                All current directors and            1,697,548          13.9%
                      executive officers as a group

      The following is a breakdown, by beneficial owner and title of class, of the common stock issued and common stock underlying options and Series A and B convertible preferred stock which the respective holders have the right to acquire within sixty (60) days:


Holder                         Type of Security             Common Stock (Issued
                                                        or Capable of Being Acquired)
-------------------------------------------------------------------------------------

Mr. Dale Reese            Common                                  840,544
                          Series A Convertible Pref.              500,000
                          Series B Convertible Pref.            1,017,441
                          Options                                 700,000

Tamarind                  Common                                  687,000
Management, Ltd.          Series B Convertible Pref.              107,440
(c/o Mr. Paul Downes)     Options                               1,383,705
Mr. Paul Downes           Common                                   24,182
(Individually)
Peregrine
Enterprises, Inc.         Common                                  360,000
(c/o Mr. C. Beech)

Mr. Charles Beech         Common                                  200,000
(Individually)            Options                                 510,914

Roy G. Warren             Common                                  209,500
                          Options                                 410,914

Robert Cummings           Common                                  310,000

Michael G. Lucci          Common                                  210,000

John McCormack            Common                                  100,000

Phillip Pearce            Common                                   25,000

Michael L. Davis          Options                                  25,000

Steve Langley             Common                                   20,000
                          Options                                  50,000(1)

Susan Lurvey              Common                                   12,000

Nancy Yuan                Options                                  25,000(1)

<F1>  (1)  See item (e) below.

(e) There currently are no arrangements that may result in a change of ownership or control of the Company, other than Mr. Langley's Ms. Yuan's employment agreements with respect to the imminent issuance of options immediately exercisable for 50,000 and 25,000 shares of common stock, respectively.

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

The Company purchased the assets of China Peregrine Enterprises, Limited (China Peregrine Enterprises) in March of 1997, in exchange for 1,040,000 shares of the common stock of the Company. At the time of this asset purchase, Mr. Dale Reese was the major equity holder in the China Peregrine Enterprises limited partnership and Mr. Charles Beech "controlled" the activities of China Peregrine Enterprises by virtue of his control of China Peregrine International, Inc., the General Partner of China Peregrine Enterprises. At the time of the asset purchase, Messrs. Reese and Beech were two of the three directors of the Company. As noted above, through the assumption of a loan in excess of one million dollars owed by China Peregrine Enterprises to a Tennessee bank, and by virtue of his position as a founder of the Company, and through stock purchases, Mr. Reese presently holds a 20.52% interest in the equity of the Company.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

<CAPTOIN>

            SEC
Exhibit     Reference
No.         No.           Title of Document
-------     ---------     -----------------

1a          2             Asset Purchase Agreement                   (1)
                          China Peregrine Enterprises, Limited

1b          2             Interim Agreement to Operate               (1)
                          China Peregrine Project

2a          3(i)          Articles of Incorporation                  (1)


2b          3(i)          Amended Articles (name change)             (1)

3           3(ii)         Restated Bylaws                            (1)
                          China Peregrine Food Corporation

4a          4             Rights of Equity Holders                   (1)
                          Common B Articles of Incorporation

4b          4             Preferred, Series A and B Designation      (1)

4c          4             Preferred, Series C Designation            (1)

4d          4             Preferred, Series D Designation            (2)

4e          4             Preferred, Series D Amended                 *

4f          4             Preferred, Series E Designation            (3)

4g          4             Preferred, Series F Designation             *

5           10            Material Contracts                         (1)
                          Green Food Joint Venture Contract

6           10            Material Contracts                         (1)
                          Hangzhou Meilijian Joint
                          Venture Contract

7a          10            Material Contracts                         (1)
                          Asset Purchase Agreement
                          American Flavors China, Inc.

7b          10            First Amendment (1-28-98)                  (1)

7c          10            Second Amendment (6-19-98)                 (1)

8           21            Subsidiaries                               (1)
                          Articles of Association
                          Green Food Peregrine

9           21            Subsidiaries                               (1)
                          Articles of Association
                          Hangzhou Meilijian

10          27            Financial Data Schedules, 12-31-99          *

11          99            Hangzhou Meilijian Audited Financial        *
                          Statements, Years Ending
                          December 31,1998 and 1999

12          99            Green Food Peregrine Audited Financial      *
                          Statements, Year Ending
                          December 31,1998

*     Filed herewith.
(1)   Filed with Form 10SB/A First Amendment
(2)   Filed with Form 10QSB for 3-31-99
(3)   Filed with Form 10QSB for 6-30-99

(b) Reports on Form 8-k During the Last Quarter of 1999: None
    ---------------------------------------------------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, China Premium Food Corporation has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



                                 CHINA PREMIUM FOOD CORPORATION
                                 (Formerly China Peregrine Food Corporation)

                                 By: /S/ Roy G. Warren, President


In accordance with the Securities Exchange Act of 1934, China Peregrine Food Corporation has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.


Signature               Title                           Date
---------               -----                           ----

/S/ Roy G. Warren       Chief Executive Officer    April 13, 2000
                        and Director

/S/ Michael L. Davis    Chief Financial Officer    April 13, 2000

/S/ Susan Lurvey        Secretary, Treasurer       April 13, 2000
