Form 10QSB
period 2000-03-31
CHINA PREMIUM FOOD CORP
filed 2000-05-15
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2000

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

        Date               Class              Shares Outstanding
      05/10/00          Common Stock              10,684,443


CHINA PEREGRINE FOOD CORPORATION

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements                                    F-1

         Condensed balance sheets as of                          F-1
         March 31, 2000 (unaudited) and December 31, 1999

         Condensed statements of operations                      F-2
         (unaudited) for the three months ended
         March 31, 2000 and 1999

         Condensed statements of cash flows                      F-3
         (unaudited) for the three months ended
         March 31, 2000 and 1999

         Notes to condensed financial statements (unaudited)     F-4

Item 2.  Management's Discussion and Analysis of Financial       7
         Condition and Results of Operations



PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds               11

Item 6.  Exhibits and reports on Form 8-K                        12

SIGNATURES                                                       12

EXHIBITS                                                         13


                       China Premium Food Corporation
            (formerly known as China Peregrine Food Corporation)

                               Balance Sheets

                                                               December 31,      March 31,
                                                                   1999             2000
                                                               ------------      ---------
                                                                                (Unaudited)

Assets
Current assets:
  Cash                                                         $     16,854     $      9,394
  Other receivable                                                        -           79,728
  Prepaid expenses                                                   18,196           62,682
                                                               -----------------------------
Total current assets                                                 35,050          151,804
                                                               -----------------------------
Property, plant and equipment, net                                  131,264          130,573

Investment in and advance to Meilijian                            1,246,422        1,199,744
Goodwill                                                            229,148          213,161
Licensing rights                                                    214,286          192,857
Deposit                                                              10,000           10,000
                                                               -----------------------------
Total assets                                                   $  1,866,170     $  1,898,139
                                                               =============================

Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of note payable                              $    277,741     $    175,904
  Account payable and accrued liabilities                           250,833          229,204
                                                               -----------------------------
Total current liabilities                                           528,574          405,108

Dividend payable                                                    370,039          415,627
Note payable, less current portion                                  127,500          212,468
                                                               -----------------------------
Total liabilities                                                 1,026,113        1,033,203

Shareholders' Equity
  Series A convertible preferred stock; par value
   $0.001 per share, 500,000 shares authorized, 500,000
   shares issued and outstanding                                        500              500
  Series B convertible, 9% cumulative, and redeemable
   preferred stock; stated value $1.00 per share,
   1,260,000 shares authorized, 1,260,000 shares issued
   and outstanding                                                1,260,000        1,260,000
  Series C convertible, 8% cumulative and redeemable
   preferred stock, stated value $3.00 per share , 14,904
   shares issued and outstanding                                     44,713           44,713
  Series D convertible, 6% cumulative and redeemable
   preferred stock, stated value $10.00 per share,
   76,250 shares issued and outstanding                             762,500        1,262,500
  Common stock; at par value $0.001 per share,
   20,000,000 shares authorized, 10,278,129 and 10,684,443
   shares issued and outstanding                                     10,278           10,684
  Additional paid-in capital                                     11,256,952       11,887,959
  Accumulated deficit                                           (12,360,537)     (13,467,725)
  Accumulated other comprehensive loss - translation
   adjustment                                                      (134,349)        (133,695)
                                                               -----------------------------
Total shareholders' equity                                          840,057          864,936
                                                               -----------------------------
Total liabilities and shareholders' equity                     $  1,866,170     $  1,898,139
                                                               =============================

               See accompanying notes to financial statements.


                       China Premium Food Corporation
            (formerly known as China Peregrine Food Corporation)

                           Statement of Operations

                                                            Three Months      Three Months
                                                              Ended             Ended
                                                             March 31,         March 31,
                                                               1999              2000
                                                            -----------       ------------
                                                            (Unaudited)       (Unaudited)

Revenue                                                     $        -        $       -

Cost of revenue                                                      -                -
                                                            ---------------------------

Gross profit                                                         -                -

General and administrative expense                             512,652          685,183

Merger transaction expense                                           -                -
                                                            ---------------------------

Loss from operations                                          (512,652)        (685,183)

Other income (expense)
  Interest expense, net                                         (3,815)          (4,909)
  Loss on investment in GFP                                   (403,505)               -
  Loss on investment in Meilijian                              (41,597)         (47,332)
  Other                                                              -                -
                                                            ---------------------------

Loss before income taxes                                      (961,569)        (737,424)

Income tax provision                                                 -                -

Net loss                                                      (961,569)        (737,424)

Dividends accrued for Series B preferred stock                 (28,350)         (28,350)
Dividends accrued for Series C preferred stock                  (5,444)            (883)
Dividends paid and accrued for Series D preferred stock         (2,051)        (340,531)
                                                            ---------------------------

Net loss applicable to common shareholders                  $ (997,414)     $(1,107,188)
                                                            ===========================

Weighted average number of common shares outstanding         7,979,103       10,343,018
                                                            ===========================

Basic and diluted loss per share                            $    (0.12)     $     (0.11)

Comprehensive loss and its components consist of
 the following:
  Net loss                                                  $ (997,414)     $(1,107,188)
  Foreign currency translation adjustment                       (1,367)            (654)
                                                            ---------------------------

Total comprehensive loss                                    $ (998,781)     $1,107,842)
                                                            ===========================

               See accompanying notes to financial statements.


                       China Premium Food Corporation
            (formerly known as China Peregrine Food Corporation)

                           Statement of cash flows

                                                                Three           Three
                                                                Months          Months
                                                                Ended           Ended
                                                               March 31,       March 31,
                                                                 1999            2000
                                                               ---------       ---------
                                                              (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                                    $(961,569)      $(737,424)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                43,065          45,586
    Loss on investment in Meilijian                              41,597          47,332
    Loss on investment in GFP                                   403,505               -
    Stock issuance in exchange for services                           -          50,000
    Issuance of common stock for penalty expense incurred
     on Series D Preferred stock                                      -          93,750
  Increase (decrease) from changes in:
    Stock subscription receivables                              235,000               -
    Prepaid expenses                                            (64,418)        (44,486)
    Other receivable                                                  -         (79,728)
    Deposits and others                                          (5,000)              -
    Accounts payable and accrued expenses                        14,185         151,858
                                                              -------------------------

Net cash used in operating activities                          (293,635)       (473,112)
                                                              -------------------------

Cash flows from investing activities:
  Purchase of equipment                                         (29,440)         (7,479)
  Advances to GFP                                              (234,112)              -
                                                              -------------------------

Net cash used in investing activities                          (263,552)         (7,479)
                                                              -------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        315,000               -
  Proceeds of Series D preferred stock                          535,000         490,000
  Proceeds from stock warrants exercised                         30,000               -
  Payment of note payable and bank loan                         (60,299)        (16,869)

Net cash provided by financing activities                       819,701         473,131
                                                              -------------------------

Net decrease in cash and cash equivalents                       262,514          (7,460)

Cash and cash equivalents, beginning of period                  305,233          16,854
                                                              -------------------------

Cash and cash equivalents, end of period                      $ 567,747       $   9,394
                                                              =========================

Cash paid during the period:
  Interest                                                    $   6,452       $   4,913
                                                              =========================

Supplemental disclosure of non-cash activities
  Conversion of Series C preferred stock to common stock        216,030               -
  Issuance of Series C preferred stock subscribed               135,000               -
  Issuance of common stock subscribed                           100,000               -
  Licensing right acquired through assumption of note
   payable                                                      300,000               -
  Conversion of accrued services fees to common stock                 -         173,486
  Deemed dividend on Series D preferred stock                                   324,176
  Penalty expense for non-registration of common
   underlying Series D preferred stock and warrants              35,845          45,588
  Effect of changes of exchange rate on investment and
   advances To GFP and Meilijian                              $  (1,366)      $     645
                                                              =========================

               See accompanying notes to financial statements.


                       China Premium Food Corporation
            (formerly known as China Peregrine Food Corporation)

                        NOTES TO FINANCIAL STATEMENTS

(Information as of March 31, 2000 and for the nine months ended March 31, 1999 and 2000, respectively, is unaudited)

1.  Presentation of Interim Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of the management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 1999.

China Peregrine Food Corporation (formerly Shakespeare Holding, Inc.) (the Company) was incorporated under the laws of the State of Delaware on April 26, 1996. Shakespeare Holdings, Inc. was a shell company without any substantial assets and operating activities until it merged with China Peregrine Enterprises, Ltd. in March, 1997 and the Company changed to China Peregrine Food Corporation. On February 1, 2000, the Company changed its name to China Premium Food Corporation.

The Company owns equity interests in two joint ventures in China, 70% in Green Food Peregrine Children's Food Co. Ltd. (GFP) and 52% in Hangzhou Meilijian Dairy Products, Co. Ltd.(Meilijian). On January 3, 2000, the Company commenced to terminate its interest in GFP. Accordingly, the Company wrote off its investment in and advance to GFP as of December 31, 1999.

The Company's financial statements for the quarter ended March 31, 1999 have been restated based on equity method. Prior financial statements were prepared on a consolidation basis whereby the Company consolidated GFP and Meilijian. Subsequent to issuing the 1998 financial statements, the Company agreed with SEC's position that, despite its ownership of more than 50% equity interest in each of these entities, the Company did not control these entities due to the influence of the Chinese government owned minority shareholders. As such, the Company agreed that the equity method should be used to account for the Company's investment in these foreign subsidiaries. The restatement did not have an impact on the previously reported net loss for the quarter ended March 31, 1999.

2.  Stock Options

SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosure for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

3.  Net Loss per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements issued for the periods after December 15, 1997, including interim periods. Net loss per share for the three months ended March 31, 2000 and nine month ended March 31, 2000, respectively does not include the effects of outstanding stock options and warrants, because such effects are anti-dilutive.

4.  Equity Transactions

On January 27, 2000, the Company issued 100,000 shares of its common stock pursuant to the exercise of options granted in October 1999 to three non-employees, who are to provide advisory and consulting services to the Company. These option agreements provide for the issuance of a total of 1,016,000 shares of common stock pursuant to an S-8 registration statement, filed October 9, 1999. These options expire on October 17, 2000. Prior to January 27, 2000, 766,000 options were exercised. The options exercised on January 27, 2000 were at a price of $0.75 per share.

On February 1, 2000, the Company amended its Rule 506 offering with respect to the Series D Preferred Stock originally offered on March 9, 1999 and April 23, 1999, respectively. Pursuant to this amended offering, the Company issued an additional 50,000 shares of the Series D Preferred Stock and amended the total number of warrants to be issued by the issuance of additional warrants for 1,300,000 shares of common stock to the existing holders of the Company's Series D Preferred Stock. The Series D Peferred and accompanying warrants were priced at $10.00 per unit and resulted in proceeds of $490,000 in cash, net of $10,000 of legal and issuance expenses. The Series D Preferred Stock has a Stated Value of $10.00 per share and the same conversion feature disclosed before. The warrants for 1,300,000 shares of common stock have an exercise price of $0.625 per share and an expiration date of January 31, 2003. In connection with this sale, the Company issued 125,000 shares of its common stock to such holders to compensate them for the delay in registering the resale of the common stock underlying the Series D Preferred and the warrants, and 50,000 shares of common stock to a finder. These shares of common stock are issued at $0.75 per share, the market value on February 1, 2000 for the Company's common stock.

In addition, Series D preferred stock entitles the holder to convert the Series D preferred stock into the Company's common stock. The number of shares of common stock issuable upon conversion of each share of Series D Preferred Stock shall equal (i) the sum of (A) the Stated Value per share and (B) at the holder's election accrued and unpaid dividends on such share, divided by (ii) the conversion price. The conversion price shall be equal to the lessor of: (i) 100% of the average of the closing bid price of the Company's common stock for the trading day immediately preceding the date of issuance of the shares of Series D Preferred Stock to the holders, or (ii) 80% of the average of the three lowest closing bid prices for the 22 trading days immediately preceding the conversion of the respective shares of Series D Preferred Stock. In accordance with the Provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Commission Ratios", the issuance of these units resulted in the Company being required to record deemed dividends of $500,000 over the period from the date of issuance to the date the preferred stock first becomes convertible. At The Company recognized $324,176 deemed dividend in the first quarter ended March 31, 2000 and will recognized the remaining $175,824 in the second quarter.

On February 7, 2000, the Company signed agreements with two non-employees in exchange for the graphic design and legal services provided by these two professionals to the Company, to issue a total of 131,314 shares of common stock pursuant to a 1933 Act Form S-8 registration statement which will be filed by the Company. The shares issued for these agreements are valued at $0.75 per share, which was the market value of the Company's common stock on February 7, 2000, the execution date of the agreements

5.  Subsequent Events

On April 6, 2000, the Company issued 6,374 shares of common stock, at a market price of $0.797 per share, in exchange for $6,000 of consulting fees to a service provider.

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


ITEM 2. Management=s Discussion and Analysis of Financial Condition and Results of Operations - Three Months Ended March 31, 2000 and 1999

      During the first quarter of 2000, ending March 31, the Company continued to shift its business focus and strategy from the production of milk products to a Company involved in the marketing and distribution of a broad range of food products in China, including premium branded items.

      In February of 2000, the Company announced an agreement in principle to acquire the majority equity interest in and control of the operations of Mandarin Fine Foods Company of Beijing and Shanghai. Mandarin is the dominant distributor of premium food products to four and five star hotels throughout China. Mandarin's customers include most of the finest hotels in China and many top restaurants in Beijing and Shanghai, the two largest and most advanced cities in China. The bulk of Mandarin's $8 million dollar sales volume is derived from eight product categories, most of which are imported from outside China. Mandarin is the largest importer of prime, aged, U.S. beef to China and represents approximately 60% of all premium U.S. beef exported to China. Additional products include dairy and cheese, Italian food dry goods, caviar, smoked salmon, oysters, various other meat products and seafood, and several pastry and dessert foods. Currently, Mandarin processes its caviar in China, utilizing local Sturgeon, and produces its own "fresh" pasta in China. On May 11, 2000, the Company executed a definitive agreement for the acquisition of Mandarin.

      Prior to the year ending December 31, 1999, the Company reported its financial affairs and those of its Chinese subsidiaries on a consolidated basis. In connection with prior filings with the Securities and Exchange Commission, the Company received comments from the Commission's staff that these financial matters should be reported on an equity method basis rather than a consolidated basis. The Company has been advised by the Commission's staff reviewer to report its financial affairs utilizing the equity method.
In order to expedite the process of the review of the SEC filings in question, the Company made the decision not to seek a further review of the Commission's staff reviewer's conclusions. Accordingly, the Company has restated its and its subsidiaries' prior year financial statements presented in its 10-KSB filing for the year ending December 31, 1999, as well as the current 10-QSB filing for the quarter ending March 31, 2000, on the equity method basis.

RESULTS OF OPERATIONS

Financial Condition March 31, 2000
----------------------------------
      As of March 31, 2000, the Company had an accumulated deficit of US $13,143,549. As of March 32, 2000, the Company had cash on hand of US $9,394 and reported total shareholders' equity of US $864,936.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
---------------------------------------------------------------------------
1999
----
      The Company's net loss decreased approximately 30% to $737,424 in 2000 from $961,569 in 1999. The Company reported a loss per share of $0.12 in 1999 and $0.11 in 2000. The decrease in the loss per share was due to 1) the write off of the Company's investment in Green Food Peregrine (GFP), as of December 31, 1999 (the loss on investment in GFP was $403,505 for the quarter ended March 31, 1999); 2) increase in general and administrative expenses of $172,531 in 2000 compared to same period in 1999; and 3) increase in number of shares of common stock outstanding as of March 31, 2000. As of March 31,2000 there were 10,684,443 shares of common stock outstanding compared with 8,403,462 shares of common stock outstanding as of March 31, 1999. Due to the timing of issuance of new shares, however, the weighted average number of shares of common stock outstanding in 2000 was 10,343,018. The loss per share in 2000 decreased by approximately 10% compared with 1999.

      General and administrative expenses increased by approximately 34% to $685,183 in 2000 from $512,652 in 1999. This increase reflects the legal and accounting expenses associated with the restatement of the Company's financial statements on the equity basis, fund raising exercises activities, and the preparation and filing of SEC reporting documents by the Company.

      Losses on investments in the Company's Hangzhou Meilijian subsidiary increased approximately 13.7% to $47,332 in 2000 from $41,597 in 1999. The increase reflected the result of high level of selling and general and administrative expenses associated with the continuing attempts to penetrate the market and the introduction of new products in Hangzhou. Gross profit for the current quarter increased 29.2% from $194,157 in 1999 to $250,984 in 2000, with an 11.3% increase in revenue from $1,121,441 in 1999 to $1,248,851 in 2000. As a percentage of sales, the cost of sales deceased from 82.7% in 1999 to 79.1% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, the Company reported net cash used in operating activities of $473,112, net cash used in investing activities of $7,479, and net cash provided by financial activities of $473,131.

      As of March 31, 1999, the Company reported net cash used in operating activities of $293,635, net cash used in investing activities of $263,552, and net cash provided by financing activities of $819,701.

      Net cash used in operating activities increased approximately 61% to $473,112 in 2000 from $293,635 in 1999. The increase reflects increased costs incurred in the three months ended March 31, 2000 supporting the U.S. operations of the Company.

      Net cash used in investing activities decreased approximately 97% to $7,479 in 2000 from $263,552 in 1999. The decrease mainly was due to the cessation of advances to support the operations of Green Food Peregrine.

      Net cash provided by financing activities decreased 42.2% to $473,131 in 2000 from $818,701 in 2000. The decreased need for fund raising activities resulted from the cessation of advances to support the operations of Green Food Peregrine.

      Going forward, the Company's primary requirements for cash (other than for acquisition activities) consist of (1) purchasing transportation equipment for distribution of its products; (2) expenses related to product development, marketing and advertising in Shanghai, Hangzhou and other cities where the Company may enter into strategic alliances with local dairies for the production of Looney Tunes(tm) milk products; (3) payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements; and (4) $300,000 in additional capital contributions to the Hangzhou Meilijian joint venture. The Company estimates that net cash provided by current operating activities together with cash on hand will enable the Company to meet its anticipated cash requirements for the 2000 fiscal year.

      On April 7, 2000, the Company received gross proceeds approximating $1,500,000 to fund its working capital and investment capital needs. These funds represent the first of a series of investments that are planned and structured in the form of 3,000,000 stock warrants and 1,600,000 stock warrants at $1.00 and $0.84 exercise prices, respectively. These warrants are callable when our shares trade at $1.60 and $2.40, respectively, thereby enabling the Company to force the exercise and resultant additional investment of $4,344,000 at an average exercise price of $.94.

      The Company currently has monthly working capital needs of $140,000. This represents a significant reduction resulting from the commencement of joint venture termination procedures and the elimination of the funding of Green Food Peregrine's operations. The Company expects Meilijian will soon be profitable because of new product launches as well as the completion of the Looney Tunes(tm) production agreements that are now being pursued with other dairies in China.

      In addition, in March of 1999, the Company entered into an exclusive distribution agreement with Lance Food of Charlotte, NC, for the distribution of snack foods in China. In December 1999, the Company received local governmental approval for and established a wholly owned subsidiary in the the Wai Gao Qiao "Free Trade Zone" in Shanghai, China, known as China Premium Food Corporation (Shanghai) Company, Ltd. This subsidiary will handle, among other things, the import and distribution of Lance snack foods in China. The logistic arrangements have been completed and the first shipment of Lance snacks is expected to be sent to Shanghai in May.

      Management therefore believes that the Company will have positive cash flow from operations by the third quarter of 2000, and will not need for additional funding to support existing operations.

DEBT STRUCTURE

      During the process of acquiring from American Flavor China, Inc. the 52% of equity interest in and to Hangzhou Meilijian, the Company issued a promissory note to assume the American Flavor's debt owed to a supplier.
The face value of that note was $282,637.53 at interest rate of 10.5% per annum without any collateral attached. The note has a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862.38 on July 15, 2000. The minimum cash payments are $87,000 in 1999 and approximately $203,362 in 2000. The note has a late charge article that the Company will be charged by 3% of overdue principal and interest installment if the note holder does not receive the payment within 15 days of due dates.

EFFECTS OF INFLATION

      The Company believes that inflation has not had material effect on its net sales and results of operations.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

      The Company's operating subsidiary, Hangzhou Meilijian, is located in China. It buys and sells products in China using Chinese renminbi as functional currency. Based on Chinese government regulation, all foreign currencies under the category of current account are allowed to freely exchange with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, there is no assurance that there will be no significant change in exchange rates in the near future.

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

YEAR 2000 STATEMENT

      The Company's project to assess and correct Y2K related issues regarding the year 2000 has been completed, and the Company has not experienced any significant Y2K related events. Interactions with other parties' systems make it difficult to conclude there will not be future effects. Consequently, at this time, management cannot provide assurances that the Year 2000 issues will not have an impact on the Company's operations.


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      On January 27, 2000, the Company issued 100,000 shares of its common stock pursuant to the exercise of options granted in October 1999 to three non-employees, who are to provide advisory and consulting services to the Company. These option agreements provide for the issuance of a total of 1,016,000 shares of common stock pursuant to an S-8 registration statement, filed October 9, 1999. These options expire on October 17, 2000. Prior to January 27, 2000, 766,000 options were exercised. The options exercised on January 27, 2000 were at a price of $0.75 per share.

      On February 1, 2000, the Company amended its Rule 506 offering with respect to the Series D Preferred Stock originally offered on March 9, 1999 and April 23, 1999, respectively. Pursuant to this amended offering, the Company issued an additional 50,000 shares of the Series D Preferred Stock and amended the total number of warrants to be issued by the issuance of additional warrants for 1,300,000 shares of common stock to the existing sophisticated and accredited holders of the Company's Series D Preferred Stock. The Series D Peferred and accompanying warrants were priced at $10.00 per unit and resulted in proceeds of $490,000 in cash, net of $10,000 of legal and issuance expenses. The Series D Preferred Stock has a Stated Value of $10.00 per share and the same conversion feature disclosed before. The warrants for 1,300,000 shares of common stock have an exercise price of $0.625 per share and an expiration date of January 31, 2003. In connection with this sale, the Company issued 125,000 shares of its common stock to such holders to compensate them for the delay in registering the resale of the common stock underlying the Series D Preferred and the warrants, and 50,000 shares of common stock to a finder. These shares of common stock are issued at $0.75 per share, the market value on February 1, 2000 for the Company's common stock.

      On February 7, 2000, the Company signed agreements with two non-employees in exchange for the graphic design and legal services provided by these two professionals to the Company, to issue a total of 131,314 shares of common stock pursuant to a 1933 Act Form S-8 registration statement which will be filed by the Company. The shares issued for these agreements are valued at $0.75 per share, which was the market value of the Company's common stock on February 7, 2000, the execution date of the agreements

5.  Subsequent Events

      On April 6, 2000, the Company issued 6,374 shares of common stock, at a market prices per share, in exchange for $6,000 of consulting fees to a service provider.

      On April 7, 2000, the Company closed a Rule 506, Regulation D exempt offering for 150,000 shares of Series F Convertible Preferred Stock, and Warrants, which entitle the holders of the Series F Preferred to purchase an aggregate of 3,000,000 shares of common stock, at a price of $10.00 per stock/warrant unit. This offering was made to sophisticated and accredited investors and resulted in net proceeds of $1,480,000, net of $20,000 of legal and issuance expenses. Each Preferred share has a per share stated value of $10.00 and is convertible to the common stock of the Company at a conversion price of $0.50 per common share, based upon the Stated Value divided by conversion price times the number of shares to be converted. The Series F Preferred have no voting rights or redemption features and no dividends rights beyond those attributable to the Company's common stock. The Warrants for 3,000,000 shares of common stock have an exercise price of $1.00 per share and are exercisable immediately for a period of three years. The Company can call 50% of Warrants if its common stock trades at 200% of the closing price of $0.75 per share on April 7, 2000 for 10 consecutive trading days and 100% of the Warrants if its common stock trades at 300% of the closing price of $0.75 per share on April 7, 2000 for 10 consecutive trading days. In addition, the Company issued a Warrant to a consultant in connection with this transaction, which entitles the holder to purchase an aggregate of 1,600,000 shares of common stock at an exercise price of $0.84 per share. The Warrant is exercisable immediately for a period of three years and has the same "call" provisions as the investor Warrants described above. This entire transaction provides for total potential proceeds of $5,844,000, based upon the issuance of a maximum of 7,600,000 shares of common stock underlying the Series F Preferred and the Warrants, at an average price per share of $0.77. The holders of the Preferred and the Warrants have certain registration rights for the resale of the Company's common stock underlying the Series F Convertible Preferred and the warrants.

      On May 11, 2000, the Company executed a definitive agreement for the acquisition of Mandarin Fine Foods Company. The agreement calls for a 56.25% interest in Mandarin to be acquired for the equivalent of $4.5 million. Half of this amount will be in China Premium Foods common stock valued at $1.75 a share, or $2.25 million. The remainder will be in cash or China Premium stock, depending on the value of the latter at June 30, 2000. If the deal is consummated as an all-stock transaction, Mandarin would own a maximum of 16.6% of China Premium Foods common stock outstanding.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - Required by Item 601 of Regulation S-B.

            (2) May 11, 2000, Transfer Agreement to acquire Mandarin Fine Foods Co.

            (4) Certificate of Designation for Series F Convertible Preferred Stock

            (27) Financial data schedule

      (b) Reports on Form 8-K

            Previously filed on January 4, 2000, Re: Management changes.

            Previously filed on January 31, 2000 Re" Mandarin Fine Foods acquisition; Termination of Green Food Peregrine joint venture; corporate name change.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

                                       CHINA PEREGRINE FOOD CORPORATION
                                       (Registrant)

Date:  March 12, 2000

                                       /s/ Roy G. Warren
                                       --------------------------
                                       Roy G. Warren, President