Form 10QSB
period 2000-06-30
CHINA PREMIUM FOOD CORP
filed 2000-08-14
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2000

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   Commission File Number          0-20549

                       CHINA PREMIUM FOOD CORPORATION
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
                             Yes [X]      No[ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

         Date                       Class             Shares Outstanding
         ----                       -----             ------------------

       08/10/00                 Common Stock              12,915,242


CHINA PREMIUM FOOD CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial statements                                           F-1

         Condensed balance sheets as of                                 F-1
         June 30, 2000 (unaudited) and December 31, 1999

         Condensed statements of operations                             F-2
         (unaudited) for the period ended June 30, 2000 and 1999

         Condensed statements of cash flows                             F-3
         (unaudited) for the period ended June 30, 2000 and 1999

         Notes to condensed financial statements (unaudited)            F-4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds

Item 6.  Exhibits and reports on Form 8-K

SIGNATURES

EXHIBITS


                       CHINA PREMIUM FOOD CORPORATION
                               BALANCE SHEETS


                                                            December 31,     June 30,
                                                                1999           2000
                                                            ------------    -----------
                                                             (Audited)      (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                  $    16,854    $ 1,161,327
  Note Receivable                                                      -        253,631
  Prepaid expenses and other current assets                       18,196         82,292
                                                             --------------------------

Total current assets                                              35,050      1,497,250

Property, plant and equipment, net                               131,264        126,793
Investment in and advances to Meilijian                        1,264,422      1,159,969
Goodwill                                                         229,148        197,174
Licensing agreement, net                                         214,286        221,429
Deposit                                                           10,000         10,000
                                                             --------------------------

Total assets                                                 $ 1,866,170     $3,212,615
                                                             ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of note payable                                277,741        158,621
  Accounts payable and accrued liabilities                       250,833        106,892
  Subscriptions in advance                                             -          4,000
                                                             --------------------------
Total current liabilities                                        528,574        269,513

Dividend payable                                                 370,039        236,490
Note payable, less current portion                               127,500        191,250
                                                             --------------------------
Total liabilities                                              1,026,113        697,253

Shareholders' Equity:
  Series A convertible preferred stock; par value
   $0.001 per share, 500,000 shares authorized, 500,000
   and 0 shares issued and outstanding at December 31,
   1999 and June 30, 2000, respectively                              500              -
  Series B convertible, 9% cumulative, and redeemable
   preferred stock; stated value $1.00 per share,
   1,260,000 shares authorized, 1,260,000 and 242,559
   shares issued and outstanding at December 31, 1999
   and June 30, 2000, respectively                             1,260,000        242,559
  Series C convertible,8% cumulative and redeemable
   preferred stock, stated value $3.00 per share , 14,904
   and 0 shares issued and outstanding at December 31,
   1999 and June 30, 2000, respectively                           44,713              -
  Series D convertible, 6% cumulative and redeemable
   preferred Stock, stated value $10.00 per share,
   76,250 and 105,000 shares issued and outstanding
   at December 31, 1999 and June 30, 2000, respectively          762,500      1,040,000
  Series F convertible, 6% cumulative and redeemable
   preferred Stock, stated value $10.00 per share, 0
   and 150,000 shares issued and outstanding at
   December 31, 1999 and June 30, 2000, respectively                   -      1,480,000
  Series G convertible, 7% cumulative and redeemable
   preferred Stock, stated value $10.00 per share, 0
   and 75,000 shares issued and outstanding at
   December 31, 1999 and June 30, 2000, respectively                   -        675,000
  Common stock; par value $0.001 per share, 20,000,000
   shares authorized, 10,278,129 and 12,915,242 shares
   issued and outstanding at December 31, 1999 and
   June 30, 2000, respectively                                    10,278         12,915
  Additional paid-in capital                                  11,256,952     14,544,111
  Accumulated deficit                                        (12,360,537)   (15,344,972)
  Accumulated other comprehensive loss - translation
   adjustments                                                  (134,349)      (134,251)
                                                             --------------------------
Total shareholders' equity                                       840,057      2,515,362
                                                             --------------------------
Total liabilities and shareholders' equity                   $ 1,866,170    $ 3,212,615
                                                             ==========================


               See accompanying notes to financial statements.


                       CHINA PREMIUM FOOD CORPORATION

                           STATEMENT OF OPERATIONS


                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                           ---------------------------     ---------------------------
                                                              1999            2000            1999            2000
                                                           (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Sales                                                      $         -     $         -     $         -     $         -
Cost of goods sold                                                   -               -               -               -
                                                           -----------------------------------------------------------
Gross margin (loss)                                                  -               -               -               -

General and administrative expense                             670,387         808,814       1,183,039       1,493,997
                                                           -----------------------------------------------------------

Loss from operations                                          (670,387)       (808,814)     (1,183,039)     (1,493,997)

Other expense:
  Interest expense, net                                         (1,409)         (3,425)         (5,224)         (8,334)
  Loss on investment in GFP                                   (204,100)              -        (607,604)              -
  Loss on investment in Meilijian                              (36,637)        (39,218)        (78,235)        (86,550)
                                                           -----------------------------------------------------------
Loss before income taxes                                      (912,533)       (851,457)     (1,874,102)     (1,588,881)

Income taxes                                                         -                               -
                                                           -----------------------------------------------------------
Net loss                                                      (912,533)       (851,457)     (1,874,102)     (1,588,881)

Dividends accrued for Series B preferred stock                 (28,350)         (5,458)        (56,700)        (33,808)
Dividends accrued for Series C preferred stock                  (3,559)              -          (9,003)           (883)
Dividends paid and accrued for Series D preferred stock       (652,453)       (191,574)       (654,504)       (532,105)
Dividends paid and accrued for Series F preferred stock              -        (663,431)              -        (663,431)
Dividends paid and accrued for Series G preferred stock              -        (165,327)              -        (165,327)
                                                           -----------------------------------------------------------
Net loss applicable to common shareholders                 $(1,596,895)    $(1,877,247)    $(2,594,309)    $(2,984,435)
                                                           ===========================================================
Weighted average number of common shares outstanding         8,408,301      11,475,848       8,206,039      11,011,151
                                                           ===========================================================
Loss per share                                             $     (0.19)    $     (0.16)    $     (0.32)    $     (0.27)
                                                           ===========================================================

Comprehensive loss and its components
 consist of the following:
  Net loss applicable to common stock                      $(1,596,895)    $(1,877,247)    $(2,594,309)    $(2,984,435)
  Foreign currency translation adjustment                       (4,268)            751          (5,635)             98
                                                           -----------------------------------------------------------
Comprehensive loss                                         $(1,601,163)    $(1,876,496)    $(2,599,944)    $(2,984,338)
                                                           ===========================================================

               See accompanying notes to financial statements.


                       CHINA PREMIUM FOOD CORPORATION
                           STATEMENT OF OPERATIONS


                                                                 Six Months Ended June 30,
                                                                 ----------------------------
                                                                     1999            2000
                                                                     ----            ----
                                                                 (Unaudited)     (Unaudited)

Cash flows from operating activities
  Net loss                                                       $(1,874,102)    $(1,588,881)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                     86,260         (87,640)
    Issuance of stock for issuance cost                                6,000               -
    Compensation cost for stock option issued                         48,563               -
    Issuance of stock for consulting services                          2,000          64,000
    Issuance of stock for penalty expenses on Series D
     preferred stock                                                       -          93,750
    Loss on investment in GFP                                        607,604               -
    Loss on investment in Meilijian                                   78,235          86,550
    Increase (decrease) in cash from changes in:
      Stock subscription receivable                                  235,000               -
      Prepaid expenses                                               (54,233)        (64,096)
      Deposits                                                        (5,000)              -
      Accounts payable and accrued liabilities                        67,830         (45,455)
                                                                 ---------------------------

Net cash used in operating activities                               (801,843)     (1,366,492)
                                                                 ---------------------------

Cash flows from investing activities
  Advances to GFP                                                   (585,037)              -
  Advances to Meilijian                                               (8,330)              -
  Notes receivable                                                         -        (623,359)
  Purchase of licensing agreement                                          -         (50,000)
  Purchase of property and equipment                                 (32,558)        (10,837)
                                                                 ---------------------------

Net cash used in investing activities                               (625,925)       (314,468)
                                                                 ---------------------------

Cash flows from financing activities
  Proceeds of Series D Preferred stock                               762,500         490,000
  Proceeds of Section 4(2) private offering                          472,199
  Proceeds from stock warrants exercised                              83,334
  Repayment of note payable                                          (70,722)        (55,370)
  Payment of finders' fees                                                 -         (12,500)
  Proceeds of Series F Preferred stock                                     -       1,480,000
  Proceeds of Series G Preferred stock                                     -         675,000
  Proceeds from exercise of stock options                                  -          75,000
  Proceeds from exercise of participation rights on Series E
   preferred stock                                                         -         169,303
  Proceeds from stock subscription                                         -           4,000
                                                                 ---------------------------

Net cash provided by financing activities                          1,247,311       2,825,433
                                                                 ---------------------------

Net increase (decrease) in cash and cash equivalents                (180,457)      1,144,473

Cash and cash equivalents, beginning of period                       305,233          16,854
                                                                 ---------------------------

Cash and cash equivalents, end of period                         $   124,776     $ 1,161,327
                                                                 ===========================

Cash paid during the period:
  Interest                                                       $    10,528     $     9,380
                                                                 ===========================

Supplemental disclosure of non-cash activities

  Issuance of Series C preferred stock subscribed                    135,000               -
  Issuance of common stock subscribed                                641,486               -
  Licensing right acquired through assumption of note payable        300,000               -
  Conversion of accrued services fees to common stock                      -         173,486

  Accrued dividend                                                    78,721          98,486
  Conversion of Series A preferred stock to common stock                   -             500
  Conversion of Series B preferred stock to common stock                   -       1,017,441
  Conversion of Series C preferred stock to common stock             218,814          44,713
  Conversion of Series D preferred stock to common stock                   -         212,500
  Deemed dividend on Series D preferred stock                              -         500,000
  Deemed dividend on Series F preferred stock                              -         642,181
  Deemed dividend on Series G preferred stock                              -         164,015
  Reversal of accrued dividends on preferred stock upon
   conversion into common stock                                            -         222,907
  Effect of changes of exchange rate on investment in and
   advances to GFP and Meilijian                                 $    (5,632)    $        98
                                                                 ===========================

               See accompanying notes to financial statements.


                       CHINA PREMIUM FOOD CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

(Information as of June 30, 2000 and for the six months ended June 30, 1999 and 2000, respectively, is unaudited)

1. Presentation of Interim Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of the management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements of the Company included in the Company's
Form 10-KSB for the year ended December 31, 1999.

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

The Company owns equity interests in two joint ventures in China, 70% in Green Food Peregrine Children's Food Co. Ltd. (GFP) and 52% in Hangzhou Meilijian Dairy Products, Co. Ltd.(Meilijian). On January 3, 2000, the Company commenced procedures to terminate GFP in accordance with the GFP Joint Venture contract and Articles of Association. Accordingly, the Company wrote off its investment in and advance to GFP as of December 31, 1999.

The Company's financial statements for the quarter ended June 30, 1999 have been restated based on equity method. Prior financial statements were prepared on a consolidation basis whereby the Company consolidated GFP and Meilijian. Subsequent to issuing the 1998 financial statements, the Company agreed with SEC's position that, despite its ownership of more than 50% equity interest in each of these entities, the Company did not control these entities due to the influence of the Chinese government owned minority shareholders. As such, the Company agreed that the equity method should be used to account for the Company's investment in these foreign subsidiaries. The restatement did not have an impact on the previously reported net loss for the quarter ended June 30, 1999.

2. Equity Transactions

On January 27, 2000, the Company received $75,000 in cash for issuance of 100,000 shares of its common stock pursuant to the exercise of options granted in October 1999 to three non-employees, who are to provide advisory and consulting services to the Company. These option agreements provide for the issuance of a total of 1,016,000 shares of common stock pursuant to an S-8 registration statement, filed October 9, 1999. These options expire on October 17, 2000. Prior to January 27, 2000, 766,000 options were exercised.

On February 1, 2000, the Company amended its Rule 506 offering with respect to the Series D Preferred Stock originally offered on March 9, 1999 and April 23, 1999, respectively. Pursuant to this amended offering, the Company issued additional 50,000 shares of the Series D Preferred Stock and received $490,000 in cash, net of $10,000 of legal and issuance expenses. The Series D Preferred Stock has a Stated Value of $10.00 per share and the same conversion feature disclosed before. The Company also issued warrants for 1,300,000 shares of common stock to the existing holders of the Company's Series D Preferred Stock. The warrants for 1,300,000 shares of common stock have an exercise price of $0.625 per share and an expiration date of January 31, 2003.

In connection with this sale, the Company issued 125,000 shares of its common stock to such holders to compensate them for the delay in registering the resale of the common stock underlying the Series D Preferred and the warrants, and 50,000 shares of common stock to a finder. These shares of common stock were valued at $0.75 per share, which was the market value on February 1, 2000 for the Company's common stock.

In addition, Series D preferred stock entitles the holder to convert the Series D preferred stock into the Company's common stock. The number of shares of common stock issuable upon conversion of each share of Series D Preferred Stock shall equal (i) the sum of (A) the Stated Value per share and (B) at the holder's election accrued and unpaid dividends on such share, divided by (ii) the conversion price. The conversion price shall be equal to the lessor of: (i) 100% of the average of the closing bid price of the Company's common stock for the trading day immediately preceding the date of issuance of the shares of Series D Preferred Stock to the holders, or (ii) 80% of the average of the three lowest closing bid prices for the 22 trading days immediately preceding the conversion of the respective shares of Series D Preferred Stock. The shares of Series D Preferred Stock and dividends not previously converted into shares of Common Stock shall be converted into shares of Common Stock without further action of the Holder on the date that is two years from the date of issuance thereof ("Mandatory Conversion Date"), at the Conversion Price and on the conversion terms specified in subscription agreement, Article 5. In accordance with the Provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Commission Ratios", the issuance of these units resulted in the Company being required to record deemed dividends of $500,000 over the period from the date of issuance to the date the preferred stock first becomes convertible. The Company recognized $324,176 deemed dividend in the first quarter ended March 31, 2000 and recognized the remaining $175,824 in the second quarter ended June 30, 2000.

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

On April 6, 2000, the Company issued 6,374 share of its common stock at $0.9413 per share to compensate the consulting service of $6000 provided by The Omega Company pursuant to the terms of a written consulting agreement. The principal of The Omega Company is Mr. Arthur Blanding, who has been a member of the Company's Board of Directors since November of 1999. These shares were issued pursuant to registration provided by Section 4(2) of 1933 Act.

On April 6, 2000, the Company issued 150,000 of its Series F Convertible Preferred Stock and warrants for 4,600,000 shares of its common stock to three sophisticated and accredited investors and one finder. In addition, the Company agreed to issue 75,000 shares of common stock upon the exercise of the warrants by the respective holders. The Series F Convertible Preferred Stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $1,480,000, net of $20,000 of legal and issuance expenses. The Series F Convertible Preferred Stock has a stated value of $10.00 per share and a conversion feature equal to $0.50 per share. Pursuant to the subscription agreement, the holders of Series F Preferred Stock are subject to a maximum conversion feature that prohibits the holders from converting their preferred stock into more than 9.99% of outstanding common shares on the conversion date based upon the formula specified in the subscription agreement, Article 9.3. Warrants for 3,000,000 shares of common stock were issued to the investors with an exercise price of $1.00 per share and an expiration date of April 5, 2003. Warrants for 1,600,000 shares of common stock were issued to a finder with an exercise price of $0.84 per share and have an expiration date of April 5, 2003. The Series F Convertible Preferred Stock, the warrants and the common stock underlying the Preferred and the warrants have been and will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The proceeds of this offering are for working capital. In accordance with the Provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Commission Ratios", the issuance of these units resulted in the Company being required to record deemed dividends of $642,181 for the quarter ended June 30, 2000.

On April 25, 2000, the Company issued 66,785 shares of its common stock to Utah Resources, Inc. pursuant to the conversion of the Company's remaining Series C Convertible Preferred Stock issued to Utah Resources in December of 1998. The Series C Convertible Preferred Stock and the common stock underlying the preferred stock were issued to Utah Resources pursuant to an exemption to registration provided by Regulation D, Rule 504 and Section 4(2) of the 1933 Act.. Utah Resources, Inc. is an accredited and sophisticated investor. No cash was received by the Company for these shares.

On May 11, 2000, the Company issued 10,260 share of its common stock at $0.7797 per share to compensate the consulting service of $8,000 provided by The Omega Company pursuant to the terms of a written consulting agreement. The principal of The Omega Company is Mr. Arthur Blanding, who has been a member of the Company's Board of Directors since November of 1999. These shares were issued pursuant to registration provided by Section 4(2) of 1933 Act.

On May 22, 2000, the Company issued 184,638 shares of its common stock to two holders of Series D Convertible Preferred Stock pursuant to the conversion of 10,000 shares of the preferred. The Series D Convertible Preferred and the common stock underlying the preferred were issued to these sophisticated and accredited investors pursuant to an exemption from registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. No cash was received by the Company for these shares.

On May 23, 2000, the Company issued 1,517,441 shares of its common stock to one holder, pursuant to the conversion of 500,000 shares of Series A Convertible Preferred Stock and 1,017,441 shares of Series B Convertible Preferred Stock. The Series A and Series B Convertible Preferred Stock converted was issued by the Company in early 1997 to one of the original "founders" of the Company pursuant to an exemption to registration provided by Section 4(2) of the Act. The conversion of the Series A Convertible Preferred Stock represents all of the Series A Convertible Preferred Stock issued by the Company. No cash was received by the Company for these shares.

On May 25, 2000, the Company issued 131,314 shares of its common stock to two non-employees pursuant to written agreements with the Company, dated February 7, 2000. The issuance of the stock was in exchange for a graphic design and legal services provided by these two professionals to the Company. Shares issued under these agreements are valued at $0.75 per share, which was the market value of the Company's common stock on the date of the execution of the agreements. These shares were issued pursuant to a 1933 Act Form S-8 registration statement. No cash was received by the Company for these shares.

On June 8, 2000, the Company issued 219,566 shares of its common stock to two holders of Series D Convertible Preferred Stock pursuant to the conversion of 10,000 shares of the preferred. The Series D Convertible Preferred and the common stock underlying the preferred were issued to these sophisticated and accredited investors pursuant to an exemption from registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. No cash was received by the Company for these shares.

On June 19, 2000, the Company issued 75,000 shares of it's Series G Convertible Preferred Stock and warrants for 344,330 shares at $0.9625 per share to three investors and two finders. The recipients of the preferred stock and the warrants are all sophisticated and accredited investors. The Series G convertible Preferred Stock, the warrants and the common stock underlying both the preferred and the warrants were issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The Series G Convertible Preferred Stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $675,000 in cash, net of $60,000 in finder's fees and $15,000 of legal and issuance expenses. The Series G Convertible Preferred Stock has a stated value of $10.00 per share and a conversion feature equal to the lesser of $0.85 per share or 80% of the average of the three lowest closing bid prices of the 22 days immediately preceding the conversion of the preferred. The shares of Series G Preferred Stock and dividends not previously converted into shares of Common Stock shall be converted into shares of Common Stock without further action of the Holder on the date that is two years from the date of issuance thereof ("Mandatory Conversion Date"), at the Conversion Price and on the conversion terms specified in subscription agreement, Article 5. The warrants for 334,330 shares of common stock have an exercise price of $0.9625 per share and an expiration date of June 18, 2003. The proceeds of this offering are for working capital. In accordance with the Provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Commission Ratios", the issuance of these units resulted in the Company being required to record deemed dividends of $164,015 for the quarter ended June 30, 2000.

3. Subsequent Events

On July 14, 2000, the Company issued 225,735 shares of its common stock to former holders of the Company's Series E Convertible Preferred Stock. This common stock was issued pursuant to the exercise of certain participation rights in favor of such holders at a price determined by the market value of such common stock on the day of exercise. The Company received $169,302.50 in cash from the issuance of this common stock. The Common Stock was issued by the Company pursuant to an exemption to registration provided for the original Convertible Preferred transaction, and all shares underlying that transaction, pursuant to Regulation D, Rule 506 and Section 4(2) of the 1933 Act. This stock was issued to fourteen accredited and sophisticated investors, who were provided with updated financial and corporate information through the Company's public filings.

In December 1999, the Shanghai government approved the registration of a new wholly owned subsidiary in the Wai Gao Qiao "free trade zone" in Shanghai, China. This import-export company was formed to import, export and distribute food products on a wholesale level in China. In July of 2000, the Company capitalized this subsidiary in the amount of approximately US$ 300,000. In addition, the Company has agreed to contribute an additional amount of US $2,000,000 over a five year period, commencing July 1, 2000. The Company will provide this additional capital in tranches as collateral for loans in RMB by a Chinese bank to our subsidiary. As the RMB loans are paid by the Company's subsidiary, the collateral in US dollars will be released to the Company. By this method of financing, the Company and its subsidiary will avoid the impact of regulations governing the conversion of Chinese currency into US dollars applicable in China. A foreign exchange bank has agreed to act as the "facility" for these loan transactions. The Company's subsidiary will be able to borrow up to 90% of the US dollar collateral at an exchange rate at one point below the national rate.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Six Months Ended June 30, 2000

      Prior to the year ending December 31, 1999, the Company reported its financial affairs and those of its Chinese subsidiaries on a consolidated basis. In connection with prior filings with the Securities and Exchange Commission, the Company received comments from the Commission's reviewing staff that these financial matters should be reported on an equity method basis rather than a consolidated basis. The Company has been advised by the Commission's staff reviewer to report its financial affairs utilizing the equity method. In order to expedite the process of the review of the filings in question, the Company has made the strategic decision not to seek a further review of the Commission's staff reviewer's conclusions. Accordingly, the Company has restated its prior year financial statements as presented in its 10-KSB filing for the year ending December 31, 1999, as well as in its 10Q filings for the quarters ended March 31, 2000 and June 30, 2000, on the equity method basis.

RESULTS OF OPERATIONS

Financial Condition June 30, 2000
---------------------------------

      As of June 30, 2000, the Company had an accumulated deficit of $15,344,972. As of June 30, 2000, 2000, the Company had cash on hand of $1,161,327 and reported total shareholders' equity of $2,515,362.

      For this same period of time, general and administrative expenses were $1,493,997. The continued increase in these expenses from prior periods is a result of intensified activities in establishing a refocused business base in China. After interest expenses of $8,334 and the loss on the Company's investment in its Hangzhou Meilijian subsidiary of $86,550, the Company had a net loss of $1,588,881.

Six Months Ended June 30, 2000, Compared to
-------------------------------------------
Six Months Ended June 30, 1999
------------------------------

      The Company's net loss decreased approximately 18% to $1,588,881 in 2000 from $1,874,102 in 1999. The Company reported a loss per share of $0.32 in 1999 and $0.27 in 2000. The decrease in the loss per share was due to

      * the write off of the Company's investment in Green Food Peregrine as of December 31, 1999 - the investment loss was $607,604 for the six months ended June 30, 1999

      * increase in number of shares of common stock outstanding as of June 30, 2000.

      Accrued and paid dividends increased approximately 94% to $1,395,554 in 2000 from $720,207 in 1999. This increase was the result of deemed dividends associated with the conversion features of two additional classes of convertible preferred stock issued in the quarter ended June 30, 2000. The Company realized net proceeds of $2,155,000 from the sale of these two series of convertible preferred stock.

      As of June 30, 2000 there were 12,915,242 shares of common stock outstanding compared with 10,278,129 shares of common stock outstanding as of June 30, 1999. Due to the timing of issuance of new shares, however, the weighted average number of shares of common stock outstanding in 2000 was 11,011,151. The loss per share in 2000 decreased by approximately 19% compared with 1999.

      General and administrative expenses increased by approximately 26% to $1,493,997 in 2000 from $1,183,039 in 1999. This increase reflects the costs associated with the establishment and funding of the day to day operations new businesses in China including

      *    an import/export company in Shanghai's Free Trade Zone

      * the development of software and graphic design associated with a business to business e-commerce food distribution portal

      * the development of logistics capabilities for the launch of Looney Tunes(TM) branded milk products and snack crackers in Shanghai and surrounding areas

      In addition, general and administrative expenses increased as a result of legal and accounting expenses associated with the restatement of the Company's financial statements on the equity basis, fund raising exercises activities, and the preparation and filing of SEC reporting documents by the Company.

Three Months Ended June 30, 2000 Compared to
--------------------------------------------
Three Months Ended June 30, 1999
--------------------------------

      The Company's net loss decreased approximately 7% to $851,457 in 2000 from $912,533 in 1999. The Company reported a loss per share of $0.19 in 1999 and $0.16 in 2000. The decrease in the loss per share was due to

      * the write off of the Company's investment in Green Food Peregrine as of December 31, 1999 - the investment loss was $204,100 for the six months ended June 30, 1999

      * increase in number of shares of common stock outstanding as of June 30, 2000.

      Accrued and paid dividends increased approximately 50% to $1,025,790 in 2000 from $684,362 in 1999. This increase was the result of deemed dividends associated with the conversion features of two additional classes of convertible preferred stock issued in the quarter ended June 30, 2000. The Company realized net proceeds of $2,155,000 from the sale of these two series of convertible preferred stock.

      General and administrative expenses increased by approximately 21% to $808,814 in 2000 from $670,387 in 1999. This increase reflects the costs associated with the establishment and funding of the day to day operations new businesses in China including

      *    an import/export company in Shanghai's Free Trade Zone

      * the development of software and graphic design associated with a business to business e-commerce food distribution portal

      * the development of logistics capabilities for the launch of Looney Tunes(TM) branded milk products and snack crackers in Shanghai and surrounding areas

      In addition, general and administrative expenses increased as a result of legal and accounting expenses associated with the restatement of the Company's financial statements on the equity basis, fund raising exercises activities, and the preparation and filing of SEC reporting documents by the Company.

      Losses on investment in the Company's Hangzhou Meilijian subsidiary increased approximately 11% to $86,550 in 2000 from $78,235 in 1999. The increase reflected the result of high level of selling and general and administrative expenses associated with the continuing attempts to penetrate the market and the introduction of new products in Hangzhou. Gross profit for the this period was $650,860 with revenues of $2,976,488. As a percentage of sales, the cost of sales was 78% for this period.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999, the Company reported that net cash used in operating activities was $801,843, net cash used in investing activities was $625,925, and net cash provided by financial activities was $1,247,311.

      As of June 30, 2000, net cash used in operating activities was $1,366,492, net cash used in investing activities was $314,468, and net cash provided by financing activities was $2,825,433.

      Net cash used in operating activities increased approximately 70% to $1,366,492 from $801,843 of net cash used by operating activities in 1999.
The increase in negative cash flow in operating activities reflects the increased costs experienced during this period associated with the establishment and funding of the day to day operations new businesses in China and supporting the U.S. operations of the Company.

      Net cash used in investing activities decreased approximately 99% to $314,468 in 2000 from $625,925 in 1999. The decrease mainly was due to advances made to China Premium Food Corporation (Shanghai) Co., Inc., the Company's wholly owned import/export Chinese company and to Mandarin Fine Food to purchase inventory.

      Net cash provided by financing activities increased 126% to $2,825,433 in 2000 from $1,247,311 in 1999. The increased necessity for fund raising activities resulted from the establishment and funding of the day to day operations of new businesses in China and the United States, and supporting the U.S. management operations of the Company.

      During the first and second quarters of 2000, ending June 30, 2000, the Company continued to shift its business focus and strategy from the production of milk products to position itself as a Company involved in the marketing and distribution of a broad range of food products in China and the United States, including premium branded items. In China, these efforts are through China Premium Food (Shanghai) Co., Inc., the Company's wholly owned import/export/distribution subsidiary. China Premium (Shanghai) will import and distribute Looney Tunes(tm) snack crackers and distribute Looney Tunes(tm) milk products in the greater Shanghai area. In the United States, Bravo! Food, Inc., a subsidiary, will promote and market Looney Tunes(tm) milk products.

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

      During the course of the due diligence for the Mandarin transaction, we became aware that our acquisition of Mandarin would significantly limit the scope of its business license under PRC regulations concerning Foreign Investment Enterprises. We also became aware, however, of an agricultural development program funded by the national government in the Western China Shaanxi Province, known as the Yangling Model District for Agricultural High-tech and New-tech Industry. Through this program, the government of Shaanxi Province is authorized to issue business licenses which are much broader in scope than normal to new companies in the Yangling Model District, including foreign investment joint ventures.

      Owing to the greatly enhanced scope of the business license offered in the Yangling District, we agreed with Mr. Li Zhi Yun, the sole owner of Mandarin Fine Foods, to forego the purchase of Mandarin Fine Foods in favor of establishing a new joint venture company in Yangling. We agreed that the parties to this joint venture would be China Premium Food Corporation, as the foreign party, and Yangling Kechuang Agricultural Techniques Development Co., a new Chinese company established by Mr. Li in the Yangling District, as the Chinese party. The new joint venture will be named "Yangling Mandarin Premium Food Company, Ltd.". The stated purpose of Yangling Mandarin will be to establish an enterprise in Yangling Model District for Agricultural High-tech and New-tech Industry, to produce and distribute food and beverages, to develop domestic markets for such products, to set up a domestic production base to strengthen its position in the distribution market. As part of this transaction, Mr. Li has agreed to liquidate Mandarin Fine Foods.

      Going forward, the Company's primary requirements for cash consist of

      * the capital contribution required for the Yangling Mandarin new joint venture

      * expenses related to the development of the distribution business infrastructure for Yangling Mandarin

      * expenses related to the development of the e- commerce business infrastructure for Yangling Mandarin

      * additional working capital for the day to day operation of China Premium (Shanghai)

      * product development, marketing and advertising for the marketing and sales of our Looney Tunes(tm) milk products in China

      * expenses related to the development of the distribution infrastructure for China Premium (Shanghai) for Looney Tunes(tm) flavored milks and snack crackers

      * payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements

      * additional working capital for our day to day operation of the Company's U.S. subsidiary Bravo! Foods, Inc.

       We estimate that approximately US $2,000,000 will be needed to fund these activities through the end of 2000. We anticipate the sale of additional equity under commitments built into the Series D and Series G Convertible Preferred transactions. In addition, we have commenced discussions with representatives of the Series D, F and G investors concerning the establishment of an equity line of credit with a present bank investor for future funding.

      In addition to these anticipated expenses, the Company currently has monthly working capital needs of $140,000. This represents a significant reduction resulting from the commencement of joint venture termination procedures and the elimination of the funding of Green Food Peregrine. The Company anticipates contributions to overhead to begin by the end of the third quarter of this year due to product launches involving the Looney Tunes(tm) brand in China.

      On April 7, 2000, the Company received gross proceeds approximating $1,500,000 to fund its working capital and investment capital needs. through the issuance of its Series F Convertible Preferred Stock. These funds represent the first of a series of investments that are planned and structured in the form of 3,000,000 stock warrants and 1,600,000 stock warrants at $1.00 and $0.84 exercise prices, respectively. These warrants are callable when our shares trade at $1.60 and $2.40, respectively, thereby enabling the Company to force the exercise and resultant additional investment of $4,344,000 at an average exercise price of $.94.

      In addition, on June 19, 2000, the Company received gross proceeds of $750,000 to fund its working capital and investment capital needs, through the issuance of its Series G Convertible Preferred Stock. The Series G subscription agreement provides for the mandatory investment of an additional $750,000 upon the effectiveness of an amended SB-2 registration statement filed with the SEC covering this preferred and the underlying common stock.

DEBT STRUCTURE

      During the process of acquiring from American Flavor China, Inc. the 52% of equity interest in and to Hangzhou Meilijian, the Company issued a promissory note to assume the American Flavor's debt owed to a supplier. The face value of that note was $282,637.53 at interest rate of 10.5% per annum without any collateral attached. The note has a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862.38 when the note will be due on July 15, 2000. The minimum cash payments are $87,000 in 1999 and approximately $203,362 in 2000. The note has a late charge article that the Company shall be charged by 3% of overdue principal and interest installment if the note holder does not receive the payment within 15 days of due dates. This note currently is being renegotiated to extend the time for payment.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On April 6, 2000, the Company issued 6,374 shares of its common stock to The Omega Company, pursuant to a written consulting contract. The principal of The Omega Company is Mr. Arthur Blanding, who has been a member of the Company's Board of Directors since November of 1999. These shares were issued pursuant to an exemption to registration provided by
Section 4(2) of the 1933 Act. No cash was received by the Company for these shares.

      On April 6, 2000, the Company issued 150,000 of its Series F Convertible Preferred Stock and warrants for 4,600,000 shares of its common stock to three sophisticated and accredited investors and one finder. In addition, the Company agreed to issue 75,000 shares of common stock upon the exercise of the warrants by the respective holders. The Series F Convertible Preferred Stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $1,480,000, net of $20,000 of legal and issuance expenses. The Series F Convertible Preferred Stock has a stated value of $10.00 per share and a conversion feature equal to $0.50 per share. Warrants for 3,000,000 shares of common stock were issued to the investors with an exercise price of $1.00 per share and an expiration date of April 5, 2003. Warrants for 1,600,000 shares of common stock were issued to a finder with an exercise price of $0.84 per share and have an expiration date of April 5, 2000. The Series F Convertible Preferred Stock, the warrants and the common stock underlying the Preferred and the warrants have been and will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The proceeds of this offering are for working capital.

      On April 25, 2000, the Company issued 66,785 shares of its common stock to Utah Resources, Inc. pursuant to the conversion of the Company's remaining Series C Convertible Preferred Stock issued to Utah Resources in December of 1998. The Series C Convertible Preferred Stock and the common stock underling the preferred were issued to Utah Resources pursuant to an exemption to registration provided by Regulation D, Rule 504 and Section 4(2) of the 1933 Act.. Utah Resources, Inc. is an accredited and sophisticated investor. No cash was received by the Company for these shares.

      On May 11, 2000, the Company issued 10,260 shares of its common stock to The Omega Company pursuant to the terms of a written consulting contract. No cash was received by the Company for these shares.

      On May 22, 2000, the Company issued 184,638 shares of its common stock to two holders of Series D Convertible Preferred Stock pursuant to the conversion of 10,000 shares of the preferred. The Series D Convertible Preferred and the common stock underlying the preferred were issued to these sophisticated and accredited investors pursuant to an exemption from registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. No cash was received by the Company for these shares.

      On May 23, 2000, the Company issued 1,517,441 shares of its common stock to one holder, pursuant to the conversion of 500,000 shares of Series A Convertible Preferred Stock and 1,017,441 shares of Series B Convertible Preferred Stock. The Series A and Series B Convertible Preferred Stock converted was issued by the Company in early 1997 to one of the original "founders" of the Company pursuant to an exemption to registration provided by Section 4(2) of the Act. The conversion of the Series A Convertible Preferred Stock represents all of the Series A Convertible Preferred Stock issued by the Company. No cash was received by the Company for these shares.

      On May 25, 2000, the Company issued 131,314 shares of its common stock to two non-employees pursuant to written agreements with the Company, dated February 7, 2000. The issuance of the stock was in exchange for a graphic design and legal services provided by these two professionals to the Company. Shares issued under these agreements are valued at $0.75 per share, which was the market value of the Company's common stock on the date of the execution of the agreements. These shares were issued pursuant to a 1933 Act Form S-8 registration statement. No cash was received by the Company for these shares.

      On June 8, 2000, the Company issued 219,566 shares of its common stock to two holders of Series D Convertible Preferred Stock pursuant to the conversion of 10,000 shares of the preferred. The Series D Convertible Preferred and the common stock underlying the preferred were issued to these sophisticated and accredited investors pursuant to an exemption from registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. No cash was received by the Company for these shares.

      On June 19, 2000, the Company issued 75,000 shares of it's Series G Convertible Preferred Stock and warrants for 344,330 shares at $0.9625 per share to three investors and two finders. The recipients of the preferred stock and the warrants are all sophisticated and accredited investors. The Series G convertible Preferred Stock, the warrants and the common stock underlying both the preferred and the warrants were issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The Series G Convertible Preferred Stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $675,000 in cash, net of $60,000 in finder's fees and $15,000 of legal and issuance expenses. The Series G Convertible Preferred Stock has a stated value of $10.00 per share and a conversion feature equal to the lesser of $0.85 per share or 80% of the average of the three lowest closing bid prices of the 22 days immediately preceding the conversion of the preferred. The warrants for 334,330 shares of common stock have an exercise price of $0.9625 per share and an expiration date of June 18, 2003. The proceeds of this offering are for working capital.

Subsequent Events

      On July 14, 2000, the Company issued 225,735 shares of its common stock to former holders of the Company's Series E Convertible Preferred Stock. This common stock was issued pursuant to the exercise of certain participation rights in favor of such holders at a price determined by the market value of such common stock on the day of exercise. The Company received $169,302.50 in cash from the issuance of this common stock. The Common Stock was issued by the Company pursuant to an exemption to registration provided for the original Convertible Preferred transaction, and all shares underlying that transaction, pursuant to Regulation D, Rule 506 and Section 4(2) of the 1933 Act. This stock was issued to fourteen accredited and sophisticated investors, who were provided with updated financial and corporate information through the Company's public filings.

      In December 1999, the Shanghai government approved the registration of a new wholly owned subsidiary in the Wai Gao Qiao "free trade zone" in Shanghai, China. This import-export company was formed to import, export and distribute food products on a wholesale level in China. In July of 2000, the Company capitalized this subsidiary in the amount of approximately US$ 300,000. In addition, the Company has agreed to contribute an additional amount of US $2,000,000 over a five year period, commencing July 1, 2000. The Company will provide this additional capital in tranches as collateral for loans in RMB by a Chinese bank to our subsidiary. As the RMB loans are paid by the Company's subsidiary, the collateral in US dollars will be released to the Company. By this method of financing, the Company and its subsidiary will avoid the impact of regulations governing the conversion of Chinese currency into US dollars applicable in China. A foreign exchange bank has agreed to act as the "facility" for these loan transactions. The Company's subsidiary will be able to borrow up to 90% of the US dollar collateral at an exchange rate at one percent below the national rate.

Exhibits and Reports on Form 8-K

(a)   Exhibits - Required by Item 601 of Regulation S-B.

            (4)   Certificate of Designation Series G Convertible Preferred
                  Stock
            (27)  Financial data schedule

(b)   Reports on Form 8-K

            none

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

                                       CHINA PREMIUM FOOD CORPORATION
                                       (Registrant)

Date:  August 14, 2000                   /s/Roy G. Warren
                                       ------------------------------------
                                       Roy G. Warren, President