Form 10QSB/A
period 2000-06-30
CHINA PREMIUM FOOD CORP
filed 2000-11-20
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB/A
                  AMENDED QUARTERLY OR TRANSITIONAL REPORT

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

This quarterly report is amended to correct the overstatement of cash and deemed dividends and the understatement of investment loss, as stated in the original quarterly report for the period ended June 30, 2000.

                       CHINA PREMIUM FOOD CORPORATION

                              TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements                                          F-1

      Condensed balance sheets as of
       June 30, 2000 (unaudited) and December 31, 1999                F-1

      Condensed statements of operations
       (unaudited) for the period ended
       June 30, 2000 and 1999                                         F-3

      Condensed statements of cash flows
       (unaudited) for the period ended
       June 30, 2000 and 1999                                         F-4

      Notes to condensed financial statements (unaudited)             F-6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            10

PART II - OTHER INFORMATION

Item 2. Changes In Securities and Use of Proceeds                      15

Item 6. Exhibits and reports on Form 8-K                               17

SIGNATURES                                                             17

EXHIBITS                                                               18

                       CHINA PREMIUM FOOD CORPORATION

                               BALANCE SHEETS

                                               December 31,      June 30,
                                                  1999             2000
                                               ------------      --------
                                                               (Unaudited)

Assets

Current assets:
  Cash                                          $   16,854      $  791,600
  Notes receivable                                       -         255,618
  Prepaid expenses and other current assets         18,196          82,292
                                                --------------------------

Total current assets                                35,050       1,129,510
                                                --------------------------

Property, plant and equipment, net                 131,264         126,793

Investment in and advance to Meilijian           1,246,422       1,126,494
Advance to Shanghai subsidiary                           -         279,727
Goodwill                                           229,148         197,174
Licensing rights                                   214,286         221,429
Deposit                                             10,000          10,000
                                                --------------------------

Total assets                                    $1,866,170      $3,091,127
                                                ==========================




Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of note payable               $  277,741      $  158,621
  Account payable and accrued liabilities          250,833         110,891
                                                --------------------------

Total current liabilities                          528,574         269,512

Dividend payable                                   370,039         162,124
Note payable, less current portion                 127,500         191,250
                                                --------------------------

Total liabilities                                1,026,113         622,886

Shareholders' Equity
  Series A convertible preferred stock;
   par value $0.001 per share, 500,000 shares
   authorized, 500,000 and 0 shares issued
   and outstanding, respectively                       500               -
  Series B convertible, 9% cumulative,
   redeemable preferred stock; stated
   value $1.00 per share, 1,260,000 shares
   authorized, 1,260,000 and 242,559 shares
   issued and outstanding, respectively          1,260,000         242,559
  Series C convertible, 8% cumulative,
   redeemable preferred stock, stated
   value $3.00 per share , 47,723 and
   0 shares issued and outstanding,
   respectively                                     44,713               -
  Series D convertible, 6% cumulative,
   redeemable preferred stock, stated value
   $10.00 per share, 80,250 and 109,000
   shares issued and outstanding, respectively     762,500       1,048,158
  Series F convertible, 6% cumulative and
   redeemable preferred stock, stated value
   $10.00 per share, 0 and 150,000 shares
   issued and outstanding at December 31,
   1999 and June 30, 2000, respectively                  -       1,393,653
  Series G convertible, 7% cumulative and
   redeemable preferred stock, stated value
   $10.00 per share, 0 and 75,000 shares
   issued and outstanding at December 31,
   1999 and June 30, 2000, respectively                  -         662,453
  Common stock; at par value $0.001 per
   share, 20,000,000 shares authorized,
   10,278,129 and 12,915,242 shares issued
   and outstanding, respectively                    10,278          12,915
  Additional paid-in capital                    11,256,952      14,450,876
  Accumulated deficit                          (12,360,537)    (15,208,123)
  Accumulated other comprehensive loss
   - translation adjustment                       (134,349)       (134,250)
                                                --------------------------

Total shareholders' equity                         840,057       2,468,241
                                                --------------------------

Total liabilities and shareholders' equity      $1,866,170      $3,091,127
                                                ==========================

See accompanying notes to consolidated financial statements

                       CHINA PREMIUM FOOD CORPORATION

                           STATEMENT OF OPERATIONS

                                                         Three Months Ended                Six Months Ended
                                                               June 30,                        June 30,
                                                     ---------------------------     ---------------------------
                                                         1999            2000            1999            2000
                                                         ----            ----            ----            ----
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Sales                                                $         -     $         -     $         -     $         -
Cost of goods sold                                             -               -               -               -
                                                     -----------------------------------------------------------

Gross margin (loss)                                            -               -               -               -

Selling expense                                                -          90,000               -          90,000

General and administrative expense                       670,387         811,509       1,183,039       1,496,692
                                                     -----------------------------------------------------------

Loss from operations                                    (670,387)       (901,509)     (1,183,039)     (1,586,692)

Other expense:
  Interest expense, net                                   (1,409)         (1,438)         (5,224)         (6,347)
  Loss on investment in GFP                             (204,100)              -        (607,604)              -
  Loss on investment in Meilijian                        (36,637)        (72,497)        (78,235)       (119,829)
  Other, net                                                   -               -               -               -
                                                     -----------------------------------------------------------

Loss before income taxes                                (912,533)       (975,444)     (1,874,102)     (1,712,868)
Income tax provision                                           -               -               -               -
                                                     -----------------------------------------------------------

Net loss                                                (912,533)       (975,444)     (1,874,102)     (1,712,868)
Dividends accrued for Series B preferred stock           (28,350)         (5,458)        (56,700)        (33,808)
Dividends accrued for Series C preferred stock            (3,559)              -          (9,003)           (883)
Dividends accrued for Series D preferred stock          (652,453)       (191,574)       (654,504)       (532,105)
Dividends accrued for Series F preferred stock                 -        (421,755)              -        (421,755)
Dividends accrued for Series G preferred stock                 -        (146,167)              -        (146,167)
                                                     -----------------------------------------------------------

Net loss applicable to common shareholders           $(1,596,895)    $(1,740,398)    $(2,594,309)    $(2,847,586)
                                                     ===========================================================

Weighted average number of common shares
 outstanding                                           8,408,301      11,531,337       8,206,039      11,019,257
                                                     ===========================================================
Basic and diluted loss per share                     $     (0.19)    $     (0.15)    $     (0.32)    $     (0.26)
                                                     ===========================================================

Comprehensive loss and its components
 consist of the following:
  Net loss                                           $(1,596,895)    $(1,740,398)    $(2,594,309)    $(2,847,586)
  Foreign currency translation adjustment                 (4,268)            753          (5,635)             99
                                                     -----------------------------------------------------------

Comprehensive loss                                   $(1,601,163)    $(1,739,645)    $(2,599,944)    $(2,847,487)
                                                     ===========================================================

      See accompanying notes to consolidated financial statements.

                       CHINA PREMIUM FOOD CORPORATION

                           STATEMENT OF CASH FLOWS

                                                         Six Months Ended June 30,
                                                      ------------------------------
                                                          1999              2000
                                                          ----              ----
                                                      (Unaudited)       (Unaudited)

Cash flows from operating activities
  Net loss                                            $(1,874,102)      $(1,712,868)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                          86,260            90,139
    Issuance of stock in exchange for services              8,000           112,486
    Compensation cost for stock option issue               48,563                 -
    Issuance of Common Stock for penalty expenses               -            37,500
    Investment loss - Meilijian                            78,235           119,928
    Investment loss - GFP                                 607,604                 -
    Increase (decrease) from changes in:
      Note receivable                                           -          (255,618)
      Other assets                                         (5,000)                -
      Prepaid expenses                                    (54,233)          (64,096)
      Accrued liabilities                                  67,830           (45,455)
                                                      -----------------------------

Net cash used in operating activities                  (1,036,843)       (1,717,984)
                                                      -----------------------------

Cash flows from investing activities
  Purchase of equipment and machinery                     (32,558)          (10,837)
  Advance to Shanghai                                           -          (279,728)
  Advance to GFP                                         (585,037)                -
  Advance to Meilijian                                     (8,330)                -
  Purchase of licensing rights from WB                          -           (50,000)
                                                      -----------------------------

Net cash used in investing activities                    (625,925)         (340,565)
                                                      -----------------------------

Cash flows from financing activities
  Proceeds from stock subscription                        235,000                 -
  Proceeds from issuance of Preferred Series D            762,500           490,000
  Proceeds from issuance of Preferred Series E                  -                 -
  Proceeds from issuance of Preferred Series F                  -         1,480,000
  Proceeds from issuance of Preferred Series G                  -           675,000
  Proceeds from issuance of common stock                  472,199           244,303
  Proceeds from CS warrants exercised                      83,334                 -
  Borrowing from Note Payable                                                63,750
  Repayment of Note Payable                               (70,722)         (119,120)
                                                      -----------------------------

Net cash provided by financing activities               1,482,311         2,833,933
                                                      -----------------------------

Effect of exchange rate changes on cash                         -              (638)
                                                      -----------------------------




Net increase (decrease) in cash and cash
 equivalents                                             (180,457)          774,746

Cash and cash equivalents, beginning of period            305,233            16,854
                                                      -----------------------------

Cash and cash equivalents, end of period              $   124,776       $   791,600
                                                      =============================

Cash paid during the period:
  Interest                                            $         -       $         -
  Income taxes                                                  -                 -
                                                      =============================

See accompanying notes to consolidated financial statements.

                       CHINA PREMIUM FOOD CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

Organization and Business

China Premium Food Corporation (the Company) was incorporated under the laws of the State of Delaware on April 26, 1996.

The Company and its subsidiaries, Hangzhou Meilijian (Meilijian), China Premium Food (Shanghai) Ltd.,. Co. and Bravo! Foods, Inc. are engaged in the co-production, marketing and distribution of branded dairy and snack food products in the People's Republic of China and the United States.

The Company owns equity interests in two joint ventures in China, 70% in Green Food Peregrine Children's Food Co. Ltd. (GFP) and 52% in Hangzhou Meilijian Dairy Products, Co. Ltd. (Meilijian). On January 3, 2000, the Company commenced procedures to terminate GFP in accordance with the GFP Joint Venture contract and Articles of Association. Accordingly, the Company wrote off its investment in and advance to GFP as of December 31, 1999.

In December 1999, the Company obtained Chinese government approval for the registration of China Premium Food (Shanghai) as a wholly owned subsidiary in the Wai Gao Qiao "free trade zone" in Shanghai, China. This subsidiary was formed to import, export and distribute food products and market and distribute branded dairy products and snack foods on a wholesale level in China. In December 1999, the Company formed Bravo! Foods in Delaware as a wholly owned subsidiary to market and distribute branded dairy products in the United States. Both of these subsidiaries market and distribute branded milk products through supply contracts or production agreements with regional dairy processors.

The Company's financial statements for the quarter ended June 30, 1999 have been restated based on equity method. Prior financial statements were prepared on a consolidation basis whereby the Company consolidated GFP and Meilijian. Subsequent to issuing the 1998 financial statements, the Company adopted SFAS 94 and EITF No. 96-16 and changed the consolidation approach to equity method to present its investment in GFP and Meilijian. The restatement did not have an impact on the previously reported net loss for the quarter ended June 30, 1999.

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period and six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1999.

Note 2 - Transactions in Shareholders' Equity

On April 6, 2000, the Company issued 6,374 share of its common stock at $0.9413 per share to compensate the consulting service of $6000 provided by the Omega Company pursuant to the terms of a written consulting agreement. The principal of the Omega Company is Mr. Arthur Blanding, who has been a member of the Company's Board of Directors since November of 1999. These shares were issued pursuant to an exemption from registration provided by
Section 4(2) of 1933 Act.

On April 6, 2000, the Company issued 150,000 of its Series F Convertible Preferred Stock and warrants for 4,600,000 shares of its common stock to three sophisticated and accredited investors and one finder. In addition, the Company agreed to issue 75,000 shares of common stock upon the exercise of the warrants by the respective holders. The Series F Convertible Preferred Stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $1,480,000, net of $20,000 of legal and issuance expenses. The Series F Convertible Preferred Stock has a stated value of $10.00 per share and a conversion feature equal to $0.50 per share. Pursuant to the subscription agreement, the holders of Series F Preferred Stock are subject to a maximum conversion feature that prohibits the holders from converting their preferred stock into more than 9.99% of outstanding common shares on the conversion date based upon the formula specified in the subscription agreement, Article 9.3. Warrants for 3,000,000 shares of common stock were issued to the investors with an exercise price of $1.00 per share and an expiration date of April 5, 2003. Warrants for 1,600,000 shares of common stock were issued to a finder with an exercise price of $0.84 per share and have an expiration date of April 5, 2003. The Series F Convertible Preferred Stock, the warrants and the common stock underlying the Preferred and the warrants have been and will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The proceeds of this offering are for working capital. In accordance with the Provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Commission Ratios", the issuance of these units resulted in the Company being required to record deemed dividends of $400,505 for the quarter ended June 30, 2000.

On April 25, 2000, the Company issued 66,785 shares of its common stock to Utah Resources, Inc. pursuant to the conversion of the Company's remaining Series C Convertible Preferred Stock issued to Utah Resources in December of 1998. The Series C Convertible Preferred Stock and the common stock underlying the preferred stock were issued to Utah Resources pursuant to an exemption to registration provided by Regulation D, Rule 504 and Section 4(2) of the 1933 Act. Utah Resources, Inc. is an accredited and sophisticated investor.

On May 11, 2000, the Company issued 10,260 share of its common stock at $0.7797 per share to compensate the consulting service of $8,000 provided by the Omega Company pursuant to the terms of a written consulting agreement. The principal of the Omega Company is Mr. Arthur Blanding, who has been a member of the Company's Board of Directors since November of 1999. These shares were issued pursuant to and exemption to registration provided by
Section 4(2) of 1933 Act.

On May 18, 2000, the Company issued 184,638 shares of its common stock to two holders of Series D Convertible Preferred Stock pursuant to the conversion of 10,000 shares of the preferred. The Series D Convertible Preferred and the common stock underlying the preferred were issued to these sophisticated and accredited investors pursuant to an exemption from registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act.

On April 7, 2000, the Company closed a Rule 506, Regulation D exempt offering for 150,000 shares of Series F Convertible Preferred Stock, having a per share Stated Value of $10.00, and Warrants which entitle the holders of the Series F Preferred to purchase an aggregate of 3,000,000 shares of common stock. This offering resulted in net proceeds of $1,480,000, net of $20,000 of legal and i ssuance expenses. Each Preferred share is convertible to the common stock of the Company at a conversion price of $0.50 per common share, based upon the Stated Value divided by conversion price times the number of shares to be converted. The Series F Preferred have no voting rights or redemption features and no dividends rights beyond those attributable to the Company's common stock. The Warrants for 3,000,000 shares of common stock have an exercise price of $1.00 per share and are exercisable immediately for a period of three years. The Company can call 50% of Warrants if its common stock trades at 200% of the closing price of $0.75 per share on April 7, 2000 for 10 consecutive trading days and 100% of the Warrants if its common stock trades at 300% of the closing price of $0.75 per share on April 7, 2000 for 10 consecutive trading days. In addition, the Company issued a Warrant to a consultant in connection with this transaction, which entitles the holder to purchase an aggregate of 1,600,000 shares of common stock at an exercise price of $0.84 per share. The Warrant is exercisable immediately for a period of three years and has the same "call" provisions as the investor Warrants described above. This entire transaction provides for total potential proceeds of $5,844,000, based upon the issuance of a maximum of 7,600,000 shares of common stock underlying the Series F Preferred and the Warrants, at an average price per share of $0.77. The proceeds of this offering are for working capital. In accordance with the Provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Commission Ratios", the issuance of these units resulted in the Company being required to record deemed dividends of $421,755 for the quarter ended June 30, 2000.

On May 23, 2000, the Company issued 1,017,441 shares of its common stock to one holder, pursuant to the conversion of 500,000 shares of Series A Convertible Preferred Stock and 1,017,441 shares of Series B Convertible Preferred Stock. The Series A and Series B Convertible Preferred Stock converted was issued by the Company in early 1997 to one of the original "founders" of the Company pursuant to an exemption to registration provided by Section 4(2) of the Act. The conversion of the Series A Convertible Preferred Stock represents all of the Series A Convertible Preferred Stock issued by the Company. Upon the conversion taken place, the relevant accrued dividends of $275,562 were reversed to additional paid in capital accordingly. Similarly the accrued dividends of $16,875 and $4,837 related to Preferred Stock Series C and E were reversed to additional paid in capital.

On June 8, 2000, the Company issued 219,566 shares of its common stock to two holders of Series D Convertible Preferred Stock pursuant to the conversion of 11,250 shares of the preferred. The Series D Convertible Preferred and the common stock underlying the preferred were issued to these sophisticated and accredited investors pursuant to an exemption from registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act.

On June 19, 2000, the Company issued 75,000 shares of its Series G Convertible Preferred Stock and warrants for 344,330 shares at $0.9625 per share to three investors and two finders. The recipients of the preferred stock and the warrants are all sophisticated and accredited investors. The Series G convertible Preferred Stock, the warrants and the common stock underlying both the preferred and the warrants were issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The Series G Convertible Preferred Stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $675,000 in cash, net of $60,000 in finder's fees and $15,000 of legal and issuance expenses. The Series G Convertible Preferred Stock has a stated value of $10.00 per share and a conversion feature equal to the lesser of $0.85 per share or 80% of the average of the three lowest closing bid prices of the 22 days immediately preceding the conversion of the preferred. The shares of Series G Preferred Stock and dividends not previously converted into shares of Common Stock shall be converted into shares of Common Stock without further action of the Holder on the date that is two years from the date of issuance thereof ("Mandatory Conversion Date"), at the Conversion Price and on the conversion terms specified in subscription agreement, Article 5. The warrants for 334,330 shares of common stock have an exercise price of $0.9625 per share and an expiration date of June 18, 2003. The proceeds of this offering are for working capital. In accordance with the Provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Commission Ratios", the issuance of these units resulted in the Company being required to record deemed dividends of $146,167 for the quarter ended June 30, 2000.

On June 29, 2000, the Company received $169,302.50 in cash for issuing 225,735 shares of its common stock on July 14, 2000 to former holders of the Company's Series E Convertible Preferred Stock. This common stock was issued pursuant to the exercise of certain participation rights in favor of such holders at a price determined by the market value of such common stock on the day of exercise. The Common Stock was issued by the Company pursuant to an exemption to registration provided for the original Convertible Preferred transaction, and all shares underlying that transaction, pursuant to Regulation D, Rule 506 and Section 4(2) of the 1933 Act. This stock was issued to fourteen accredited and sophisticated investors, who were provided with updated financial and corporate information through the Company's public filings.

Note 3 - Subsequent Events

In December 1999, the Shanghai government approved the registration of China Peregrine Food (Shanghai) Ltd., Co. (now known as China Premium Food (Shanghai) Ltd., Co.) a wholly owned subsidiary of the Company in the Wai Gao Qiao "free trade zone" in Shanghai, China. This import-export company was formed to import, export and distribute food products on a wholesale level in China. In July of 2000, the Company capitalized this subsidiary in the amount of approximately US$ 300,000. In addition, the Company has agreed to contribute an additional amount of US $2,000,000 over a five-year period, commencing July 1, 2000. The Company will provide this additional capital in tranches as collateral for loans in RMB by a Chinese bank to our subsidiary. As the RMB loans are paid by the Company's subsidiary, the collateral in US dollars will be released to the Company. By this method of financing, the Company and its subsidiary will avoid the impact of regulations governing the conversion of Chinese currency into US dollars applicable in China. A foreign exchange bank has agreed to act as the "facility" for these loan transactions. The Company's subsidiary will be able to borrow up to 90% of the US dollar collateral at an exchange rate at one point below the national rate.

MANAGEMENT DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION
AND OPERATION RESULTS

Period from January 1, 2000 to June 30, 2000

Prior to the year ending December 31, 1999, the Company reported its financial affairs and those of its Chinese subsidiaries on a consolidated basis. This June 30, 2000 financial statement is stated on the equity basis in order to conform to Statement of Financial Accounting Standards (SFAS) No. 94 and Emerging Issues Task Force (EITF) No. 96-16. In addition, the Company has restated its prior year financial statements as presented in its 10-KSB filing for the year ending December 31, 1999, as well as presented its 10Q filing for the quarter ended March 31, 2000, on the equity method basis.

RESULTS OF OPERATIONS

As of June 30, 2000, the Company had an accumulated deficit of $15,208,123. As of June 30, 2000, the Company had cash on hand of $791,600 and reported total shareholders' equity of $2,468,241.

For this same period of time, the Company did not have revenue but had sales expenses of $90,000. General and administrative expenses for this period were $1,496,692. The continued increase in these expenses from prior periods is a result of intensified activities in establishing a refocused business base in China. After interest expenses of $6,347 and the loss on the Company's investment in its Hangzhou Meilijian subsidiary of $119,829 the Company had a net loss of $1,712,868.

Six Month Period Ended June 30, 2000 Compared to Six Month Period Ended June 30, 1999
------------------------------------------------------------------------

The Company's net loss decreased approximately 9.5% to $1,712,868 in 2000 from $1,874,102 in 1999. The Company reported a loss per share of $0.32 in 1999 and $0.26 in 2000. The decrease in the loss per share was due to:

* the write off of the Company's investment in Green Food Peregrine as of December 31, 1999 - the investment loss was $607,604 for the six months ended June 30, 1999

*     increase in number of shares of common stock outstanding as of June
      30, 2000.

Accrued and paid dividends increased approximately 57% to $1,134,718 in 2000 from $720,207 in 1999. This increase was the result of deemed dividends associated with the conversion features of two additional classes of convertible preferred stock issued in the quarter ended June 30, 2000. The Company realized net proceeds of $2,155,000 from the sale of these two series of convertible preferred stock.

As of June 30, 2000 there were 12,915,242 shares of common stock outstanding compared with 10,278,129 shares of common stock outstanding as of June 30, 1999. Due to the timing of issuance of new shares, however, the weighted average number of shares of common stock outstanding in 2000 was 11,019,257. The loss per share in 2000 decreased by approximately 23% compared with 1999.

General and administrative expenses increased by approximately 26% to $1,496,692 in 2000 from $1,183,039 in 1999. This increase reflects the costs associated with the establishment and funding of the day to day operations of new businesses in China including an import/export company in Shanghai's Free Trade Zone

* the development of software and graphic design associated with a business to business e-commerce food distribution portal

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

Three Months Ended June 30, 2000 Compared to Three Months Ended
June 30, 1999
----------------------------------------------------------------

The Company's net loss increased approximately 7% to $975,444 in 2000 from $912,533 in 1999. The Company reported a loss per share of $0.19 in 1999 and $0.15 in 2000. The decrease in the loss per share was due to:

* the write off of the Company's investment in Green Food Peregrine as of December 31, 1999 - the investment loss was $204,100 for the six months ended June 30, 1999

*     increase in number of shares of common stock outstanding as of June
      30, 2000.

Accrued and paid dividends increased approximately 12% to $764,954 in 2000 from $684,362 in 1999. This increase was the result of deemed dividends associated with the conversion features of two additional classes of convertible preferred stock issued in the quarter ended June 30, 2000. The Company realized net proceeds of $2,155,000 from the sale of these two series of convertible preferred stock.

General and administrative expenses increased by approximately 21% to $811,509 in 2000 from $670,387 in 1999. This increase reflects the costs associated with the establishment and funding of the day to day operations of new businesses in China including:

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

Losses on investment in the Company's Hangzhou Meilijian subsidiary increased approximately 97% to $72,497 in 2000 from $36,637 in 1999. The increase reflected the result of high level of selling and general and administrative expenses associated with the continuing attempts to penetrate the Shanghai market and the introduction of new products in Hangzhou and Shanghai.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company reported that net cash used in operating activities was $1,036,843, net cash used in investing activities was $625,925, and net cash provided by financial activities was $1,482,311.

As of June 30, 2000, net cash used in operating activities was $1,717,984, net cash used in investing activities was $340,565, and net cash provided by financing activities was $2,833,933.

Net cash used in operating activities increased approximately 66% to $1,717,984 from $1,036,843 of net cash used by operating activities in 1999. The increase in negative cash flow in operating activities reflects the increased costs experienced during this period associated with the establishment and funding of the day to day operations of new businesses in China and supporting the U.S. operations of the Company.

Net cash used in investing activities decreased approximately 51% to $304,565 in 2000 from $625,925 in 1999. The decrease mainly was due to the elimination of advances made to GFP, net of advances to China Premium Food Corporation (Shanghai) Co., Inc., the Company's wholly owned import/export Chinese company and to Warner Bros. to purchase Looney Tunes(tm) licensing rights.

Net cash provided by financing activities increased 91% to $2,833,933 in 2000 from $1,482,311 in 1999. The increased necessity for fund raising activities resulted from the establishment and funding of the day to day operations of new businesses in China and the United States, and supporting the U.S. management operations of the Company.

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

Going forward, the Company's primary requirements for cash consist of:

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

On April 7, 2000, the Company received gross proceeds approximating $1,500,000 to fund its working capital and investment capital needs through the issuance of its Series F Convertible Preferred Stock. These funds represent the first of a series of investments that are planned and structured in the form of 3,000,000 stock warrants and 1,600,000 stock warrants at $1.00 and $0.84 exercise prices, respectively. These warrants are callable when our shares trade at $1.60 and $2.40, respectively, resulting in the additional investment of $4,344,000 at an average exercise price of $.94.

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

DEBT STRUCTURE

During the process of acquiring from American Flavor China, Inc. the 52% of equity interest in and to Hangzhou Meilijian, the Company issued a promissory note to assume the American Flavor's debt owed to a supplier.
The face value of that note was $282,637.53 at interest rate of 10.5% per annum without any collateral attached. The note has a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862.38 when the note will be due on July 15, 2000. The minimum cash payments are $87,000 in 1999 and approximately $203,362 in 2000. The note has a late charge of 3% of overdue principal and interest installment if the note holder does not receive the payment within 15 days of due dates. This note currently is being renegotiated to extend the time for payment.

EFFECTS OF INFLATION

The Company believes that inflation has not had material effect on its net sales and results of operations.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

The Company's operating subsidiaries, Green Food Premium and Hangzhou Meilijian, are located in China. They buy and sell products in China using Chinese Renminbi as functional currency. Based on Chinese government regulation, all foreign currencies under the category of current account are allowed to freely exchange with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, there is no assurance that there will be no significant change in exchange rates in the near future.

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

      On June 29, 2000, the Company received proceeds of $169,302.50 in cash for the issuance of 225,735 shares of its common stock on July 14, 2000 to former holders of the Company's Series E Convertible Preferred Stock. This common stock was issued pursuant to the exercise of certain participation rights in favor of such holders at a price determined by the market value of such common stock on the day of exercise. The Common Stock was issued by the Company pursuant to an exemption to registration provided for the original Convertible Preferred transaction, and all shares underlying that transaction, pursuant to Regulation D, Rule 506 and Section 4(2) of the 1933 Act. This stock was issued to fourteen accredited and sophisticated investors, who were provided with updated financial and corporate information through the Company's public filings.

Subsequent Events

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

Exhibits and Reports on Form 8-K

      (a)   Exhibits - Required by Item 601 of Regulation S-B.
            (4)   Certificate of Designation Series G Convertible Preferred
                  Stock*
            (27)  Financial data schedule

      *Previously filed

      (b)   Reports on Form 8-K
            none


SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf of the undersigned, duly authorized.

                                       CHINA PREMIUM FOOD CORPORATION
                                       (Registrant)


Date:  November 20, 2000               /s/Roy G. Warren
                                       -----------------------------------
                                       Roy G. Warren, President