Form 10QSB
period 2000-09-30
CHINA PREMIUM FOOD CORP
filed 2000-11-20
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2000

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
                              Yes [X]    No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

      Date              Class             Shares Outstanding
      ----              -----             ------------------

    11/14/00         Common Stock             12,939,880


CHINA PREMIUM FOOD CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements                                            F-1

        Consolidated balance sheet as of                                F-1
        September 30, 2000 (unaudited) and December 31, 1999

        Consolidated statements of operations                           F-2
        (unaudited) for the period ended
        September 30, 2000 and 1999

        Consolidated of cash flows                                      F-3
        (unaudited) for the period ended
        September 30, 2000 and 1999

        Notes to consolidated financial statements (unaudited)          F-5

Item 2. Management's Discussion and Analysis of Financial                 8
        Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2. Changes In Securities and Use of Proceeds                        13

Item 6. Exhibits and reports on Form 8-K                                 14

SIGNATURES                                                               14

EXHIBITS


              CHINA PREMIUM FOOD CORPORATRION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                          December 31,     September 30,
                                                              1999              2000
                                                          ------------     -------------
                                                           (Audited)        (Unaudited)

Assets

Current assets:
  Cash                                                    $     16,854     $     86,012
  Restricted cash (Note 2)                                           -           86,000
  Accounts receivable                                                -            8,696
  Note receivable (Note 3)                                           -          209,654
  Other receivable                                                   -           37,591
  Advance to vendors                                                 -           81,201
  Inventory                                                          -           81,379
  Prepaid expenses                                              18,196           95,190
  Deposits                                                      10,000           10,000
                                                          -----------------------------
Total current assets                                            45,050          695,723

Property, plant and equipment, net                             131,264          165,363
Investment in and advances to Meilijian, net                 1,246,422        1,044,118
Goodwill                                                       229,148          181,187
Licensing agreement, net                                       214,286          637,500
                                                          -----------------------------
Total assets                                              $  1,866,170     $  2,723,891
                                                          =============================

Liabilities and Shareholders' Equity

Current liabilities:
  Bank loans in Shanghai (Note 2)                         $          -     $     76,089
  Note payable - International Paper (Note 4)                  277,741          202,743
  Note payable - Warner Bros. (Note 5)                         127,500          620,000
  Accounts payable and accrued liabilities                     250,833          199,601
  Dividends payable                                            370,039          219,558
                                                          -----------------------------

Total current liabilities                                    1,026,113        1,317,991

Commitments and contingencies

SHAREHOLDERS' EQUITY (NOTES 6 AND 7)
  Series A convertible preferred stock; par value
   $0.001 per share, 500,000 authorized, 500,000
   shares issued and outstanding                                   500                -
  Series B convertible, 9% cumulative, and redeemable
   preferred stock; stated value $1.00 per share,
   1,260,000 shares authorized, 1,260,000 and 242,559
   shares issued and outstanding                             1,260,000          242,559
  Series C convertible,8% cumulative and redeemable
   preferred stock, stated value $3.00 per share ,
   47,723 and 0 shares issued and outstanding                   44,713                -
  Series D convertible, 6% cumulative and redeemable
   preferred stock, stated value $10.00 per share,
   80,250 and 109,000 shares issued and outstanding            762,500        1,048,158
  Series F convertible, 6% cumulative and redeemable
   preferred stock, stated value $10.00 per share, 0
   and 150,000 shares issued and outstanding                         -        1,393,653
  Series G convertible, 7% cumulative and redeemable
   preferred stock, stated value $10.00 per share, 0
   and 75,000 shares issued and outstanding                          -          662,453
  Common stock; par value $0.001 per share, 20,000,000
   shares authorized, 10,278,129 and 12,939,880 shares
   issued and outstanding                                       10,278           12,940
  Additional paid-in capital                                11,256,952       14,471,851
  Accumulated deficit                                      (12,360,537)     (16,291,486)
  Translation adjustments                                     (134,349)        (134,228)
                                                          -----------------------------
Total shareholders' equity                                     840,057        1,405,900
                                                          -----------------------------
Total liabilities and shareholders' equity                $  1,866,170     $  2,723,891
                                                          =============================

        See accompanying notes to consolidated financial statements.


               CHINA PREMIUM FOOD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                      1999           2000           1999           2000
                                                      ----           ----           ----           ----
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Sales                                             $         -    $    57,716    $         -    $    57,716
Cost of goods sold                                          -         10,208              -         10,208
                                                  --------------------------------------------------------
Gross profit                                                -         47,508              -         47,508

Selling expense                                             -         61,890              -        151,890
General and administrative expense                    553,747        845,311      1,736,786      2,342,003
                                                  --------------------------------------------------------
Loss from operations                                 (553,747)      (895,693)    (1,736,786)    (2,446,385)

Other expense:
  Interest expense, net                                (7,343)        (6,775)       (12,567)       (13,122)
  Loss on investment in GFP                          (217,898)             -       (825,502)             -
  Loss on investment in Meilijian                     (87,325)       (82,476)      (165,560)      (202,305)
  Other expense (income), net                               -        (76,987)             -        (76,987)
                                                  --------------------------------------------------------
Loss before income taxes                             (866,313)    (1,025,931)    (2,740,415)    (2,738,799)
Income taxes                                                -              -              -              -
                                                  --------------------------------------------------------
Net loss                                             (866,313)    (1,025,931)    (2,740,415)    (2,738,799)

Dividends accrued for Series B preferred stock        (28,350)        (5,458)       (85,050)       (39,266)
Dividends accrued for Series C preferred stock         (2,931)             -        (11,934)          (883)
Dividends accrued for Series D preferred stock        (48,188)       (16,350)      (702,692)      (548,455)
Dividends accrued for Series E preferred stock       (113,156)             -       (113,156)             -
Dividends accrued for Series F preferred stock              -        (22,500)             -       (444,255)
Dividends accrued for Series G preferred stock              -        (13,125)             -       (159,292)
                                                  --------------------------------------------------------
Net loss applicable to common shareholders        $(1,058,938)   $(1,083,364)   $(3,653,247)   $(3,930,950)
                                                  ========================================================
Loss per share                                    $     (0.12)   $     (0.08)   $     (0.43)   $     (0.34)
                                                  ========================================================
Weighted average number of common
 Shares outstanding                                 8,798,735     12,929,935      8,405,775     11,703,512
                                                  ========================================================

Comprehensive loss and its components:
  Net loss                                        $  (866,313)   $(1,025,931)   $(2,740,415)   $(2,738,799)
  Foreign currency translation adjustment                (121)            22         (5,756)           121
                                                  --------------------------------------------------------
Comprehensive loss                                $  (866,434)   $(1,025,909)   $(2,746,171)   $(2,738,678)
                                                  ========================================================

        See accompanying notes to consolidated financial statements.


               CHINA PREMIUM FOOD CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                September 30,
                                                         ---------------------------
                                                             1999            2000
                                                             ----            ----
                                                         (Unaudited)     (Unaudited)

Cash flows from operating activities
  Net loss                                               $(2,740,415)    $(2,738,799)
  Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
    Depreciation and amortization                            129,896         199,145
    Compensation expense - stock option                       48,563               -
    Issuance of common stock in exchange for services         12,000         118,486
    Issuance of common stock for penalty expenses                  -          37,500
    Issuance of common stock for performance bonus                 -          15,000
    Investment loss - GFP                                    825,502               -
    Investment loss - Meilijian                              165,560         202,304
    Increase (decrease) from changes in:
      Restricted cash                                              -         (86,000)
      Accounts receivable                                          -          (8,696)
      Other receivable                                             -         (37,591)
      Note Receivable                                              -        (209,654)
      Advance to vendors                                           -         (81,201)
      Inventory                                                    -         (81,379)
      Deposit                                                 (5,000)              -
      Prepaids and other assets                               (6,596)        (76,994)
      Accrued liabilities                                     46,197          42,518
                                                         ---------------------------

Net cash used in operating activities                     (1,524,293)     (2,705,361)
                                                         ---------------------------

Cash flows from investing activities
  Purchase of fixed assets                                   (41,392)        (58,497)
  Purchase of licensing rights from WB                      (300,000)       (550,000)
  Advance to Meilijian                                        (8,330)              -
  Advance to GFP                                            (862,588)              -
                                                         ---------------------------

Net cash used in investing activities                     (1,212,310)       (608,497)
                                                         ---------------------------

Cash flows from financing activities
  Proceeds of Series D Preferred stock                       762,500         490,000
  Proceeds of Series E Preferred stock                       711,963               -
  Proceeds of Series F Preferred stock                             -       1,480,000
  Proceeds of Series G Preferred stock                             -         675,000
  Proceeds from issuance of common stock                     537,200         244,303
  Proceeds from warrants exercised                            83,334               -
  Borrowing from bank loan                                         -          76,089
  Repayment of note payable                                 (121,298)        (82,498)
  Borrowing from note payable                                300,000         500,000
  Proceeds from stock subscription                           235,000               -
                                                         ---------------------------

Net cash provided by financing activities                  2,508,699       3,382,894
                                                         ---------------------------

Effect of exchange rate changes on cash                            -             122
                                                         ---------------------------

Net increase (decrease) in cash and cash equivalents        (227,904)         69,158

Cash and cash equivalents, beginning of period               305,233          16,854
                                                         ---------------------------

Cash and cash equivalents, end of period                 $    77,329     $    86,012
                                                         ===========================

Cash paid during the period:
  Interest                                               $    18,129     $     9,380
  Income taxes                                                     -               -
                                                         ===========================

Supplemental disclosure of non-cash activities:

Conversion from Preferred Stock A to Common Stock                  -             500
Conversion from Preferred Stock B to Common Stock                  -       1,017,441
Conversion from Preferred Stock C to Common Stock            241,837          44,713
Conversion from Preferred Stock D to Common Stock                  -         204,342
Conversion from Preferred Stock E to Common Stock            237,321               -
Stock Subscribed                                             135,000               -
Deemed dividend                                              788,804               -
Deemed dividends Preferred Stock D                                 -         500,000
Deemed dividends Preferred Stock F                                 -         400,405
Deemed dividends Preferred Stock G                                 -         144,854
Conversion of accrued consulting
 service fees to Common Stock                                      -          93,750
Elimination of accrued dividends upon conversion                   -         297,274
Accrued Dividend                                             124,028         146,793
Translation Adjustment                                             -             121


        See accompanying notes to consolidated financial statements.


               CHINA PREMIUM FOOD CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Organization and Business

China Premium Food Corporation (the Company) was incorporated under the laws of the State of Delaware on April 26, 1996.

The Company and its subsidiaries, Hangzhou Meilijian (Meilijian), China Premium Food (Shanghai) Co. Ltd. and Bravo! Foods, Inc. are engaged in the co-production, marketing and distribution of branded dairy and snack food products in the People's Republic of China and the United States.

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

In December 1999, the Company obtained Chinese government approval for the registration of China Premium Food (Shanghai) Co. Ltd., a wholly owned subsidiary, in the Wai Gao Qiao "free trade zone" in Shanghai, China. This subsidiary was formed to import, export and distribute food products and market and distribute branded dairy products and snack foods on a wholesale level in China. In December 1999, the Company formed Bravo! Foods in Delaware, a wholly owned subsidiary, to market and distribute branded dairy products in the United States. Both of these subsidiaries market and distribute branded milk products through supply contracts or production agreements with regional dairy processors. The interim financial statements include the financial information regarding these two entities.

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

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period and nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1999.

Note 2 - Restricted Cash and Bank Loans in Shanghai

In September 2000, the Company wired $86,000 to a Chinese commercial bank in Shanghai as collateral to borrow RMB loans from the bank. With the $86,000 of time deposit as collateral, the bank agreed to loan China Premium (Shanghai) the maximum RMB amount not to exceed 90% of the value of certificate of deposit. The bank loans bear interest at 6.435% per annum and mature on September 11, 2001 for RMB110,000 (equivalent of US$13,253) and on October 20, 2001 for RMB520,000 (equivalent of US$62,650). The proceeds of RMB loans from the bank can be used only for purchasing inventory.

Note 3 - Note Receivable

During the process to acquire a majority equity interest in Mandarin Fine Foods Co. Ltd., the Company loaned $251,857.28 to Mr. Zhiyun Li, the owner of Mandarin Fine Foods, on May 26, 2000. The note bears interest at 8% per annum and matured on June 30, 2000 with a conversion feature that allowed the Company to convert the note to 3.148% of equity interest in Mandarin. On August 30, 2000, Mr. Li made a payment of $48,946 and on November 1, 2000, Mr. Li made another payment of $50,000. The Company believes that the outstanding note receivable of 209,654 (including accrued interest of approximately $6,700), as of September 30, 2000, will be fully recoverable.

Note 4 - Extension of Note Payable to International Paper

The note of $158,621 as of June 30 2000 payable to International Paper was due on July 15, 2000. The Company negotiated with International paper for the extension of this note. On July 6, 2000, International Paper agreed to extend the note to July 1, 2001, the principal amount was adjusted to $155,743 due to different interest calculation approach. International Paper imposed a charge of $57,000 to renegotiate the note owing the failure of GFP to pay for certain packing material, worth more than $57,000, which had been ordered by GFP and made to order in 1999. The Company accepted this charge and obtained the waiver of any interest on the outstanding balance of $155,743 during the next 12 months. Accordingly, the charge of $57,000 was recorded as deemed interest and will be amortized in the next 12 months. The amortization in the third quarter ended September 30, 2000 was $14,250.

Note 5 - Licensing Agreement with Warner Brothers Consumer Products Co.

On July 26, 2000, Bravo! Entered into a licensing agreement with Warner Brothers Consumer Products Co. and obtained rights to utilize Warner Brothers' Looney Tunes character images and names in the U.S. This licensing agreement gives the Company exclusive rights to such images and names in the entire U.S. for use in connection with specified categories of products sold by the Bravo! subsidiary. Bravo! generated revenue of approximately $50,000 in the third quarter ended September 30,2000.

The Company recorded the gross amount of $500,000 as a licensing agreement and an obligation to licensing agreement of $500,000 simultaneously. An amount of $250,000 was payable upon the signing of this agreement with the balance paid as follows: $100,000 on or before June 1, 2001; $100,000 on or before December 1, 2001; and $50,000 on or before June 1, 2002.

The licensing agreement is effective from January 1, 2000 through December 21, 2002. However, the Company signed the agreement on July 26, 2000, resulting in an effective period of 30 months. Accordingly, the Company will amortize the licensing agreement over a period of 30 months. The amortization in the third quarter ended September 30, 2000 was $50,000.

Note 6 - Transactions in Shareholders' Equity

On August 3, 2000, the Company issued 18,199 shares of its common stock at $0.8242 per share to Stephen Langley, the Company's Chief Operating Officer
- China, for two quarterly bonus periods, pursuant to the terms of a written employment contract, based upon a per share price determined by an average of the monthly stock trading price calculated monthly, but paid on a quarterly basis.

On August 15, 2000, the Company issued 6,439 shares of its common stock at $0.9318 per share to The Omega Company for consulting services rendered on dairy industry issues for a three month period, pursuant to the terms of a written consulting contract. Mr. Arthur Blanding, owner of The Omega Company, is a director of the Company. The Company did not received cash for these shares.

Note 7 - Subsequent Events

On October 2, 2000, the Company issued the aggregate of 25,000 shares of its Amended Series G Convertible Preferred Stock and warrants for 114,777 shares of its common stock. This preferred stock and warrants were issued to two investors, pursuant to the Company's partial exercise of a first put option for additional financing by holders of the Company's previously issued Series G Convertible Preferred Stock. The Amended Series G Convertible Preferred Stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $226,487.50, net of $23,512.50 of legal and issuance expenses. The Amended Series F Convertible Preferred Stock issued has a stated value of $10.00 per share and a conversion feature equal to the stated value per share divided by the conversion price. The conversion price shall be, at the election of the Holder, $.60, or 75% of the average of the three (3) lowest closing bid prices for the twenty-two (22) days immediately preceding the conversion of the respective shares of Amended Series F Preferred Stock. Warrants for an aggregate of 114,777 shares of common stock were issued to the investors with an exercise price of $0.9625 per share and an expiration date of October 2, 2003.

On October 13, 17 and 18, 2000, the Company issued the aggregate of 24,999 shares of its Amended Series F Convertible Preferred Stock and warrants for 114,777 shares of its common stock to three investors who are holders of the Company's previously issued Series F Convertible Preferred Stock. The Amended Series F Convertible Preferred Stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $224,965.50, net of $25,024.50 of legal and issuance expenses. The Amended Series F Convertible Preferred Stock has a stated value of $10.00 per share and a conversion feature equal to the stated value per share divided by the conversion price. The conversion price shall be, at the election of the Holder, $.60, or 75% of the average of the three (3) lowest closing bid prices for the twenty-two (22) days immediately preceding the conversion of the respective shares of Series F Preferred Stock. Warrants for an aggregate of 114,777 shares of common stock were issued to the investors with an exercise price of $0.9625 per share and expiration dates of October 13, 17 and 18, 2003, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Nine Months Ended September 30, 2000
         ---------------------------------------------------------------

RESULTS OF OPERATIONS

Financial Condition September 30, 2000
--------------------------------------

      As of September 30, 2000, the Company had an accumulated deficit of $15,291,486. As of September 30, 2000, the Company had cash on hand of $172,012, of which 86,000 is restricted as collateral for a Chinese bank loan to China Premium (Shanghai), and reported total shareholders' equity of $1,405,900.

      For this same period of time, the Company had revenue of $57,716 and general and administrative expenses of $2,342,003. The continued increase in these expenses from prior periods is a result of intensified activities in establishing a refocused business base in China and the costs associated with the launch of the business operations of Bravo! Foods, Inc., a wholly owned subsidiary of the Company, in the United States. In addition to general and administrative expenses in the United States, advances were made to the Company's wholly owned Chinese subsidiary, China Premium Food (Shanghai) Co., Ltd., to fund expenses associated with the distribution logistics, promotion and production of Looney Tunes(TM) branded milk products and snack crackers in the greater Shanghai, PRC. The Company advanced $82,536.30 to Bravo! to fund expenses associated with general and administrative expenses and the promotion of Looney Tunes(TM) branded milk products sold in the United States under Bravo!'s Looney Tunes(TM) licensing agreement with Warner Bros.

      After net interest expenses of $13,122 and the loss on the Company's investment in its Hangzhou Meilijian subsidiary of $202,305, the Company had a net loss of $2,738,799.

Nine Months Ended September 30, 2000, Compared to
-------------------------------------------------
Nine Months Ended September 30, 1999
------------------------------------

      The Company's net loss decreased approximately 0.0006% to $2,738,799 in 2000 from $2,740,415 in 1999. The decrease in the net loss was due to the write off of the Company's investment in GFP and revenue of $50,250 from Bravo! and $7,466 from China Premium (Shanghai) in 2000.

      Accrued dividends increased approximately 30% to $1,192,151 in 2000 from $912,832 in 1999. This increase was the result of the conversion features the Series F and G convertible preferred stock issued in 2000.

      As of September 30, 2000, there were 12,939,880 shares of common stock outstanding compared with 8,905,229 shares of common stock outstanding as of September 30, 1999. Due to the timing of issuance of new shares, however, the weighted average number of shares of common stock outstanding in 2000 was 11,703,512. Due to the increase in common shares outstanding in 2000, the Company's loss per share in 2000 decreased by approximately 26% to $0.34 per share in 2000 from $0.43 per share in 1999.

      General and administrative expenses increased by approximately 34% to $2,342,003 in 2000 from $1,736,786 in 1999. This increase reflects the costs associated with the establishment and funding of the day to day operations of new businesses in China and the United States including

      * China Premium (Shanghai), an import/export company and food marketing and distrinution company in Shanghai's Free Trade Zone

      * the development of software and graphic design associated with a business to business e-commerce food distribution portal

      * the development of logistics capabilities for the launch of Looney Tunes(TM) branded milk products and snack crackers in Shanghai and surrounding areas

      * the development of the Bravo! business including the launch of Looney Tunes(TM) branded milk products in the United States

      In addition, general and administrative expenses increased as a result of legal and accounting expenses associated with the restatement of the Company's financial statements on the equity basis, fund raising exercises activities, and the preparation and filing of SEC reporting documents by the Company.

Three Months Ended September 30, 2000 Compared to
-------------------------------------------------
Three Months Ended September 30, 1999
-------------------------------------

      The Company's net loss increased approximately 18% to $1,025,931 in 2000 from $866,313 in 1999. The increased net loss was due to the increased expenses associated with the launch of the Looney Tunes(TM) branded milk programs in China and the United States in 2000.

      The Company reported a decreased loss per share of approximately 34% from $0.12 in 1999 to $0.08 in 2000. The decrease in the loss per share was due to

      * the write off of the Company's investment in Green Food Peregrine as of December 31, 1999

      *     the increase in the number of common shares outstanding

      *     the decrease in accrued dividends payable

      Accrued dividends decreased approximately 70% to $57,433 in 2000 from $192,625 in 1999.

      General and administrative expenses increased by approximately 52% to $845,693 in 2000 from $553,747 in 1999. This increase reflects the costs associated with the establishment and funding of the day to day operations of new businesses in China and the United States. In addition, general and administrative expenses increased as a result of legal and accounting expenses associated with the restatement of the Company's financial statements on the equity basis, fund raising exercises activities, and the preparation and filing of SEC reporting documents by the Company.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1999, the Company reported that net cash used in operating activities was $1,524,293, net cash used in investing activities was $1,212,310, and net cash provided by financial activities was $2,508,699.

      As of September 30, 2000, net cash used in operating activities was $2,705,361, net cash used in investing activities was $608,497, and net cash provided by financing activities was $3,382,894.

      Net cash used in operating activities increased approximately 77% to $2,705,361 in 2000 from $1,524,293 of net cash used by operating activities in 1999. The increase in negative cash flow in operating activities reflects the increased costs experienced during this period associated with the establishment and funding of the day to day operations of new businesses in China and the United States and supporting the U.S.
management operations of the Company.

      Net cash used in investing activities decreased approximately 55% to $608,497 in 2000 from $1,121,310 in 1999. The decrease mainly was due to the elimination of advances to Meilijian and GFP.

      Net cash provided by financing activities increased 35% to $3,382,894 in 2000 from $2,508,699 in 1999. The increased necessity for fund raising activities resulted from the establishment and funding of the day to day operations of new businesses in China and the United States, and supporting the U.S. management operations of the Company.

      During the first, second and third quarters of 2000, ending September 30, 2000, the Company continued to shift its business focus and strategy from the production of milk products to position itself as a Company involved in the marketing and distribution of a broad range of food products in China and the United States, including premium branded items. These efforts in part center on a Master License which the Company holds from Warner Bros. for the use of Looney Tunes(TM) characters on milk products in the Shanghai and Hangzhou greater metropolitan areas in China and a similar license issued to Bravo! Foods, Inc. for the United States. In China, these efforts are through China Premium (Shanghai), the Company's wholly owned Chinese registered import/export/distribution subsidiary. In the United States, these efforts are through Bravo!, the Company's wholly owned Delaware subsidiary.

      China Premium (Shanghai) commenced the importation and distribution Looney Tunes(TM) snack crackers in September/October 2000. China Premium (Shanghai) presently produces Looney Tunes(TM) milk products under supply agreements with two local dairies and distributes these milk and snack products in the greater Shanghai area under two distribution agreements with local distributors. As of early September 2000, the Company's Looney Tunes(TM) milk products are being sold in thirty hyper or super stores and food markets in the Shanghai area, representing approximately three tonnes of milk per day.

      In the United States, Bravo! Food, Inc., launched its Looney Tunes(TM) flavored milk products under a promotion contract with Quality Chekd Dairies, Inc., a national member dairy cooperative, and two production agreements with local dairies in Tennessee and Colorado and contiguous areas. Bravo! had revenues of $50,250 in September 2000 and $38,250 in October 2000, representing Bravo!'s contractual fees under the two production agreements for September/October 2000. On October 16, 2000, Bravo! executed a production agreement with a third dairy for production and sales of Looney Tunes(TM) flavored milk products in Pennsylvania and contiguous areas. Bravo! expects this third dairy to be producing and selling Looney Tunes(TM) flavored milk commencing in January 2001. Through the end of this reporting period, the Company advanced $82,536.30 to Bravo! to cover day to day opening expenses. In October and November 2000, the Company advanced $50,000 and $200,000, respectively, to Bravo! for the up front payment of guaranteed royalties to Warner Bros., pursuant to Bravo!'s Looney Tunes(TM) license agreement for the United States.

      During the quarter ending June 30, 2000, the Company commenced negotiations to be bought out of the Meilijian joint venture by its Chinese partner. These negotiations led to the execution of a letter of intent and, in November of 2000, an agreed upon buy out figure in the area of $900,000. The final buy out number is still under negotiation and adjustment. The Company anticipates closing this transaction in the fourth quarter of this year. This buy out, when consummated, will result in the write off of the Company's investment in and advance toMeilijian and related goodwill, with the reversal of accounting entries for accumulated translation adjustments.

      In February of 2000, the Company announced an agreement in principle to acquire the majority equity interest in and control of the operations of Mandarin Fine Foods Company of Beijing and Shanghai. During the course of the due diligence for the Mandarin transaction, the Company became aware that its acquisition of Mandarin would significantly limit the scope of its business license under PRC regulations concerning Foreign Investment Enterprises. The Company also became aware, however, of an agricultural development program funded by the national government in the Western China Shaanxi Province, known as the Yangling Model District for Agricultural High-tech and New-tech Industry. Through this program, the government of Shaanxi Province is authorized to issue business licenses which are much broader in scope than normal to new companies in the Yangling Model District, including foreign investment joint ventures.

      Owing to the greatly enhanced scope of the business license offered in the Yangling District, the Company agreed with Mr. Li Zhi Yun, the sole owner of Mandarin Fine Foods, to forego the purchase of Mandarin Fine Foods in favor of establishing a new joint venture company in Yangling. The Company agreed that the parties to this joint venture would be China Premium Food Corporation, as the foreign party, and Yangling Kechuang Agricultural Techniques Development Co.,a new Chinese company established by Mr. Li in the Yangling District, as the Chinese party. As part of this transaction, Mr. Li has agreed to liquidate Mandarin Fine Foods. The details of this transaction and the formation of a Yangling District foreign investment joint venture company have been ongoing.

      During this period of discussion and negotiations with the Yangling District and Mr. Li, the Company became aware of the potential beneficial impact of anticipated rule changes in China on the Company's China Premium (Shanghai) operation. As a Chinese registered company in the Wai Gao Qiao ("Free Trade Zone") district of Shanghai, China Premium (Shanghai) may be capable of operating under its present business license to the same extent possible under the broad joint venture business license offered by the Yangling District. Further discussions with representatives of the Yangling District and Mr. Li revealed the possibility of working with the Yandling District and Mr. Li under routine arm's length supply contracts, without he necessity of a joint equity arrangement. As a result, the Company is continuing to explore the possible utilization of the existing business license of its wholly owned subsidiary, China Premium (Shanghai), to establish a country wide sales and distribution system for consumer food products and for food service products such as offered by Mandarin Fine Foods Company. In addition to allowing the Company to own 100% of this business, the utilization of its existing China Premium Food (Shanghai) subsidiary would eliminate the necessity of the Company's capital contribution for the Yangling Mandarin joint venture.

      Going forward, the Company's primary requirements for cash consist of

      * expenses related to the development of the distribution business infrastructure for the country wide food sales/distribution business

      * expenses related to the development of the e- commerce business infrastructure for the country wide food sales/distribution business

      * additional working capital for the day to day operation of China Premium (Shanghai)

      * product development, marketing and advertising for the marketing and sales of our Looney Tunes(TM) milk products in China

      * payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements for both China and the United States

      The Company estimates that approximately US $350,000 will be needed to fund these activities through the end of 2000. In addition to these anticipated expenses, the Company currently has monthly working capital needs of $140,000.

      In October 2000, the Company issued 24,999 shares of its Series F and 25,000 shares of its series G convertible preferred stock, and realized gross proceeds of $499,990. In addition, the Company's anticipated revenue contribution to overhead by the end of the third quarter of this year has materialized with the launch of Looney Tunes(TM) flavored milk products in the United States. The Company anticipates that Bravo! will continue to produce revenue to help meet its operational needs. Finally, the Company anticipates that additional funding may be generated through the sale of additional equity under commitments built into the Series D and Series G Convertible Preferred transactions.

DEBT STRUCTURE

      During the process of acquiring from American Flavor China, Inc. the 52% of equity interest in and to Hangzhou Meilijian, the Company issued a promissory note to assume the American Flavor's debt owed to a supplier, International Paper. The face value of that note was $282,637.53 at interest rate of 10.5% per annum without any collateral attached. The note has a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862.38 when the note was due on July 15, 2000. The Company has negotiated with International paper for the extension of this note. On July 6, 2000, International Paper agreed to extend the note to July 1, 2001, and the principal amount was adjusted $155,743.17 due to different interest calculation approach. International Paper imposed a charge of $57,000 to renegotiate the note owing the failure of GFP to pay for certain packing material, worth more than $57,000, which had been ordered by GFP and made to order in 1999. The Company accepted this charge and obtained the waiver of any interest on the outstanding balance of $155,743 during the next 12 months.

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

PART II- Other Information

Changes in Securities and Use of Proceeds
-----------------------------------------

      On August 3, 2000, the Company issued 18,199 shares of its common stock to Stephen Langley, the Company's Chief Operating Officer - China, pursuant to the terms of a written employment contract. The Company did not received cash for these shares.

      On August 15, 2000, the Company issued 6,439 shares of its common stock to The Omega Company for consulting services rendered on dairy industry issues pursuant to the terms of a written consulting contract. Mr. Arthur Blanding, owner of The Omega Company, is a director of the Company. The Company did not received cash for these shares.

Subsequent Events
-----------------

      On October 2, 2000, the Company issued the aggregate of 25,000 shares of its Amended Series G Convertible Preferred Stock and warrants for 114,777 shares of its common stock. This preferred stock and warrants were issued to two sophisticated and accredited investors, pursuant to the Company's partial exercise of a first put option for additional financing by holders of the Company's previously issued Series G Convertible Preferred Stock. The Amended Series G Convertible Preferred Stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $226,487.50, net of $23,51250 of legal and issuance expenses. The Amended Series F Convertible Preferred Stock issued has a stated value of $10.00 per share and a conversion feature equal to the stated value per share divided by the conversion price. The conversion price shall be, at the election of the Holder, $.60, or 75% of the average of the three (3) lowest closing bid prices for the twenty-two (22) days immediately preceding the conversion of the respective shares of Amended Series F Preferred Stock. Warrants for an aggregate of 114,777 shares of common stock were issued to the investors with an exercise price of $0.9625 per share and an expiration dates of October 2, 2003. The Amended Series F Convertible Preferred Stock, the warrants and the common stock underlying the Preferred and the warrants have been and will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The proceeds of this offering are for working capital.

      On October 13, 17 and 18, 2000, the Company issued the aggregate of 24,999 shares of its Amended Series F Convertible Preferred Stock and warrants for 114,777 shares of its common stock to three sophisticated and accredited investors, who are holders of the Company's previously issued Series F Convertible Preferred Stock. The Amended Series F Convertible Preferred Stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $224,965.50, net of $25,024.50 of legal and issuance expenses. The Amended Series F Convertible Preferred Stock has a stated value of $10.00 per share and a conversion feature equal to the stated value per share divided by the conversion price. The conversion price shall be, at the election of the Holder, $.60, or 75% of the average of the three (3) lowest closing bid prices for the twenty-two (22) days immediately preceding the conversion of the respective shares of Series F Preferred Stock. Warrants for an aggregate of 114,777 shares of common stock were issued to the investors with an exercise price of $0.9625 per share and expiration dates of October 13, 17 and 18, 2003, respectively. The Amended Series F Convertible Preferred Stock, the warrants and the common stock underlying the Preferred and the warrants have been and will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The proceeds of this offering are for working capital.

Exhibits and Reports on Form 8-K

      (a)   Exhibits - Required by Item 601 of Regulation S-B.
            (4) Amended Certificate of Designation Series F Convertible Preferred Stock
            (4) Amended Certificate of Designation Series G Convertible Preferred Stock
            (27)  Financial data schedule

      (b)   Reports on Form 8-K
            none

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.


                                       CHINA PREMIUM FOOD CORPORATION
                                       (Registrant)

Date: August 14, 2000                  /s/Roy G. Warren
                                       ------------------------------
                                       Roy G. Warren, President