Form 10KSB
period 2000-12-31
CHINA PREMIUM FOOD CORP
filed 2001-04-02
CIK 1061029

----------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


           Report For Period January 1, 2000 to December 31, 2000


                       CHINA PREMIUM FOOD CORPORATION
           ------------------------------------------------------
           (Name of Small Business Issuer in its Amended Charter)

                       Commission File Number  0-20549

            Delaware                              62-1681831
--------------------------------              -------------------
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

-----------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $208,821.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 1, 2001, based upon the $0.453 per share average bid and asked prices of such stock on that date, was $5,069,875. The number of issuer's shares of common stock outstanding as of March 1, 2001 was 13,095,441.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

               DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBITS

FORWARD-LOOKING STATEMENTS

      Statements that are not historical facts, including statements about the Company's prospects and strategies and its expectations about growth contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to whether the Company's new business model can be implemented successfully; the accuracy of its performance projections; and the Company's ability to obtain financing on acceptable terms to finance its operations until profitability.


                                   PART I

ITEM 1 - DESCRIPTION OF BUSINESS

      The Company is a Delaware corporation, which formerly owned the majority interest in two Sino-American joint ventures in China, known as Green Food Peregrine Children's Food Co. Ltd. and Hangzhou Meilijian Dairy Products Co., Ltd. Presently, the Company wholly owns a so called "free trade zone" subsidiary in Shanghai, known as China Premium Food Corp (Shanghai) Co., Ltd., as well as a U.S. subsidiary, known as Bravo! Foods, Inc.

      The Company was formed on April 26, 1996, and was formerly known as Shakespeare Holding, Inc. In February, 1997, Shakespeare merged with Manor Products Corp., a Delaware company established on January 26, 1996, and changed its name to China Peregrine Food Corporation. Manor was a shell company with 331 shareholders and no operating history. Similarly, China Peregrine Food Corporation was a company without substantial assets or operating activity until it purchased the assets of China Peregrine Enterprises Limited in March, 1997.

      Our March 5, 1997 purchase of the assets of China Peregrine Enterprises Limited resulted in our becoming an operating entity. These assets consisted of the equity position and contractual rights which China Peregrine Enterprises had in the Green Food Peregrine Chinese joint venture. In consideration for this purchase, the Company issued 45% of its outstanding common stock to the limited partnership. On February 1, 2000, the Company changed its name from China Peregrine Food Corporation to China Premium Food Corporation.

      On September 3, 1997 and June 28, 1998, respectively, the Company executed agreements to acquire a 52% interest in Hangzhou Meilijian Dairy from American Flavors China, Inc., a Delaware corporation, which acquisition was approved by the Chinese government in 1998. The remaining 48% of Hangzhou Meilijian is owned by Hangzhou Dairy Co., a controlled entity of the regional Chinese government.

      In December 1999, the Company obtained Chinese government approval for the registration of a new wholly owned subsidiary in the Wai Gao Qiao "free trade zone" in Shanghai, China. The Company formed this import-export company to import, export and distribute food products on a wholesale level in China. China Premium (Shanghai) is our legal presence in China with respect to contractual arrangements for the marketing and distribution of branded food products.

      In December of 1999, the Company formed Bravo! Foods, Inc., a wholly owned Delaware subsidiary, which the Company will utilize to advance our business strategy of promoting and distributing branded Looney Tunes(tm) products in the United States, through strategic arrangements with local dairy processors.

The Business

      In early 1997, the Company purchased the majority equity interest in Green Food Peregrine to exploit the introduction of western styled pasteurized milk in China. Through the end of 1999, $6 million dollars was invested in the Green Food Peregrine effort. Despite various business strategies, product shifts and attempted management changes, Green Food Peregrine's pasteurized milk business failed to reach economic viability, never having penetrated more than 3% of the relevant market. The business activities of Green Food Peregrine ceased in December of 1999. Accordingly, management doubts that the Company will recover its investment in that joint venture and has written off that investment as of December 31, 1999.

      The Hangzhou Meilijian joint venture, although technologically limited by western standards, is the dominant dairy and juice producer in Hangzhou, a city of 6 million people, with an 80% market share. With new capital invested in advanced processing equipment, delivery systems, and marketing efforts, this joint venture was close to breakeven in 1999. While the Company believed that new product launches in 2000, including Looney Tunes(TM) branded items, would have result in profitability, the Company encountered management difficulties with this joint venture around new product issues. In December 2000, the Chinese government approved the buy out of our equity interest in this joint venture by our Chinese partner. That buy out transaction has closed and the Company has received approximately $900,000 for its interest.

      In light of the non-profitable experiences with existing joint ventures, during 1999 and 2000 several initiatives were undertaken to differentiate the Company's products, marketing and, ultimately, business strategy. These initiatives moved the Company from a capital intensive production business toward a business that supplies value added branded rights, promotion and marketing support to existing production facilities operated by others. Management's goal was and is to avoid the costly problems associated with capital-intensive production facilities and to better control the Company's business interests directly and through wholly owned subsidiaries.

New business-The Bravo! model

      In January of 2000, the Board of Directors approved a reorientation of the Company's business structure that would enable the Company to maximize its resources in the capture of future growth. Underlying this strategic change is recognition of the importance of moving away from the production of dairy products in China toward a production licensing and distribution model, first initiated by the Company through its Bravo! Foods, Inc. subsidiary in the United States.

      The Company's new business model has two distinct aspects. The first is to function as a grantor of production rights of Looney Tunes(TM) milk products in the US, China and other countries. The Company has and will enter into contracts with production companies under which the Company grants certain production rights for branded products and provide promotion and marketing support for those products.

      The second is to serve as an import/export company in China for food products, while utilizing a business to business website to facilitate the sale and distribution of those food products on a wholesale basis in China.

      The Company launched the first aspect of this new business model in the US in the third quarter of 2000 and plans to initiate the new model in China by the third quarter of 2001. Management's plan calls for the Company to be out of production in China by the middle of 2001.

      Under this new business model, the Company sells production "kits" to dairies in the United States and Mainland China for the processing, marketing and sales of five flavored milk products pursuant to a production contracts for the Looney Tunes(TM) brand. These kits provide individual dairies with flavor ingredients and production rights for these five flavored milks, which bear the Looney Tunes(TM) licensed characters and names. The Company also provides a menu of advertising and point of sale
support along with packaging and marketing guidance.   To further this
business model in the United States, the Company's U.S. subsidiary, Bravo! Foods, Inc. has entered into a promotion agreement with Quality Chekd Dairies, Inc. a large dairy cooperative with approximately seventy dairy members nationally. Under this promotion agreement, Quality Chekd provides administration for the processing of kit sales, as well as promotion assistance and quality assurance for the processing of the Looney Tunes(TM) flavored milks by the processor dairies. In China and other foreign countries, the Company anticipates assuming the administration of its sales.

      Packaging and flavor formulation is developed uniquely with each dairy with the intent to maintain uniformity of graphics and product consistency. Each product embraces unique Looney Tunes(TM) characters and maintains a high nutritional quality and outstanding taste. The products include vanilla shake, orange cream, chocolate, strawberry, and banana and are branded with Bugs Bunny, Tweety, Taz, Sylvester, Daffy, Lola Bunny, Wile E. Coyote, and the Road Runner. The American product is a 2% low fat fresh milk bottled in a 12oz proprietary plastic bottle with a full wrap multi color image of the cartoon characters. The Chinese product is either an aseptic package or a gable top carton and is UHT processed milk to accommodate the Chinese cold chain. These flavored milks are 100% whole milk and are the only products of their kind in China.

      New brand extensions are being considered and development will continue with market research and thorough interaction with dairy partners. Currently, management is focusing on fresh milk products but expansion may extend into other non-carbonated drinks and dairy products. The consistent themes will remain child and healthy drinks oriented. The Company believes that this strategy is in line with growing demand for branded "good for you" refreshment drinks.

      The Company has taken several steps to implement this plan.

First - licensing agreement with Warner Bros.
---------------------------------------------

      In March of 1999, the Company commenced a licensing agreement with Warner Bros. Consumer Products, permitting the Company to produce and distribute a line of high quality, flavored milks branded with the Warner Bros. Looney Tunes(TM) logos, characters and names in the Shanghai and Hangzhou greater metropolitan areas. This licensing agreement now extends through June 2003 and covers all of China.

      Through taste testing and product development in the summer and fall of 1999, a line of white and flavored milk drinks for the Chinese urban market was created. These products each feature a different Looney Tunes(TM) character and have particular packaging and flavor profiles for each different cartoon character. Carrefour hypermarkets, Shanghai's largest food retailer, introduced the first four flavored milks during their October, 1999 20th anniversary promotion in Shanghai, including Tweety orange milk, Daffy banana milk, Taz chocolate milk and Silvester vanilla milk. Despite a retail price premium of 40% over the major competitor's flavored milks, these new products outsold the competitive brands by 4 to 1, with no external advertising and minimal in-store promotion.

      To obtain this license, the Company agreed to pay 3% royalty fee of net invoiced price of each licensed product with a minimum guaranteed royalty of $300,000, of which $45,000 was paid at the beginning of the agreement. The balance will be paid by 10 installments of $21,250 in each quarter starting on September 30, 1999 and a balloon payment of $42,500 on or before March 31, 2002. In the summer of 2000, the Company agreed to pay an additional $100,000 for an expanded license and an extension of the expiration date to June 2003. The remaining guaranteed royalty installment payments have been increased to $33,750 to cover the additional guaranteed royalty.

      The Company's withdrawal from production resulted in the signing of supply agreements with Hangzhou Meilijian and Huai Nan Dairy to produce branded Looney Tunes(TM) white and flavored milks, which the Company sells in Shanghai, through 21 hyperstores and 600 convenience type stores. The Company also sells these products in 10 hyperstores outside of Shanghai in Hangzhou, Ningbo, Nanjing, Fuzhou, Wuxi and Suzhou. Sales of Looney Tunes(TM) flavored milks in Shanghai commenced in September 2000.

      Hangzhou Meilijian produces white whole and low fat milk, as well as lactase milk in 500 milliliter aseptic Tetra-Pak Apillow pouches@. These Afresh@ milk products have an unrefrigerated shelf life of 30 days. Huai Nan Dairy produces flavored milk in 250-milliliter aseptic pillow pouches. Both dairy processors utilize Tetra-Pak aseptic packaging using the latest Tetra-Pak machines. Ingredients for the flavored milks are formulated to our specifications and supplied on an exclusive basis by Givaudan Roure.

      As of November 2000, our Looney Tunes(TM) milk products began being sold in hyper or super stores and food markets in the Shanghai area, representing approximately three tonnes of milk per day. The timing of the distribution of our Looney Tunes(TM) milk products is non-critical owing to the 30 day non refrigerated shelf life of the milk in the Tetra-Pak aseptic packaging. The distribution/sales costs are included in the gross profit presentation at an estimated cost of 24% of wholesale pricing.

      Administration of supply, distribution, marketing and sales of the Looney Tunes(TM) branded milk products in China is the responsibility of China Premium (Shanghai).

      While this business model moved the Company away from production, it proved to be inefficient from a market penetration point of view and expensive. Accordingly, the Company commenced negotiations with Shanghai Bright Dairy Co., a dairy that commands 80% of the Shanghai market, for participation in the Bravo! production business model. Our business plan going forward is based, in part, upon the launch of the Bravo! model with Shanghai Bright or other large dairies in metropolitan areas of China. If Shanghai Bright executes a Bravo! model production contract, the Company will not renew its supply contracts with Hangzhou Meilijian and Huai Nan Dairy, which expire in June and July of this year.

Second - establishment of China Premium (Shanghai) import/export company.
-------------------------------------------------------------------------

      In December 1999, the Company moved further away from production by positioning ourselves in the business of food distribution in China. The Company obtained government approval for the registration of China Premium Food Corp (Shanghai) Co., Ltd., our wholly owned subsidiary in the Wai Gao Qiao Free Trade Zone in Shanghai, China. This subsidiary offers foreign companies all the infrastructure necessary to facilitate import/export transactions in or with China, including tax and legal compliance, customs and foreign currency exchange. Pursuant to Wai Gao Qiao rules, this subsidiary can distribute products that it imports into China, while maintaining reasonable price/profit margins owing to its status as a direct importer.

      Pursuant to an April 1999 exclusive private label agreement with Lance, Inc., the Company has exported a shipment of Lance crackers for distribution in China through China Premium (Shanghai). These Lance products are marketed as branded Looney Tunes(TM) products. Initially, the Company used local Ajobbers@ for distribution of the Lance products to small stores on a direct distribution basis, which means an individual delivery to every store. In addition, China Premium (Shanghai) reached an agreement with Jian Shang, a local high end retail chain having 150 outlets. The Lance business has not proved viable without expenditures that exceed our present capabilities. Accordingly, the Company has not ordered any Lance products beyond the first shipment and is exploring ways to obtain some return on the investment in what remains of that first purchase.

      The Company has explored the possibility of extending China Premium (Shanghai)'s import/export business through the Yangling District of Shaanxi Province. This strategy is the result of our research into what the Company has learned is the broad scope of the business license already held by China Premium (Shanghai), which avoids the necessity for a new joint venture company in Yangling. The details and nature of the relationship between China Premium (Shanghai) and the Yangling District currently is on hold in light of our new business model. If consummated in the future, this collaboration would be designed to service the premium food needs of four and five star hotels throughout China, both directly and through a business-to-business e-commerce portal. Imported products would comprise a significant portion of the food products offered. China Premium (Shanghai) would assume the responsibility for the importation of these products, as well as the maintenance of the e-commence site.

Third - Bravo! Foods, Inc.
--------------------------

      In December of 1999, the Company formed, a wholly owned subsidiary, Bravo! Foods, Inc., which will be utilized to advance our business strategy of promoting and distributing, branded products in the United States. On July 27, 2000, Bravo! executed a licensing agreement with Warner Bros. to use Looney Tunes(TM) characters and names on milk products in the entire United States.

      This licensing agreement grants Bravo! the right to use the cartoon characters Bugs Bunny, Tweety, Tasmanian Devil, Road Runner, Wilie B. Coyote, Lola Bunny, Marvin the Martian, Sylvester and Daffy Duck on milk products for sale in specified retail outlets in the fifty United States, Puerto Rico and the United States Virgin Islands. The initial term of the agreement is for 3 years, from January 1, 2000 through December 31, 2002. The licensing agreement recognizes that Bravo! will use third party production agreements for the processing of white and flavored milk products, and that the milk products will be produced and sold directly by those processors. Bravo!'s responsibilities are to design and provide Warner Bros. approved packaging artwork, to help determine the best tasting flavors for the particular market, and to assist in the administration, promotion and expansion of the Looney Tunes(TM) branded milk program. Ingredients for the flavored milks are formulated to our specifications and supplied on an exclusive basis by Givaudan Roure. Bravo! is not responsible for handling any of the flavor ingredients nor will it participate in sales or distribution.

      The Company has agreed to a royalty rate of 5% on the amount invoiced to the producer dairies for the right to use the Looney Tunes(TM) characters, flavor ingredients and for administrative and promotional assistance. The processor dairies targeted for this program are members of the Quality Chekd cooperative, which has over 40 member dairies. Bravo! and Quality Chekd have entered into a promotion agreement which governs the administration, promotion and marketing of this member dairy program. A back to school Looney Tunes(TM) launch with Turner Dairy and Sinton Dairy occurred in September 2000, for fresh flavored milks. Three additional dairies have executed production agreements with Bravo! for the processing, distribution and sale of Looney Tunes(TM) flavored milks to commence prior to the summer of 2001, and a fourth additional dairy will execute a contract shortly. These dairies do not believe that the Looney Tunes(TM) flavored milk line will diminish their existing sales of traditional milk. Rather, they believe that these products will develop their own market as an adjunct to existing sales. Participating dairies each expect to sell the equivalent of 2,000,000 pints of Looney Tunes(TM) flavored milk per year.

Industry trends

      The dairy industry in the western world is a very mature industry with slow growth and to a large extent, commodity like margins. The "got milk" campaign has helped heighten awareness of the nutritional benefits of dairy products but even with this promotion, the US consumption of milk was basically flat last year.

      Flavored milks were the only area of growth last year and, when promoted aggressively, the sales of flavored milk actually increased the sale of traditional white milks. The International Dairy Foods Association reported that flavored milks represent the only category for price and margin gains. As a result, Nestles, Dean's, Hershey, and Borden all promote their brand of refreshment drinks. Last year's sales of flavored milks had a 7% gain in product volume and a 12% increase in sales measured in dollars. Growth of this nature is welcome to this industry and validates the interest by the trade in products like the Looney Tunes(TM) milk.

Market analysis for new business model
---------------------------------------

      The flavored milk business is a relatively new category in the dairy field. The flavored "refreshment" segment is both the fastest growing and most profitable category in the industry and is receiving the most attention in the industry today. Pioneered by Nestle with the NesQuik line and Dean Foods with the Chug brand, this "good for you" segment is in demand both in the U.S. and internationally.

      The International Dairy Foods Association reports that, although flavored milk amounts to only 5 to 6 percent of milk sales, they represent over 40% of the growth in milk sales and, as a separate category, grew 12% last year in sales. With the total milk category approaching $8 billion last year, the flavored segment was approximately $360 million. Statistically, as the flavored segment grows, the entire category grows as well. Selling more flavored milks causes more sales of the white milk as well.

      The Company is developing a niche in this business by utilizing its license with the well-known Looney Tunes(TM) characters both in the U.S. and in China.

Market segment strategy

      The Bravo! model addresses a very clear and concise target market. The Company knows from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, specifically in the dairy area. Wal-Mart, the largest retailer of milk in America, is aggressively promoting the Company's line of Looney Tunes milk.

      Bravo! also has enjoyed success in the Memphis market and in Colorado. Turner Dairy, the Looney Tunes(tm) milk producer in Memphis and Arkansas and Sinton in Colorado have had great results penetrating this arena as consumers continue to look for healthy alternatives to carbonated beverages.

      The positioning of the product as a healthy, fun and great tasting refreshment drink at competitive prices to more traditional beverages creates value for the producer and the retailer alike. This "profit orientation" for the trade puts old-fashioned milk products enables the producer to take advantage of the value added by the brand and the resulting overall increase in milk sales

Competition

      There are definite differences in the various competitors approach to this new segment. The differences address packaging, processing, marketing, and distribution. Bravo! has taken the course of least resistance while producing a product that is positioned to reward all involved economically.

      Dean Foods based their market entrance three years ago on a new package call the Chug. This was an innovative new way to market milk in a format that made it convenient to drink milk "on the fly". The "chug" bottle was introduced in 8 oz and 16 oz plastic milk bottles. These bottles have a wide mouth opening and very attractive screw top for convenience of sealing. The graphic label on the bottle was a full wrap and was introduced in both white and chocolate flavor. The consumer acceptance of this "refreshment" approach to milk has been overwhelming and Dean has become a dominant player in this segment in a very short period, accounting for approximately 17% of the $360 million annual sales of this segmented market.

      Nestle launched their new line of flavored milks approximately two years ago with a shaped bottle, the Nestle "bunny" and a broad line of flavors. Nestle, branding Nesquick as a new name distinct from Nestle Quick, produces a sterile aseptic product, which has long-life characteristics enabling fast national penetration. This long shelf life configuration offers considerable economic advantages in terms of shipping, storage, returns, and production economies but significantly impacts product quality and taste. Nestle accounts for approximately 23% of the annual sales of flavored milks.

      Borden, another major player in this market segment, accounted for approximately 21% of the $360,000 in annual sales last year. The balance of flavored milk sales is dominated by numerous private label regional products, which account for approximately 43% of this market.

      Bravo! has settled on the kit approach in an effort to enable the local producers to produce a taste tested ultra quality fresh product while enjoying the instant recognition of an international brand. Looney Tunes(TM) is the most recognized family of intellectual properties in the world today and licensed products generate over $5 billion sales worldwide. With the help of Quality Chekd Dairies, Inc. the Company has been able to enter into production contracts with several regional dairies and continues to attract new dairies monthly. The Company intends to have coverage throughout the entire United States by 2002 and to grow internationally as well.

Performance projections

      The Company currently sells approximately 150 kits per month with two dairies on line. A third dairy has just commenced production and three additional dairies have executed production contracts, with five more contracts presently under review. The Company's break-even analysis indicates that sales of approximately $225,000 per month are required for the Company to break even. This assumes the introductory pricing of kits in China in 2001. The pricing reverts to normal in December 2001 and will reduce the break-even volume significantly. For the purposes of this analysis a conservative estimate has been made that per month sales sufficient to achieve break-even will be reached by October 2001. This sales level would result in profitability with the "normalized" kit prices after the China introduction but leaves the Company with a slight loss from operations through November 2001.

      With new dairies and slight sales growth in more mature markets, the projections indicate 1550 kits per month in 2002 and 2,000 kits per month in 2003.

Employees

      The Company has five full time employees located at its North Palm Beach corporate offices. China Premium (Shanghai) has ten employees in management with two clerical staff. Bravo! will have one full time employee, with two other management positions shared with our staff.

Changes in and termination of certain relationships

      Green Food Peregrine. The business of Green Food Peregrine joint venture was the manufacture, distribution and marketing of children's fresh milk in Shanghai. While the joint venture contract envisioned the expansion of this business to other cities having a population exceeding two million, Green Food Peregrine never did business beyond the Shanghai metropolitan area.

      While the term of the joint venture contract is fifty years, it may be terminated by written notice prior to the expiration of the stated term upon certain events including a violation of the joint venture contract by any party, without resolution; accumulated losses in excess of the total registered capital, without resolution; assignment of equity ownership by one party without approval; and the violation of Chinese laws in the operation of the joint venture. Upon a written notice of termination, the parties to the joint venture contract are charged with making attempts to negotiate a resolution of the circumstances that led to the notice of termination within sixty days after the issuance of the termination notice. If the parties cannot reach an agreement to settle the matter, the Board of Directors is directed to submit an application to the examination and approval authority for dissolution.

      In January 2000, the Company commenced the termination process under the joint venture contract. The termination notice was based upon

      *     the violation of the joint venture contract by our Chinese
            partner for refusal to cooperate in   our attempts to exercise
            contractual right to change management of the joint venture

      *     the existence of accumulated losses in excess of the total
            registered capital of the joint venture   company

      The Company is pursuing the termination process. This joint venture ceased operations at the end of 1999 and, as of December 31, 1999, the Company wrote off our investment in this company.

      Green Food Peregrine Legal Proceedings. In June of 1998, Green Food Peregrine entered into an agreement with State Development Bank of China and the Construction Bank of China with respect to two loans aggregating approximately US $1,200,000. These agreements called for the quarterly payment of approximately US $50,000 to each bank. The Company did not guarantee or collateralize these loans. In late December 1999, the State Development Bank of China and the Construction Bank of China commenced lawsuits against Green Food Peregrine aggregating approximately US $1,200,000.

      In early December 1999, Eastsea Cow Farm, a raw milk supplier, commenced an action to recover approximately US $43,000. In January 2000, another milk supplier, the Zhejiang Xing Ye Group Co., Ltd., commenced an action for approximately US $6,600 and has obtained a court order seizing the property (including production and office facilities) of Green Food Peregrine.

      The Company have retained Llinks Law Office, a Chinese law firm located in Shanghai, PRC, to represent our business interests generally in China. While judgments have been entered against Green Food Peregrine in these lawsuits, the Company has been advised by our Chinese counsel that the Company does not have any liability with respect to these claims against Green Food Peregrine. Our lack of liability is based upon the status of Green Food Peregrine as a limited liability company under the Company Law of the PRC. Similar to United States corporations, equity holders of PRC limited liability companies do not have liability for the negligent acts of company employees or for the legal obligations of the limited liability company, unless expressly assumed, as with a guarantee. The Company have neither assumed nor guaranteed any debt or obligation of Green Food Peregrine.

      Hangzhou Meilijian Dairy Products Co., Ltd. The joint venture contract between Hangzhou Dairy Complex and American Flavors China, Inc. was executed on July 25, 1993. The total registered capital for this joint venture is US $5,000,000, with American Flavors China initially contributing 52% of that amount. The contribution of capital was paid into the joint venture entity in cash and equipment. In 1998, the Company purchased the majority equity interest in this joint venture.

      On July 27, 2000, the Company executed a letter of intent with our Chinese partner for the sale of our joint venture interest to our Chinese partner, conditioned upon the parties negotiating a satisfactory sale price with guidance from a government sanctioned valuation appraisal of the joint venture company. The final appraisal was completed in September and stated the value of this joint venture at approximately US $900,000. On December 4, 2000, the PRC Ministry of Foreign Trade and Economic Cooperation approved the buy out. Pursuant to our agreement with Hangzhou Dairy Complex, the Company has received $179,000 in equivalent RMB and $716,000 in US dollars for our 52% equity interest in Hangzhou Meilijian Dairy.

      Yangling Mandarin Premium Foods Co., Ltd. In May 2000, the Company executed a definitive agreement to purchase a controlling interest in Mandarin Fine Foods Co., a Chinese registered limited liability company, which promotes and distributes premium food products to four and five star hotels throughout China. That agreement was subject to certain conditions, including the satisfactory completion of due diligence concerning, among other things, the ability of Mandarin to keep its broad business license with a foreign investor. Mr. Li Zhiyun, a citizen of China, owns mandarin Fine Foods.

      During the course of our due diligence for this transaction, the Company became aware that our acquisition of Mandarin would significantly limit the scope of its business license under PRC regulations concerning Foreign Investment Enterprises. The Company also became aware, however, of an agricultural development program funded by the national government in the Western China Shaanxi Province, known as the Yangling Model District for Agricultural High-tech and New-tech Industry. Through this program, the government of Shaanxi Province is authorized to issue business licenses that are much broader in scope than normal to new companies in the Yangling Model District, including foreign investment joint ventures.

      Owing to the enhanced scope of the business license offered in the Yangling District, the Company agreed with Mr. Li to forego the purchase of Mandarin Fine Foods in favor of establishing a new joint venture company in Yangling. In negotiating the terms of the proposed new Yangling Mandarin joint venture, the Company became aware of the potential beneficial impact of anticipated rule changes in China on our China Premium (Shanghai) operation. As a Chinese registered company in the Wai Gao Qiao ("Free Trade Zone") district of Shanghai, China Premium (Shanghai) will be capable of operating under its present business license to the same extent possible under the broad joint venture business license offered by the Yangling District.

      Further discussions with representatives of the Yangling District and Mr. Li revealed the possibility of working with the Yangling District and Mr. Li under routine arm's length supply contracts, without he necessity of a joint equity arrangement. As a result, the Company is continuing to explore the possible utilization of the existing business license of our wholly owned subsidiary, China Premium (Shanghai), to establish a country wide sales and distribution system for consumer food products and for food service products such as offered by Mandarin Fine Foods Company. In addition to allowing us to own 100% of this business, the utilization of our existing China Premium (Shanghai) subsidiary would eliminate the necessity of our capital contribution for the Yangling Mandarin joint venture.

The Role of Government; Doing Business in China

      Doing business in China involves several risks including internal and international political risks, evolving national economic policies as well as financial and accounting standards, expropriation and the potential for a reversal in economic conditions.

      The revenues of the Company and its subsidiaries in China will be in Chinese renminbi (RMB). In order to pay the Company fees and dividends, a conversion of RMB into US dollars is required. Under current Chinese law, the conversion of RMB into foreign currency requires government consent. Government authorities may impose restrictions that could have a negative impact on the conversion process.

      With respect to the conditions and activities of Chinese companies with which the Company is involved pursuant to its joint venture contracts, the operations of these joint venture companies must be viewed in the context of the Chinese business environment existing in the People's Republic of China. There can be no assurance that the sources from which information is provided concerning the day-to-day activities of such joint ventures, including their respective relationships to local governmental and regulatory authorities, are wholly reliable. Official statistics also may be produced on a basis different to that used in western countries.
Any of the statements as to operations contained in this document must be subject to some degree of uncertainty due to doubts about the reliability of available information from and with regard to the respective joint ventures.

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

ITEM 2 - DESCRIPTION OF PROPERTY

      Neither the Company nor its subsidiaries currently own any real property. As of February 1, 1999, the Company moved its corporate offices from West Palm Beach to 11300 US Highway 1, Suite 202, North, Palm Beach, Florida, pursuant to a lease with HCF Realty, Inc., having a term of five years. The initial aggregate monthly rent amounts to approximately $4,900, which will increase (assuming an estimated annual increase of 2%) to approximately $6,100 per month by the fifth year. Both the Company and its U.S. subsidiary, Bravo! Foods, Inc. operate from this location.

      China Premium (Shanghai) leases office space at 333 Jiu Jiang Road, Room 705, 7th Floor, Finance Square, Shanghai 200001, China, at the rate of US $1,500 per month.

      The Company leases the residence occupied by Mr. Langley and family located at 102 Greenwich Drive 983 Hua Mu Road Pudong, Shanghai 201204, PRC, at the rental rate of US $4,100 per month.

      The Company does not have a policy to acquire property for possible capital gains or income generation. In addition, the Company do not invest in securities of real estate entities or developed or underdeveloped properties.

ITEM 3 - LEGAL PROCEEDINGS

      There currently are no claims or lawsuits against the Company for which a report is required.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      No matters were submitted to the shareholders for a vote in the fourth quarter of the fiscal year covered by this report.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price

      Of the 13,095,441 shares of common stock issued and outstanding as of March 1, 2001, approximately 5,529,477 shares are able to be traded on the over-the-counter trading on the OTC Electronic Bulletin Board, which trading commenced October 24, 1997. Of this amount, 4,749,477 shares have been held for in excess of two years and 780,000 have been held for one year. The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.


                QUARTER         HIGH BID PRICE    LOW BID PRICE
                -------         --------------    -------------

1999       Q1 (1/3 - 3/31)         $2.87             $0.87

           Q2 (4/1 - 6/23)         $2.87             $1.31

           Q3 (7/1 - 9/30)         $1.92             $1.12

           Q4 (10/1 - 12/31)       $1.25             $0.81

2000       Q1 (1/3 - 3/31)         $1.10             $0.62

           Q2 (4/1 - 6/23)         $1.12             $0.70

           Q3 (7/1 - 9/30)         $1.0156           $0.5938

           Q4 (10/1 - 12/31)       $0.7812           $0.2656

Non-market equity subject to options, warrants and conversion

Stock Warrants and Options
--------------------------

The Company has outstanding the following warrants and options:

Options through December 31, 2000

      * 557,000 warrants exercisable purchase an aggregate of 557,00 shares of common stock at an exercise price of $1.00 per share, having an expiration date of June 30, 2003;

      * Series D Warrants exercisable to purchase an aggregate of 125,000 shares of common stock at an exercise of $2.96 per share, having expiration dates in March and April 2002.

      * Series D Warrants exercisable to purchase an aggregate of 1,300,000 shares of common stock at an exercise of $0.625 per share, having an expiration date of January 31, 2003.

      * Series E Warrants exercisable to purchase an aggregate of 165,000 shares of common stock at an exercise of $3.00 per share, having expiration dates in 2001;

      * Series E Warrants exercisable to purchase an aggregate of 33,000 shares of common stock comprising part of the Placement Agent Warrants at an exercise price of $2.75 per share, having expiration dates in 2001;

      * Series E Warrants exercisable to purchase an aggregate of 33,000 shares of common stock comprising part of the Placement Agent Warrants at an exercise price of $5.00 per share, having expiration dates in 2001;

      * Series F Warrants exercisable to purchase an aggregate of 3,000,000 shares of common stock at an exercise of $1.00 per share and 114,777 shares of common stock at an exercise price of $0.96 per share, having an expiration date of April 5, 2003.

      * Series F Warrants exercisable to purchase an aggregate of 1,600,000 shares of common stock at an exercise of $0.84 per share, having an expiration date of April 5, 2003.

      * Series G Warrants exercisable to purchase an aggregate of 459,107 shares of common stock at an exercise of $0.9625 per share, having an expiration date of June 18, 2003.

      * Options to purchase 3,100,533 shares of common stock pursuant to 1997 and 1999 stock option plans at a purchase price of $1.00 per share, having expiration dates in 2002 (as to 3,045,533 shares) and 2001(as to 55,000 shares), respectively.

      * Options to purchase 100,000 shares of common stock pursuant to employment agreements at a purchase price equal to the market price of the common stock at exercise, having an expiration date of November 30, 2004.

      * Options to purchase 50,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.69 per share, having an expiration date of May 30, 2005.

      * Options to purchase 50,000 shares of common stock pursuant to an employment agreement at a purchase price equal to the market price of the common stock at exercise, having an expiration dates as follows: one third at each of August 31, 2005, August 31, 2006 and August 31, 2007.

      * Options to purchase 50,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.75 per share, having an expiration date of August 31, 2002.

      * Options to purchase 50,000 shares of common stock pursuant to an employment agreement at a purchase price of $1.50 per share, having an expiration date of November 28, 2002.

Options granted in 2001

      * Options to purchase 400,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.75 per share, having an expiration dates as follows: 50% at each of December 30, 2004 and December 30, 2005.

Convertible preferred

      The following sets forth the number of issued and outstanding shares of the Company's preferred stock remaining, after conversion, as of March 1, 2001.

      *     Series B Convertible Preferred Stock            107,440
      *     Series D Convertible Preferred Stock            110,250
      *     Series F Convertible Preferred Stock            174,999
      *     Series G Convertible Preferred Stock            100,000

Common stock subject to sale under rule 144

      Of the 13,095,441 shares of common stock presently issued and outstanding, approximately 2,764,036 shares have been held by non-affiliates for in excess of one year; an additional 2,765,411 shares have been held by affiliates for in excess of one year. These shares may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year is entitled to sell, within any three-month period and in accordance with an approved manner of sale, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in common stock during the four calendar weeks preceding such sale, or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Equity holders at December 31, 2000


      Common stock                   13,095,414                1,400 holders (approximate)
      Series B preferred stock       107,440 shares            1 holder
      Series D preferred stock       105,000 shares            3 holders
      Series F preferred stock       174,999 shares            3 holders
      Series G preferred stock       100,000 shares            4 holders

Dividends

      The Company has not paid dividends on its common stock and does not anticipate paying dividends. Management intends to retain future earnings, if any, to finance working capital, to expand its operations, and to pursue its acquisition strategy.

      The holders of common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by our board of directors out of the assets and funds legally available therefor. The availability of funds is dependent upon dividends or distribution of profits from our subsidiaries, and may be subject to regulatory control and approval by the appropriate government authorities on either a regional or national level in the People's Republic of China.

      The Company has accrued dividends for our convertible preferred stock for 1999 in the amount of $958,117 and accrued $1,352,058 for the period ended December 31, 2000.

ITEM 6 - MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

FINANCIAL CONDITION

      For the year ending December 31, 2000, the Company had an accumulated deficit of US $18,249,856. As of December 31, 2000, the Company had cash on hand of US $35,376 and reported total shareholders' equity of US $306,866.

      For this same period of time, the Company had revenue of $208,821 and general and administrative expenses of $3,720,516. The continued increase in these expenses from prior periods is a result of intensified activities in establishing a refocused business base in China and the costs associated with the launch of the business operations of Bravo! Foods, Inc., a wholly owned subsidiary of the Company, in the United States. In addition to general and administrative expenses in the United States, advances were made to the Company's wholly owned Chinese subsidiary, China Premium Food Corp (Shanghai) Co., Ltd., to fund expenses associated with the distribution logistics, promotion and production of Looney Tunes(TM) branded milk products and snack crackers in the greater Shanghai, PRC.

      After net interest expenses of $28,874 and the net loss on the Company's disposal of its investment in its Hangzhou Meilijian subsidiary of $122,585, the Company had a net loss of $4,537,262.

RESULTS OF OPERATIONS

China Peregrine Year Ended December 31, 2000
--------------------------------------------

      The Company had revenues of $208,832 with a cost of sales of $83,879, for a gross margin of $124,942. Selling expenses were $256,634. After general and administrative expenses of $3,852,208 and other net expenses of $685,054, including interest expenses of $28,874, loss on investments in Meilijian of $533,595, the Company had a net loss before income taxes of $4,537,262. This loss, combined with accrued dividends on preferred stock of $1,352,058, resulted in a basic loss per share of $0.49.

      The Company's losses on its investments in its Chinese subsidiaries in 2000 result from the high level of expenses associated with the continuing attempts to penetrate the market in Shanghai and the intensified activities in establishing a refocused business base in China. In addition, the Company experienced significant general and administrative expenses in connection with raising capital in 2000 in excess of $3,000,000 and expenses associated with the filing requirements of a fully reporting company under the Securities Exchange act of 1934.

China Peregrine Year Ended December 31, 2000 Compared to Year Ended
-------------------------------------------------------------------
December 31, 1999
-----------------

      General and administrative expenses increased approximately 41% to $3,720,516 in 2000 from $2,622,788 in 1999. This increase reflects four 2000 fund raising exercises, the consummation of licensing agreements with Warner Bros. with guaranteed royalty payments in 2000 of $335,500, and the preparation and filing of SEC reporting documents by the Company.

      Interest expense increased from $15,539 in 1999 to $28,874 in 2000. The increase in interest expense largely was a result of the debt associated with the Meilijian operations and 10.5% interest on an installment note having a face value of $282,637, arising out of the acquisition of the Company's interest in Hangzhou Meilijian in 1998.

      Losses on investments in the Company's subsidiaries decreased approximately 158% to $533,595 from $1,379,007 in 1999. The decrease largely was the result of the elimination of the Green Food Peregrine loss owing to the write off of the entire balance of the Company's investment in Green Food Peregrine in 1999, when that joint venture ceased operations and the Company decided to terminate the joint venture.

      Consequently, the Company's net loss increased approximately 9.6% to $4,537,262 in 2000 from $4,017,334 in 1999. The Company reported a loss per share of $0.67 in 1999 and $0.49 in 2000. The decrease in the loss per share was due to the increase in the total issued and outstanding share of common stock of the Company in 2000 from 1999. As of December 31, 1999, there were 10,278,129 shares of common stock outstanding while as of December 31, 2000 there were 13,095,414 shares of common stock outstanding. Due to the timing of issuance of new shares, however, the weighted average number of shares of common stock outstanding in 2000 was 11,982,431. The loss per share in 2000 decreased by approximately 36% compared with 1999.

Hangzhou Meilijian
------------------

      The Company sold its interest in Meilijian at the end of the third quarter of 2000. As of November 30, 2000, the Company's investment in and advances to Meilijian amounted to $2,928,368. The Company's share of Meilijian's accumulated deficit was $2,215,540. Accordingly, the Company's net investment in Meilijian at the end of the third quarter was $712,828, with an additional $170,529 for goodwill. After a translation adjustment expense of $134,228 in connection with the sale of its equity interests in its Chinese joint venture subsidiaries, the Company realized a net disposal loaa of $122,585 based upon the receipt of total proceeds of $895,000 from the Company's Chinese partner and a total asset write off of $1,017,585.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, the Company reported that net cash used in operating activities was $1,911,100, net cash used in investing activities was $946,585, and net cash provided by financing activities was $2,569,392 with a negative foreign currency translation adjustment of $86.

      As of December 31, 2000, the Company reported that net cash used in operating activities was $3,264,753, net cash used in investing activities was $110,822, and net cash provided by financing activities was $3,172,302 with a foreign currency translation adjustment of $121.

      Net cash used in operating activities increased approximately 70% to $3,264,753 in 2000 from $1,911,100 of net cash used by operating activities in 1999. The increase in negative cash flow in operating activities reflects the increased costs experienced in 2000 as a result of intensified activities in establishing a refocused business base in China and the costs associated with the launch of the business operations of Bravo! Foods,
Inc., a wholly owned subsidiary of the Company, in the United States.   In
addition to general and administrative expenses in the United States, advances were made to the Company's wholly owned Chinese subsidiary, China Premium Food Corp (Shanghai) Co., Ltd., to fund expenses associated with the distribution logistics, promotion and production of Looney Tunes (TM) branded milk products and snack crackers in the greater Shanghai, PRC.

      Net cash provided by investing activities increased approximately 853% to $110,852 in 2000 from $946,585 used in investing activities in 1999. The increase mainly was due to the cessation of advances to Meilijian and Green Food Peregrine and the consideration paid to the Company for its equity interest in Meilijian.

      Net cash provided by financing activities increased 23% to $3,172,303 3,172,303 in 2000 from $2,569,392 in 1999. The necessity for increased fund raising activities resulted from increased general and administrative expenses, the continuing support of the operations of the refocused business in China, the establishment of a new business in the United States and the implementation of the Warner Bros. licensing agreements.

      Going forward, the Company's primary requirements for cash consist of
(1) the continued development of a new business model in China, the United States and on an international basis; (2) general overhead expenses for personnel to support the new business model activities; and (3) payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements. The Company estimates that its needs for cash from financing will continue until early 2002, when cash supplied by then current operating activities will enable the Company to meet the anticipated cash requirements for the 2002 fiscal year.

      On March 6, 2001, the Company received $250,000 as the first tranche of an investment in 50,000 shares of convertible preferred stock to be issued. The gross proceeds of $250,000 are the first tranche of a total offering of convertible preferred stock having aggregate gross proceeds of $1,100,000.

      The Company currently has monthly working capital needs of approximately $200,000. The Company anticipates 2001 revenues to exceed $100,000 per month by June 2001 and $200,000 per month by October 2001. Total revenues are projected at $1,500,000 for the year 2001, with December 2001 showing an anticipated profit of approximately $5,000.

DEBT STRUCTURE

      During the process of acquiring from American Flavor China, Inc. the 52% of equity interest in and to Hangzhou Meilijian, the Company issued a promissory note to assume the American Flavor's debt owed to a supplier, International Paper. The face value of that note was $282,637 at interest rate of 10.5% per annum without any collateral attached. The note has a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862 when the note was due on July 15, 2000. The Company has negotiated with International paper for the extension of this note. On July 6, 2000, International Paper agreed to extend the note to July 1, 2001, and the principal amount was adjusted $155,743.17 due to different interest calculation approach. International Paper imposed a charge of $57,000 to renegotiate the note owing the failure of GFP to pay for certain packing material, worth more than $57,000, which had been ordered by GFP and made to order in 1999. The Company accepted this charge and obtained the waiver of any interest on the outstanding balance of $155,743 during the next 12 months. The Company is delinquent in its payments under this note and anticipates bringing its obligations current with additional financing currently in place.

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

ITEM 7 - FINANCIAL STATEMENTS

                       CHINA PREMIUM FOOD CORPORATION


                        ___________________________


                            FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                        ___________________________

                       China Premium Food Corporation

                        Index to Financial Statements


Report of Independent Certified Public Accountants          F-3

Financial Statements
  Balance Sheets                                            F-4
  Statements of Operations and Comprehensive Loss           F-6
  Statement of Shareholders' Equity                         F-7
  Statements of Cash Flows                                  F-10
  Summary of Accounting Policies                            F-13
  Notes to Financial Statements                             F-17

Report of Independent Certified Public Accountants

To the Board of Directors
China Premium Food Corporation

We have audited the accompanying balance sheets of China Premium Food Corporation (a Delaware corporation) as of December 31, 1999 and 2000, and the related statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended
December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Premium Food Corporation as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Summary of Accounting Policies in the notes to the financial statements, the Company has a limited operating history, has incurred substantial losses since its inception, and at December 31, 2000, has a working capital deficiency all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the same section. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ BDO Seidman, LLP

Los Angeles, California
March 19, 2000

                       CHINA PREMIUM FOOD CORPORATION
                               BALANCE SHEETS


                                                                                       December 31,
                                                                               ----------------------------
                                                                                   1999            2000
                                                                               ----------------------------

Assets
Current assets:

  Cash and cash equivalents                                                    $     16,854    $     35,376
  Restricted cash (Note 3)                                                                -         161,000
  Accounts receivable                                                                     -          30,061
  Note receivable (Note 2)                                                                -         716,000
  Other receivable                                                                        -          16,549
  Advance to vendor                                                                       -          13,703
  Inventories                                                                             -         192,574
  Deferred interest (Note 3)                                                              -          28,500
  Prepaid expenses                                                                   18,196          26,153
                                                                               ----------------------------
Total current assets                                                                 35,050       1,219,916
  Furniture and equipment, net                                                      131,264         162,877
  Investment in and advance to GFP (Note 1)                                               -               -
  Investment in and advance to Meilijian (Note 2)                                 1,246,422               -
  Goodwill                                                                          229,148               -
  License rights, net (Note 5)                                                      214,286         655,982
  Deposits                                                                           10,000          10,000
                                                                               ----------------------------
      Total assets                                                             $  1,866,170    $  2,048,775
                                                                               ============================


Liabilities and Shareholders' Equity

Current liabilities:
  Bank loan - Fujian Bank (Note 3)                                             $          -    $    142,557
  Current portion of note payable (Note 4)                                          192,741         202,743
  Current portion of note payable to Warner Brothers (Note 5)                        85,000         335,000
  Other payables                                                                          -          48,274
  Accrued liabilities                                                               250,833         695,243
                                                                               ----------------------------
Total current liabilities                                                           528,574       1,423,817

Note payable to Warner Brothers (Note 5)                                            127,500         163,750
Dividends payable                                                                   370,039         154,342
                                                                               ----------------------------
Long-term liabilities                                                               497,539         318,092
                                                                               ----------------------------
Total liabilities                                                                 1,026,113       1,743,909
                                                                               ----------------------------

Commitments and contingencies (Note 8)

Shareholders' Equity (Notes 9 and 10 ):
  Series A convertible preferred stock, par value $0.001 per share,
   500,000 shares authorized, 500,000 and 0 shares issued and outstanding               500               -
  Series B convertible, 9% cumulative, and redeemable preferred stock, stated value $1.00 per share, 1,260,000 shares authorized,
1,260,000 and 107,440 shares issued and outstanding, redeemable at $107,440       1,260,000         107,440
  Series C convertible, 8% cumulative and redeemable preferred stock, stated value $3.00 per share, 47,723 and 0 shares issued and
   outstanding                                                                       44,713               -
  Series D convertible, 6% cumulative and redeemable preferred stock, stated value $10.00 per share, 80,250 and 110,250 shares issued and
   outstanding                                                                      762,500       1,060,178
  Series E convertible, 6% cumulative and redeemable preferred stock, stated value $2.50 per share, 330,000 shares issued and converted
   into common stock, no shares outstanding                                               -               -
  Series F convertible and redeemable preferred stock, stated value
   $10.00 per share, 0 and 174,999 shares issued and outstanding                          -       1,616,302
  Series G convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 0 and 100,000 shares issued and
   outstanding                                                                            -         888,953
  Common stock, par value $0.001 per share, 20,000,000 shares
   authorized, 10,278,129 and 13,095,414 shares issued and outstanding               10,278          13,095
  Additional paid-in capital                                                     11,256,952      14,870,754
  Accumulated deficit                                                           (12,360,537)    (18,249,856)
  Accumulated other comprehensive loss - translation adjustment                    (134,349)              -
                                                                               ----------------------------

Total shareholders' equity                                                          840,057         306,866
                                                                               ----------------------------

Total liabilities and shareholders' equity                                     $  1,866,170    $  2,050,775
                                                                               ============================

               See accompanying summary of accounting policies
                     and notes to financial statements.

                       CHINA PREMIUM FOOD CORPORATION

                          STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE LOSS

                                                                     Years ended December 31,
                                                                   ----------------------------
                                                                       1999            2000
                                                                   ----------------------------

Revenue                                                            $         -     $   208,821

Cost of sales                                                                -          83,879
                                                                   ---------------------------

Gross margin                                                                 -         124,942

Selling expense                                                              -         256,634

General and administrative expense                                   2,622,788       3,720,516
                                                                   ---------------------------

Loss from operations                                                (2,622,788)     (3,852,208)

Other (income) expense:
  Interest, net                                        15,539          28,874
  Loss on investment in GFP                                          1,034,606               -
  Loss on investment in Meilijian                                      344,401         533,595
  Loss on disposal of investment in Meilijian                                -         122,585
                                                                   ---------------------------

Operating loss                                                      (4,017,334)     (4,537,262)

Income taxes provision (Note 7)                                              -               -
                                                                   ---------------------------

Net loss                                                            (4,017,334)     (4,537,262)

Dividends accrued for Series B preferred stock                         113,400          44,723
Dividends accrued for Series C preferred stock                          13,775             883
Dividends accrued for Series D preferred stock                         714,863         564,993
Dividends accrued for Series E preferred stock                         116,139               -
Dividends accrued for Series F preferred stock                               -         462,846
Dividends accrued for Series G preferred stock                               -         278,613
                                                                   ---------------------------

Net loss applicable to common shares                               $(4,975,511)    $(5,889,320)
                                                                   ===========================

Loss per share                                                     $     (0.67)    $     (0.49)
                                                                   ===========================

Weighted average number of common shares outstanding                 7,422,965      11,982,431
                                                                   ===========================

Comprehensive loss and its components consist of the following:

Net loss                                                           $(4,975,511)    $(4,537,262)
Foreign currency translation adjustment                                    (86)            121
                                                                   ---------------------------

Comprehensive loss                                                 $(4,975,597)    $(4,537,141)
                                                                   ===========================

               See accompanying summary of accounting policies
                     and notes to financial statements.

                       CHINA PREMIUM FOOD CORPORATION

                     STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000


                                                                                                            Accumu-
                                                                                                             lated
                            Preferred Stock         Common Stock                                             Other
                         ----------------------  ------------------- Additional   Accumulated     Stock    Comprehen-
                           Shares      Amount      Shares    Amount    Capital      Deficit     Subscribed sive Loss     Total
                         ---------------------------------------------------------------------------------------------------------

Balance, December 31,
 1998                     1,843,334  $1,510,500   7,717,957  $ 7,718 $ 7,781,062 $ (7,385,026)  $ 235,000  $(134,263) $ 2,014,991

Conversion from Series C
 to Common                   (2,393)     (7,179)      7,957        8       7,171            -           -          -            -
Conversion from Series C
 to Common                   (1,592)     (4,780)      6,002        6       4,774            -           -          -            -
Conversion from Series C
 to Common                   (4,320)    (12,960)     20,000       20      12,940            -           -          -            -
Conversion from Series C
 to Common                   (4,320)    (12,960)     20,000       20      12,940            -           -          -            -
Section 4(2) private
 offering                    50,000     135,000     100,000      100      99,900            -    (235,000)         -            -
Conversion from Series C
 to Common                  (50,000)   (135,000)    150,000      150     134,850            -           -          -            -
Conversion from Series C
 to Common                  (15,313)    (45,939)     40,000       40      45,899            -           -          -            -
Section 4(2) private
 offering                         -           -      25,000       25      24,975            -           -          -       25,000
Section 4(2) private
 offering                         -           -     290,000      290     289,710            -           -          -      290,000
Issuance of Preferred
 Stock Series D,
 Rule 506                    50,000     470,000           -        -           -            -           -          -      470,000
Issuance of Preferred
 Stock Series D
 for finder fees              3,500      35,000           -        -     (35,000)           -           -          -            -
Issuance of stock for
 warrants exercised               -           -      30,000       30      29,970            -           -          -       30,000
Deemed dividends
 recognized for Series D          -           -           -        -     123,462     (123,462)          -          -            -
Cancellation of common
 stock S 4(2) offering            -           -    (105,000)    (105)   (104,895)           -           -          -     (105,000)
Issuance of Preferred
 Stock Series D,
 Rule 506                    25,000     240,000           -        -           -            -           -          -      240,000
Issuance of Series D
 for issuance cost            1,750      17,500           -        -     (17,500)           -           -          -            -
Issuance of stock for
 warrants exercised               -           -      53,334       53      53,281            -           -          -       53,334
Section 4(2) private
 offering                         -           -     145,000      145     144,855            -           -          -      145,000
Deemed dividends
 recognized for
 Series D, 1st Tranche            -           -           -        -     411,538     (411,538)          -          -            -
Compensation cost for
 issuance of stock
 options                          -           -           -        -      48,563            -           -          -       48,563
Section 4(2) private
 offering                         -           -     117,200      117     117,083            -           -          -      117,200


Issuance of stock for
 consulting services              -           -       1,999        2       1,998            -           -          -        2,000
Deemed dividends
 recognized for
 Series D 2nd Tranche             -           -           -        -     106,485     (106,485)          -          -            -
Issuance of stock for
 consulting services              -           -       4,084        4       5,996            -           -          -        6,000

Conversion from Series C
 to Common                   (7,673)    (23,019)     20,000       20      22,999            -           -          -            -
Issuance of Preferred
 stock Series E,
 Rule 506                   100,000     215,746           -        -           -            -           -          -      215,746
Deemed dividends
 recognized for
 Series E, 1st Tranche            -           -           -        -      62,552      (62,552)          -          -            -
Deemed dividends
 recognized for
 Series D, 2nd  Tranche           -           -           -        -      36,017      (36,017)          -          -            -
Conversion from Series E
 to Common                  (60,000)   (129,448)    104,896      105     129,343            -           -          -            -
Issuance of stock for
 consulting services              -           -       1,082        1       1,999            -           -          -        2,000
Conversion from Series E
 to Common                  (40,000)    (86,298)     69,444       69      86,229            -           -          -            -
Section 4(2)
 private offering                 -           -      65,000       65      64,935            -           -          -       65,000
Issuance of Preferred
 stock Series E,
 Rule 506                    30,000      64,724           -        -           -            -           -          -       64,724
Deemed dividends
 recognized for
 Series E, 2nd Tranche            -           -           -        -      26,250      (26,250)          -          -            -
Issuance of stock for
 consulting services              -           -       1,274        2       1,998            -           -          -        2,000
Conversion from Series E
 to Common                  (10,000)    (21,575)     20,000       20      21,555            -           -          -            -
Issuance of Preferred
 stock Series E,
 Rule 506                    60,000     129,448           -        -           -            -           -          -      129,448
Deemed dividends
 recognized for
 Series E, 3rd Tranche            -           -           -        -      22,500      (22,500)          -          -            -
Issuance of Preferred
 stock Series E,
 Rule 506                    40,000      86,298           -        -           -            -           -          -       86,298


Issuance of Preferred
 stock Series E,
 Rule 506                   100,000     215,746           -        -           -            -           -          -      215,746
Issuance of stock for
 consulting services              -           -       1,163        1       1,999            -           -          -        2,000
Conversion from C
 to Common                   (6,961)    (20,883)     30,000       30      20,853            -           -          -            -
Conversion from Series E
 to Common                 (180,000)   (388,340)    360,000      360     387,980            -           -          -            -
Conversion from Series E
 to Common                  (40,000)    (86,294)     80,000       80      86,214            -           -          -            -
Issuance of stock for
 exercise of S-8 options          -           -     250,000      250     124,750            -           -          -      125,000
Issuance of stock for
 exercise of S-8 options          -           -     250,000      250     124,750            -           -          -      125,000
Issuance of stock for
 exercise of S-8 options          -           -     266,000      266     187,234            -           -          -      187,500
Conversion from C
 to Common                   25,858     (77,574)    134,000      134      77,440            -           -          -            -
Issuance of stock for
 consulting services              -           -       1,737        2       1,998            -           -          -        2,000
Accrued dividends for
 Series B                         -           -           -        -           -     (113,400)          -          -     (113,400)
Accrued dividends
 for Series C                     -           -           -        -           -      (13,775)          -          -      (13,775)
Accrued dividends
 for Series D                     -           -           -        -           -      (37,361)          -          -      (37,361)
Accrued dividends
 for Series E                     -           -           -        -           -       (4,837)          -          -       (4,837)
Compensation related to
 issuance of stock
 options and warrants             -           -           -        -     467,300            -           -          -      467,300
Net loss                          -           -           -        -           -   (4,017,334)          -          -   (4,017,334)
Translation adjustment            -           -           -        -           -            -           -        (86)         (86)
                         --------------------------------------------------------------------------------------------------------

Balance, December 31,
 1999                     1,855,154   2,067,713  10,278,129   10,278  11,256,952  (12,360,537)          -   (134,349)     840,057

Issuance of
 common stock                     -           -     100,000      100      74,900            -           -          -       75,000
Issuance of
 common stock                     -           -     125,000      125      93,625            -           -          -       93,750
Issuance of Preferred
 stock Series D,
 Rule 506                    50,000     490,000           -        -           -            -           -          -      490,000
Deemed dividend
 for warrants and
 conversion feature
 - Series D                       -           -           -        -     500,000     (500,000)          -          -            -


Issuance of
 common stock -
 finder fee                       -           -      50,000       50      37,450            -           -          -       37,500
Issuance of
 common stock -
 consulting service               -           -     131,314      131      98,355            -           -          -       98,486
Issuance of
 common stock
 for consulting services          -           -       6,374        7       5,993            -           -          -        6,000
Issuance of Series F
 Preferred stock            150,000   1,393,653                           86,347            -           -          -    1,480,000
Conversion of Series C
 Preferred stock            (14,904)    (44,713)     66,785       67      44,646            -           -          -            -
Issuance of
 common stock
 for consulting services          -           -      10,260       10       7,990            -           -          -        8,000
Conversion of Series D
 Preferred stock            (10,000)    (96,161)    184,638      185      95,976            -           -          -            -
Conversion of Series A
 Preferred stock           (500,000)       (500)    500,000      500                        -           -          -            -
Conversion of Series B
 Preferred stock         (1,017,441) (1,017,441)  1,017,441    1,017   1,016,424            -           -          -            -
Conversion of Series D
 Preferred stock            (10,000)    (96,161)    219,566      220      95,941            -           -          -            -
Issuance of Series G
 Preferred stock             75,000     662,453                           12,547            -           -          -      675,000
Issuance of
 common stock                     -           -     225,735      226     169,077            -           -          -      169,303
Deemed dividends -
 Preferred Series F               -           -           -        -     400,505     (400,505)          -          -            -
Deemed dividends -
 Preferred Series G               -           -           -        -     144,854     (144,854)          -          -            -
Accrued dividends
 reversed upon
 conversion of Series B           -           -           -        -     275,562            -           -          -      275,562
Accrued dividends
 reversed upon
 conversion of Series C           -           -           -        -      16,875            -           -          -       16,875
Accrued dividends
 reversed upon
 conversion of Series E           -           -           -        -       4,837            -           -          -        4,837
Issuance of common
 stock to
 Stephen Langley                  -           -      18,199       18      14,982            -           -          -       15,000
Issuance of common
 stock for
 consulting service               -           -       6,439        6       5,994            -           -          -        6,000

Issuance of Preferred
 Stock Series G              25,000     226,500           -        -           -            -           -          -      226,500
Issuance of Preferred
 Stock Series F              24,999     222,649           -        -       2,341            -           -          -      224,990
Issuance of common
 stock for
 consulting services              -           -       5,415        5       3,995            -           -          -        4,000
Issuance of common
 stock for consulting
 services (Corporate
 Image Bureau)                    -           -      15,000       15      14,985            -           -          -       15,000


Conversion of Series B
 Preferred stock           (135,119)   (135,119)    135,119      135     134,984            -                      -            -
Accrued dividends for
 Series B                         -           -           -        -           -      (44,723)          -          -      (44,723)
Accrued dividends for
 Series C                         -           -           -        -           -         (883)          -          -         (883)
Accrued dividends for
 Series D                         -           -           -        -           -      (64,993)          -          -      (64,993)
Accrued dividends for
 Series G                         -           -           -        -           -      (35,250)          -          -      (35,250)
Accrued dividends
 reversed upon
 conversion of Series B           -           -           -        -      48,919            -           -          -       48,919
Accrued dividends
 reversed upon
 conversion of Series D           -           -           -        -      15,353            -           -          -       15,353
Compensation granted
 for options granted
 during 2000                      -           -           -        -      29,496            -           -          -       29,496
Deemed dividend for
 conversion feature -
 Series G                         -           -           -        -      98,509      (98,509)          -          -            -
Deemed dividend for
 warrants and
 conversion feature -
 Series F                         -           -           -        -      62,340      (62,340)          -          -            -
Net loss                          -           -           -        -           -   (4,403,034)          -          -   (4,403,034)
Translation adjustment            -           -           -        -           -            -           -        121          121
Transfer of translation
 adjustment to
 accumulated deficit              -           -           -        -           -     (134,228)          -    134,228            -
                         --------------------------------------------------------------------------------------------------------

Balance, December 31,
  2000                      492,689  $3,672,873  13,095,414  $13,095 $14,870,754 $(18,249,856)  $       -  $       -  $   306,866
                         ========================================================================================================


               See accompanying summary of accounting policies
                     and notes to financial statements.

                       CHINA PREMIUM FOOD CORPORATION

                          STATEMENTS OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents


                                                                Years ended December 31,
                                                              ---------------------------
                                                                  1999            2000
                                                              ---------------------------

Cash flows from operating activities:
  Net loss                                                    $(4,017,334)    $(4,537,262)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                 175,261         232,257
    Issuance of common stock for issuance cost and penalty          6,000         131,250
    Compensation for stock option                                 515,863          44,496
    Stock issuance in exchange for services                        10,000         137,486
    Investment loss in GFP                                      1,034,606               -
    Investment loss in Meilijian                                  344,487         533,595
    Gain on disposal of investment in Meilijian                         -         122,585
    Changes in operating assets and liabilities:
      Restricted cash                                                   -        (161,000)
      Accounts receivable                                               -         (30,061)
      Other receivable                                                  -         (28,689)
      Advance to vendors                                                -         (13,703)
      Inventories                                                       -        (192,574)
      Prepaid expenses                                             19,336          (7,957)
      Accrued liabilities                                             681         504,824
                                                              ---------------------------

Net cash provided by (used in) operating activities            (1,911,100)     (3,264,753)
                                                              ---------------------------

Cash flows from investing activities
  Proceeds from disposal of investment in Meilijian                     -         179,000
  Purchase of equipment and machinery                             (67,666)        (68,148)
  Advances to GFP                                                (870,589)              -
  Advance to Meilijian                                             (8,330)              -
                                                              ---------------------------

Net cash used in investing activities:                           (946,585)        110,852
                                                              ---------------------------

Cash flows from financing activities:
  Borrowing from bank loan                                              -         142,557
  Repayment of note payable                                      (145,604)       (311,048)
  Proceeds of issuing Series D preferred stock                    710,000         490,000
  Proceeds of issuing Series E preferred stock                    711,962               -
  Proceeds of issuing Series F preferred stock                          -       1,704,990
  Proceeds of issuing Series G preferred stock                          -         901,500
  Proceeds from issuance of common stock                          537,200         169,303
  Proceeds from stock subscription                                235,000               -
  Proceeds from warrants and options exercised                    520,834          75,000
                                                              ---------------------------

Net cash provided by financing activities                       2,569,392       3,172,302
                                                              ---------------------------

Net increase (decrease) in cash and cash equivalents             (288,293)         18,401

Effect of changes in exchange rate on cash                            (86)            121

Cash and cash equivalents, beginning of year                      305,233          16,854
                                                              ---------------------------

Cash and cash equivalents, end of year                        $    16,854     $    35,376
                                                              ===========================

Cash paid during the year:
  Interest                                                    $    21,646     $     6,503
                                                              ===========================

Cash flow information: During 1999 and 2000, the Company entered into several noncash financing and investing transactions which are disclosed in various footnotes to this financial statement.

                       CHINA PREMIUM FOOD CORPORATION

                       SUMMARY OF ACCOUNTING POLICIES

Organization and Businesses

China Premium Food Corporation (the Company) was incorporated under the laws of the State of Delaware on April 26, 1996.

The Company invested in two joint ventures in China. The Company obtained a 70% equity interest in Green Food Peregrine Children Food Co., Ltd. (GFP) by investing $3.5 million and 52% equity interest in Hangzhou Meilijian Dairy Products Co., Ltd. (Meilijian) which was purchased from American Flavor China, Inc. in 1998 in exchange for consideration of approximately $2,000,000, including shares of the Company's common stock valued at $1,531,685. As a result of this acquisition transaction, the Company recognized goodwill of $319,741, which will be amortized over a period of five years on a straight-line basis.

In late 1999, GFP substantially stopped its operation and the Company decided to terminate this joint venture. Consequently, the Company wrote off the entire balance of investment in and advance to GFP at December 31, 1999.

On November 12, 2000, the Company signed an agreement with the Chinese partner in Meilijian pursuant to which the Company's 52% interest in Meilijian was sold to the China partner for cash consideration of $895,000. Of $895,000, $716,000 was received by the Company subsequent to December 31, 2000 and the remaining $179,000 was wired to the Company's subsidiary in Shanghai in November 2000.

In December 1999, the Company obtained Chinese government approval for the registration of China Premium Food Corp (Shanghai) Co. Ltd., a wholly owned subsidiary, in the Wai Gao Qiao "free trade zone" in Shanghai, China. This subsidiary (CPFC Shanghai) was formed to import, export and distribute food products and market and distribute branded dairy products and snack foods on a wholesale level in China. There were no operating activities in 1999 for CPFC Shanghai. Also in December 1999, the Company formed Bravo! Foods in Delaware, a wholly owned subsidiary, to market and distribute branded dairy products in the United States. There were no operating activities in 1999 for Bravo! Both of these subsidiaries market and distribute branded milk products through supply contracts or production agreements with regional dairy processors in the US and China in 2000.

                       CHINA PREMIUM FOOD CORPORATION

                       SUMMARY OF ACCOUNTING POLICIES

Organization and Businesses (Continued)

Prior to their disposal, the Company accounted for its investment in GFP and Meilijian using the equity method of accounting. By which the Company recognized its proportionate share of the net results of operations of the investors. Bravo! Foods and China Premium Foods (Shanghai) Co. LTD have been consolidated since inception. All the intercompany transactions have been eliminated.

As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $18,249,856 and negative working capital at December 31, 2000. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. Management plans to improve gross profit margins in its China operation and obtain additional financing. Bravo! Food and CPFC Shanghai together generated about $210,000 in 2000 and are expecting to generate more revenue in 2001. While there is no assurance that funding will be available or that the Company will be able to improve its margins, the Company is continuing to actively seek equity and/or debt financing. No assurances can be given that the Company will be successful in carrying out its plans. See Subsequent Events for fund raising details at Note 11.

Revenue Recognition and SAB 101

The Company recognizes revenue upon shipment of products. The licensing fee revenue is recognized when licensed products are sold by licensees.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB 101 did not have a material affect on the Company's financial results.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory, which consists primarily of packing materials and other ingredients, is stated at the lower of cost or market on the first-in, first-out method.

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

                       CHINA PREMIUM FOOD CORPORATION

                       SUMMARY OF ACCOUNTING POLICIES

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in business combinations in 1998. Goodwill is amortized on a straight line basis over five years. The remaining unamortized balance of goodwill was written off in 2000 when the Company sold its equity interest in Meilijian in November 2000.

Accounting for the Investments of Long-Lived Assets and of the Long-Lived Assets to be Disposed Of

Periodically, the Company reviews the recoverability of goodwill as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The measurement of possible impairment is based primarily on the undiscounted future operating cash flows without interest charges of the acquired entity over the remaining amortization period. The assessed recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Amortization expense of $58,619 and $58,619 was recognized for the years ended December 31, 1999 and 2000, respectively.

Foreign Currency Transactions and Translations

Transaction gains and losses result from a change in exchange rates between the functional currency and the currency in which a foreign currency transaction is denominated. They represent an increase or decrease in (a) the actual functional current cash flows realized upon settlement of foreign currency transactions and (b) the expected functional currency cash flows on unsettled foreign currency transactions. All transaction gains and losses are included in other income or expense.

Assets and liabilities of China Premium Food Corp (Shanghai) Co., Ltd. are translated into the US dollar at the prevailing exchange rate in effect at each period end. Revenue and expenses are translated into the US dollar at the average exchange rate during the reporting period. Contributed capital is translated into the US dollar at the historical exchange rate when capital was injected. Any difference resulting from using the current rate, historical rate and average rate in determination of retained earnings is accounted for as a translation adjustment and reported as part of comprehensive income or loss in the equity section.

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

Fair Value of Financial Instruments

The carrying amount of cash, receivables, accrued liabilities and notes payable are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of the Company's notes payable approximate fair value because the interest rates on these instruments are similar to the debt with the same maturity.

                       CHINA PREMIUM FOOD CORPORATION

                       SUMMARY OF ACCOUNTING POLICIES

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

For the years ended December 31, 1999 and 2000, total stock options and stock warrants of 4,263,533 and 10,787,417 and the outstanding preferred shares were not included in the computation of diluted earnings per share because their effect was antidilutive.

Stock-based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123). The Company adopted the intrinsic value method of accounting for employee stock options and disclosed the pro forma effect on net income and earnings per share as if the fair value based method had been applied. For equity instruments, including stock options issued to non-employee, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial results.

                       CHINA PREMIUM FOOD CORPORATION

                       SUMMARY OF ACCOUNTING POLICIES

Comprehensive Income (Loss)

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 2000 presentation.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 1.  Investment in and Advance to GFP

Investment in and advance to GFP consists of:

                                                        December 31,
                                                 ---------------------
                                                     1999         2000
                                                 ---------------------

Investment in GFP                                $ 3,500,000      $  -
Advance to GFP                                     1,398,368         -
Equity interest in GFP's accumulated deficit      (4,898,368)        -
                                                 ---------------------

Investment in and advance to GFP                 $         -      $  -
                                                 =====================

From the inception of GFP, the Company recognized the corresponding GFP's comprehensive loss on its own book. The Company advanced to GFP approximately $527,779 in 1998 and approximately $870,529 in 1999, respectively. The Company picked up 70% of total loss in GFP in 1998, which was $972,062. The Company also wrote off the goodwill of $94,533, which resulted from the acquisition of 2.4% of equity interest in GFP in 1998. In late 1999, GFP substantially stopped its operation and the Company decided to terminate this joint venture. Accordingly, the Company wrote off the entire balance of investment in and advance to GFP as of December 31, 1999.

Note 2.  Investment in and Advance to Meilijian

Investment in and advance to Meilijian consists of:

                                                        December 31,
                                                 ---------------------
                                                     1999         2000
                                                 ---------------------

Investment in Meilijian                          $ 2,731,831      $  -
Advance to Meilijian                                 196,537         -
Equity interest in Meilijian's accumulated
 deficit and comprehensive loss                   (1,681,946)        -
                                                 ---------------------

Investment in and advance to Meilijian           $ 1,246,422      $  -
                                                 =====================

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 2.  Investment in and Advance to Meilijian (Continued)

In November 2000, the Company sold its 52% equity interest in Meilijian to the Chinese partner for consideration of $895,000. The Company recognized the disposal loss as follows:

                                                             Year ended
                                                          December 31, 2000
                                                          -----------------

Total proceeds from Chinese partner                          $   895,000

Investment in and advance to Meilijian

Investment in Meilijian                                        2,731,831
Advance to Meilijian                                             196,537
Equity interest in Meilijian's accumulated deficit            (2,215,540)
                                                             -----------

Net                                                              712,828
Translation adjustment                                           134,228
Goodwill                                                         170,529
                                                             -----------

Total assets to be written off                                 1,017,585
                                                             -----------

Loss recognized at November 30, 2000                         $  (122,585)
                                                             ===========

Of the $895,000 consideration, $179,000 was received before December 31, 2000.

Note 3 - Restricted Cash and Bank Loan in Shanghai

During 2000, the Company wired $161,000 to a Chinese commercial bank in Shanghai as collateral to borrow RMB loans from the bank. With the $160,000 of time deposit as collateral, the bank agreed to loan CPFC Shanghai the maximum RMB amount not to exceed 90% of the value of certificate of deposit. The bank loans bear interest at 6.435% per annum and mature on September 11, 2001 for RMB1,180,000 (equivalent of US$142,557) at December 31, 2000. The proceeds of RMB loans from the bank can be used only for working capital purpose.

Note 4 - Extension of Note Payable to International Paper

During the process of acquiring its 52% equity interest in Meilijian, the Company issued a promissory note to assume existing debt owed to a supplier, International Paper. The face value of that unsecured note was $282,637 at an interest rate of 10.5% per annum. The note originally required a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862 due on July 15, 2000. During 2000, the Company negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which amount represents interest due through the extension date. The outstanding balance of this note was $202,743 at December 31, 2000. The Company is delinquent on payment at December 31, 2000.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 5 - Licensing Agreements with Warner Brothers Consumer Products Co.

On January 1, 1999, the Company entered into a license agreement (the Original Agreement) with Warner Brothers Consumer Products Co. (Warner) for the right to print cartoon characters, as defined in the Original Agreement, on its products in Shanghai and Hangzhou, PRC. The Company agreed to pay 3% royalty fee of net invoiced price of each licensed article with minimum guaranteed consideration of $300,000, of which $45,000 was paid at inception of the Original Agreement, and the balance to be paid by 10 installments of $21,250 each quarter starting on September 30, 1999 and a balloon payment of $42,500 on or before March 31, 2002. The Company recorded license rights of $300,000 and will amortize it over a period of three years.

The Original Agreement noted above only allowed the licensed material to be used on beverages. The Company desired to expand this licensing to allow the cartoon characters to be put onto cracker packages. In June 2000, the Company entered into a license agreement (the New Agreement) with Warner for the right to print cartoon characters on certain cracker packages as defined in the New Agreement. The Company agreed to pay 5% wholesale price of each licensed article with minimum guaranteed consideration of $50,000 paid at the inception of the Agreement. The Company recorded license rights of $50,000 and will amortize it over a period of 16 months.

On November 21, 2000, the Company entered into an amendment of the above Original Agreement with Warner. Per the amendment the term of the agreement was extended to June 30, 2003 with the guaranteed consideration being increased to $400,000. The amended agreement extended the territory that the Company can market the beverage containers to The People's Republic of China. From September 30, 1999 to September 30, 2000 the installment payment of $21,250 did not change. As of January 31, 2001, the installment payment increases to $33,750 until September 30, 2002. The last installment payment at December 31, 2002 is back to the original amount of $21,250. The Company recorded additional license rights of $100,000 and will amortize it with the remaining balance over a period of 25 months.

Notes Payable to Warner Brothers By Bravo!

On July 26, 2000, Bravo! entered into a licensing agreement with Warner and obtained rights to utilize Warner Brothers' Looney Tunes(tm) character images and names in the U.S. This licensing agreement gives the Company rights to such images and names in the U.S. for use in connection with specified categories of products sold by Bravo!

The Company recorded the gross amount of $500,000 as licensing agreement and an obligation to licensing agreement of $500,000 simultaneously. An amount of $250,000 was paid upon the signing of this agreement and the balance is due as follows: $100,000 on or before June 1, 2001, $100,000 on or before December 1, 2001, and $50,000 on or before June 1, 2002.

The licensing agreement is effective from January 1, 2000 through December 21, 2002. However, the Company signed the agreement on July 26, 2000 resulting in an effective period of 30 months. Accordingly, the Company will amortize the licensing agreement over a period of 30 months. The amortization for the year-end December 31, 2000 was $100,000.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 5 - Licensing Agreements with Warner Brothers Consumer
 Products Co. (Continued)

The outstanding notes payable to Warner Brothers were as follows:

                                         December 31,
                                  ------------------------
                                     1999           2000
                                  ------------------------

Note payable                      $ 212,500      $ 500,750
Current portion                     (85,000)      (335,000)
                                  ------------------------

Long-term note payable            $ 127,500      $ 165,750
                                  ========================

Note 6.  Related Party Transactions

The Company advanced $870,529 in 1999 to GFP and $8,330 to Meilijian in
1999.

Note 7.  Income Taxes

The Company is subject to Federal income taxes. As the Company experienced operating losses for the years of 1999 and 2000, no income tax provision was provided.

The Company has gross deferred tax assets of approximately $2,383,000 and $3,620,000 at December 31, 1999 and 2000, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not the Company will not realize the benefits of these differences at December 31, 1999 and 2000. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at December 31, 1999 and 2000.

At December 31, 2000, the Company has available net operating losses of approximately $10,648,000 for federal income tax purpose, to offset future taxable income, if any, and expire at various dates through the year 2015 for federal income tax. However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

Note 8.  Commitments and Contingencies

Commitments

The Company leases office space at its corporate office in Florida under operating leases expiring in April 2004.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 8.  Commitments and Contingencies (Continued)

Future minimum rental payments required under operating leases as of December 31, 2000 are as follows:

           Years ending December 31,      Amount
           -------------------------------------

                     2001               $ 67,633
                     2002                 71,015
                     2003                 74,566
                     2004                 26,098
                                        --------

                                        $239,312
                                        ========

Rental expense for the years ended December 31, 1999 and 2000 was approximately $42,000 and $64,000, respectively.

Note 9.  Shareholders' Equity

1999

An institutional holder of Preferred Stock Series C converted 27,938 shares into 93,959 shares of common stock from January 4, 1999 through to February 23, 1999.

In January 1999 the Company collected net proceeds of $135,000, net of issuance expenses of $15,000 and issued 50,000 shares of Preferred stock Series C.

An institutional holder of Preferred Stock Series C converted a total of 50,000 shares of Preferred Stock Series C into 150,000 shares of common stock on February 18, 1999 and February 19, 1999, respectively, (25,000 shares per each conversion).

In March 1999 the Company collected proceeds of $30,000 which represented 30,000 warrants exercised at a price of $1.00 per share and issued 30,000 shares of common stock. These warrants were issued in November 1998, as part of the Company's Rule 504 offering of its Series C Convertible Preferred Stock.

From January 1 to March 31, 1999 the Company conducted a private sale of its common stock and received total proceeds of $415,000 through issuing 415,000 share of common stock. Among $415,000 received, $105,000 were paid back to investors per their request for cancellation in April, 1999. Accordingly, 105,000 shares of common stock were cancelled.

In March 1999, the Company conducted a Rule 506, Regulation D offering to issue 100,000 shares of its Series D Convertible Preferred Stock, with possible total gross proceeds of $1,000,000. The Company also issued 3,500 shares of the Series D Preferred Stock at a price of $10.00 per share to pay a finder's fee to a financial institution. On March 9, 1999, the Company issued 50,000 shares of the Series D Preferred Stock. The net proceeds of these 50,000 shares of Preferred Stock Series D was $470,000, net of $15,000 placement fee and $15,000 of legal expense. In line with the conversion feature embedded in Series D Preferred Stock, the Company recognized a total of $535,000 of deemed dividends.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 9. Shareholders' Equity (Continued)

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

During April, the Company issued 53,334 shares of common stock at $1 per share as the result of the exercise of 53,334 warrants.

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

During June 1999, the Company signed stock option agreements with five non-employees, who had provided bookkeeping, research and organization services to the Company, for a total of 55,000 restrictive shares of common stock. These option agreements contain an exercise price of $1 per share and expire in five years. Accordingly, the Company recognized consulting expense of $48,563.

During July 1999, an institutional holder of Preferred Stock Series C converted 7,672 shares into 20,000 shares of common stock.

During July, August and September 1999, the Company conducted a private sale of its convertible Preferred Stock Series E and issued 330,000 shares in five tranches to investors at $2.50 per share. The net proceeds of this issuance were $711,962 net of $113,038 of finder's fee, legal and printing expenses. In line with the conversion feature embedded in Series E Preferred Stock, the Company recognized $111,302 of deemed dividends.

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

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 9. Shareholders' Equity (Continued)

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

Sixteen shareholder of Preferred Stock Series E converted a total 220,000 shares of Preferred Stock Series E into 440,000 shares of common stock on October 29, 1999 (180,000 shares) and on November 24, 1999 (40,000 shares).

During October 1999, the Company signed stock option agreements with three non-employees who provided advisory and consulting services to the Company in 1999, for a total of 1,016,000 restrictive shares of common stock. These option agreements contain an exercise price of $0.50 per share for 516,000 options and an exercise price of $0.75 per share for 500,000 options. Accordingly, the Company has recognized a non-employee compensation cost of $467,300. 250,000 options were exercised at $0.50 per option on November 11, 1999, a further 250,000 were exercised on November 18, 1999 at $0.50 per option and 266,000 were exercised on November 23, 1999 at $0.75 per option of which 16,000 shares were in exchange for $12,000 of legal fee.

On November 26, 1999 an institutional holder of Preferred Stock Series C converted a total of 25,858 shares of Preferred Stock Series C into 134,000 shares of common stock.

During November 1999, the Company issued 1,713 shares of common stock, at a market price of $1.15 per share, in exchange for $2,000 of consulting fee to a service provider.

2000

On January 27, 2000, the Company issued 100,000 shares of common stock pursuant to the exercise of options.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 9. Shareholders' Equity (Continued)

On February 1, 2000, the Company amended its Rule 506 offering with respect to the Series D Preferred Stock originally offered on March 9, 1999 and April 23, 1999, respectively. Pursuant to this amended offering, the Company issued an additional 50,000 shares of the Series D Preferred Stock and amended the total number of warrants to be issued by the issuance of additional warrants for 1,300,000 shares of common stock to the existing sophisticated and accredited holders of its Series D Preferred Stock. The Series D Preferred and accompanying warrants were priced at $10.00 per unit and resulted in proceeds of $490,000 in cash, net of $10,000 of legal and issuance expenses. The warrants were issued to the investors with an exercise price of $0.625 per share and an expiration date of January 31, 2003. The Company recognized $500,000 of deemed dividends for warrants and the conversion features.

In connection with this sale, the Company issued 125,000 shares of its common stock to these holders to compensate them for the delay in registering the resale of the common stock underlying the Series D Preferred and the warrants, and 50,000 shares of common stock to a finder. These shares of common stock are valued at $0.75 per share, the market value on February 1, 2000.

On April 6, 2000, the Company issued 6,374 shares of its common stock at $0.94 per share (market value) to The Omega Company for consulting service provided. The Company did not receive cash for these shares.

On April 6, 2000, the Company issued 150,000 of its Series F convertible preferred stock and warrants to three sophisticated and accredited investors and one finder. In addition, the Company agreed to issue 75,000 shares of common stock upon the exercise of the warrants by the respective holders. The Series F convertible preferred stock and the warrants were priced at $10.00 per unit and resulted in proceeds of $1,480,000, net of $20,000 of legal and issuance expenses. Each share of Series F convertible preferred stock (1) has a stated value of $10.00 per share; (2) does not have dividend rights beyond those of the Company's common stock; (3) has no voting rights;
(4) has a conversion feature equal to $0.50 per share, subject to a maximum conversion into no greater than 9.99% of the Company's issued and outstanding common stock at conversion and (5) is redeemable at the option of the holder in the event of defined events of default at 125% of the stated value. (The redemption rights on certain defined events which are outside the control of the Company were permanently waived.) Warrants for 3,000,000 shares of common stock were issued to the investors with an exercise price of $1.00 per share and an expiration date of April 5, 2003. Warrants for 1,600,000 shares of common stock were issued to a finder with an exercise price of $0.84 per share and have an expiration date of April 5, 2000. The Company recognized $400,505 of deemed dividends relating to the conversion feature.

On April 25, 2000, the Company issued 66,785 shares of its common stock upon the conversion of 14,904 shares of Series C convertible preferred stock including accrued dividends of $16,875.

On May 11, 2000, the Company issued 10,260 shares of its common stock at $0.78 per share (market price) to a related party consultant, The Omega Company, for consulting service provided. The Company did not receive cash for these shares.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 9. Shareholders' Equity (Continued)

On May 22, 2000, the Company issued 184,638 shares of its common stock to two holders of Series D convertible preferred stock pursuant to their conversion of 10,000 shares of the preferred including accrued dividends of $10,095. The Company did not receive cash for these shares.

On May 23, 2000, the Company issued 1,517,441 shares of its common stock to one holder, pursuant to the conversion of 500,000 shares of Series A convertible preferred stock and 1,017,441 shares of Series B convertible preferred stock including accrued dividends of $275,562. The Company did not receive cash for these shares.

On May 25, 2000, the Company issued 131,314 shares of common stock at $0.75 per share in exchange for services provided.

On June 8, 2000, the Company issued 219,566 shares of its common stock to two holders of Series D convertible preferred stock pursuant to the conversion of 10,000 shares of the preferred including accrued dividends of $10,095. The Company did not receive cash for these shares.

On June 19, 2000, the Company issued 75,000 shares of its Series G convertible preferred stock and warrants for 344,330 shares at $0.9625 per share to three sophisticated and accredited investors and two finders. The Series G convertible preferred stock was priced at $10.00 per unit and resulted in proceeds of $675,000 in cash, net of $60,000 in finder's fees and $15,000 of legal and issuance expenses. Each share of Series G convertible preferred stock (1) has a stated value of $10.00 per share; (2) accrues dividends at 8% simple interest per annum, payable in cash or, at the option of the holder, added to the stated value of the preferred for conversion computation purposes; (3) has no voting rights; (4) has a conversion feature equal to the lesser of $0.85 per share or 80% of the average of the three lowest closing bid prices in a lookback period of the 22 days immediately preceding the conversion of the preferred, subject to a maximum conversion into no greater than 9.99% of the Company's issued and outstanding common stock at conversion; (5) is redeemable at the option of the Company at 135% of the stated value, plus accrued dividends. (The redemption rights on certain defined events which are outside the control of the Company were permanently waived.); and (6) has a mandatory conversion feature exercisable by the Company 3 years from issue at the stated conversion prices, subject to a minimum daily trading volume of 250,000 shares during a lookback period and closing bid prices not less that 300% of the lower conversion prices. The Company has a "put" for up to an additional 75,000 shares of the Series G convertible preferred, contingent upon the occurrence of certain defined events. Each put share has the above described features, except a conversion feature equal to 75% of the average of the three lowest closing bid prices in a lookback period of the 10 days immediately preceding the conversion of the preferred or 80% of the average of the three lowest closing bid prices in a lookback period of the 22 days immediately preceding the conversion of the preferred, at the option of the investors. The Company recognized $144,854 of deemed dividends relating to the conversion feature. The Series G warrants for 334,330 shares of common stock have an exercise price of $0.9625 per share and an expiration date of June 18, 2003.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 9. Shareholders' Equity (Continued)

On June 29, 2000, the Company issued 225,735 shares of its common stock at $0.75 per share to thirteen former holders of its Series E convertible preferred stock. This common stock was issued pursuant to the exercise of certain participation rights in favor of these holders at a price determined by the market value of the common stock on the day of exercise. The Company received $169,303.50 in cash from the issuance of this common stock.

On August 3, 2000, the Company issued 18,199 shares of its common stock at $0.82 per share (market price) to an employee.

On August 15, 2000, the Company issued 6,439 shares at $0.93 per share (market price) of its common stock to a related party for consulting service provided. The Company did not receive cash for these shares.

On October 2, 2000, the Company issued 25,000 shares of its amended Series G convertible preferred stock to two sophisticated and accredited investors and warrants to a finder for 114,777 shares of common stock. This issuance was pursuant to an agreed upon partial exercise of the put granted to the Company by the Series G investors. The amended Series G convertible preferred stock was priced at $10.00 per unit and resulted in proceeds of $226,500 in cash, net of $20,000 in finder's fees and $3,500 in escrow fees. Each share of the amended Series G convertible preferred stock has the same features as the original Series G issue, except a conversion feature for the partial put exercise equal to the lesser of $0.60 per share or 75% of the average of the three lowest closing bid prices of the 22 days immediately preceding the conversion of the preferred. The remaining 50,000 shares of the amended Series G convertible preferred subject to put rights have a conversion feature equal to 75% of the average of the three lowest closing bid prices in a lookback period of the 10 days immediately preceding the conversion of the preferred or 75% of the average of the three lowest closing bid prices in a lookback period of the 22 days immediately preceding
the conversion of the preferred, at the option of the investors.   The
warrants for 114,777 shares of common stock have an exercise price of $0.9625 per share and an expiration date of October 1, 2003. The Company recognized $98,509 of deemed dividends relating to the conversion feature.

On October 13, 2000, the Company issued 24,999 shares of its amended Series F convertible preferred stock and warrants for 114,777 shares of common stock to three sophisticated and accredited investors. The amended Series F convertible preferred stock and warrants were priced at $10.00 per unit and resulted in proceeds of $224,990 in cash, net of $20,000 in finder's fees and $5,000 in legal fees. Each share of the amended Series F convertible preferred stock has the same features as the original Series F issue, except a conversion feature equal to the lesser of $0.60 per share or 75% of the average of the three lowest closing bid prices of the 22 days immediately preceding the conversion of the preferred. The warrants for 114,777 shares of common stock have an exercise price of $0.9625 per share and an expiration date of October 12, 2003. . The Company recognized $62,340 of deemed dividends relating to the conversion feature.

On November 15, 2000, the Company issued 5,415 shares of its common stock at $0.74 per share (market value) to a related party for consulting services provided. The Company did not receive cash for these shares.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 9. Shareholders' Equity (Continued)

On December 1, 2000, the Company issued 15,000 shares of common stock valued at $1.00 per share, in exchange for services provided. The Company did not receive cash for these shares.

On December 13, 2000, the Company issued 135,119 shares of its common stock to one holder, pursuant to the conversion of 135,119 shares of Series B convertible preferred stock including accrued dividends of $48,919.

Note 10.  Stock Warrants and Options

1999

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

During June 1999, the Company signed stock option agreements with five non-employees, who had provided bookkeeping, research and organization services to the Company, for a total of 55,000 shares of common stock. These option agreements contain an exercise price of $1 per share and expire in five years. None of these options had been exercised by December 31, 1999.
Using the Black Scholes option pricing model the Company determined that the fair value of each option granted was approximately $0.88. Accordingly, pursuant to SFAS No. 123 the Company recognized non-employee compensation cost of $48,563.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 10.  Stock Warrants and Options (Continued)

During October 1999, the Company signed stock option agreements with three non-employees who are to provide advisory and consulting services to the Company, for a total of 1,016,000 restrictive shares of common stock. These option agreements contain an exercise price of $0.50 per share for 516,000 options and an exercise price of $0.75 per share for 500,000 options. These option agreements expire on October 17, 2000. In November 1999, 766,000 options were exercised. During January 2000, another 100,000 options were exercised. Using the Black Scholes option pricing model the Company determined that the fair value of each option granted was approximately $0.46. Accordingly, pursuant to SFAS 123 the Company recognized a non-employee compensation cost of $467,300.

On December 1, 1999 the Company issued 100,000 options to three employees with an exercise price of $1.125 per share. According to APB No. 25, the Company did not recognize any stock compensation expense because the exercise price was higher than the market price.

2000

On June 1, 2000 the Company issued 50,000 options to an employee with an exercise price of $0.69 per share, which was below the market price. Accordingly, the Company recognized stock compensation of $21,750 at December 31, 2000.

On September 1, 2000 the Company issued 50,000 options to an employee with an exercise price at the market price. One third of the 50,000 options will be vested at the anniversary of the granting date. The Company did not recognize any stock compensation expense.

On September 1, 2000 the Company issued 50,000 options to consultant with an exercise price of $0.75, which was equal to the market price on the granting date. According to SFAS No. 123, the Company recognized $7,746 of stock compensation.

On November 29, 2000 the Company issued another 50,000 to the same consultant with an exercise price of $1.50 per share, which was higher than the market price. The Company determined that the options granted did not have present value using Black Scholes model and did not record any stock compensation.

The Company adopted APB No. 25 to account for the options granted to employees and SFAS No. 123 to account for the options granted non-employees. At December 31, 1999 and 2000, the Company recorded the total stock compensation expense of $515,863 and $29,496.

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 10.  Stock Warrants and Options (Continued)

The assumption used in the Black Scholes option pricing model in 1999 and 2000 were as follows:

                                                    December 31,
                                           --------------------------
                                                1999            2000
                                           --------------------------

Discount rate - bond yield rate             5.85% - 6.00%       5.85%
Volatility                                 17.28% - 37.2%      17.28%
Expected life                                3 - 5 years       3 year
Expected dividend yield                                -            -

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

                                  Year ending December 31,
                               ------------------------------
                                   1999              2000
                               ------------------------------

Net loss:
  As reported                  $(4,975,511)      $(5,889,320)
  Pro forma                    $(4,997,425)      $(5,902,603)
Loss per share:
  As reported                  $     (0.67)      $     (0.49)
  Pro forma                    $     (0.67)      $     (0.49)

                CHINA PREMIUM FOOD CORPORATION

                NOTES TO FINANCIAL STATEMENTS

Note 10.  Stock Warrants and Options (Continued)

These warrants and stock option agreements are summarized as follows:

                                                                      Warrants/
                                                          Grant        Options     Exercise     Vesting     Expiration
                                                          Date         Granted      Price       Period         Date
                                                       ---------------------------------------------------------------

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
Warrants issued with Series E Preferred Stock           9/27/99         10,000       2.75        None         9/26/04
Warrants issued with Series E Preferred Stock           9/27/99         10,000       5.00        None         9/26/02
                                                                     ---------

Total outstanding warrants at December 31, 1999                        913,000
                                                                     ---------

Warrants issued with Series D Preferred Stock           2/01/00      1,300,000       0.63        None         1/31/03
Warrants issued with Series F Preferred Stock           4/06/00      3,000,000       1.00        None         4/05/03
Warrants issued with Series F Preferred Stock           4/06/00      1,600,000       0.84        None         4/05/03
Warrants issued with Series G Preferred Stock           6/19/00        344,330       0.96        None         6/18/03
Warrants issued with Series G Preferred Stock          10/02/00        114,777       0.96        None        10/01/03
Warrants issued with Series F Preferred Stock          10/13/00        114,777       0.96        None        10/12/00
                                                                     ---------

Total outstanding warrants                                           7,386,884
                                                                     =========

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 10.  Stock Warrants and Options (Continued)

                                                                      Warrants/
                                                          Grant        Options     Exercise     Vesting     Expiration
                                                          Date         Granted      Price       Period         Date
                                                       ---------------------------------------------------------------

Agreement One                                           4/29/97       1,005,533     $1.00        None         4/28/02
Agreement Two                                           4/30/97       2,000,000      1.00        None         4/29/02
Agreement Three                                         10/1/97          25,000      1.00        None         9/30/02
Agreement Four                                          10/1/97          15,000      1.00        None         9/30/02
Agreement Five                                          6/15/99          20,000      1.00        None         6/14/01
Agreement Six                                           6/15/99          20,000      1.00        None         6/14/01
Agreement Seven                                         6/15/99           5,000      1.00        None         6/14/01
Agreement Eight                                         6/15/99           5,000      1.00        None         6/14/01
Agreement Nine                                          6/15/99           5,000      1.00        None         6/14/01
Stock options pursuant to S-8 registration             10/06/99         500,000      0.50        None        10/17/00
Stock options pursuant to S-8 registration             10/06/99         516,000      0.75        None        10/17/00
Options exercised                                      11/16/99        (250,000)     0.50
Options exercised                                      11/18/99        (250,000)     0.50
Options exercised                                      11/23/99        (266,000)     0.75
Options pursuant to employment agreement               12/01/99          50,000      1.125       None        11/30/04
Options pursuant to employment agreement               12/01/99          50,000      1.125       None        11/30/04
                                                                      ---------

Total options outstanding at December 31, 1999                        3,450,533
                                                                      =========

Options exercised                                      01/27/00        (100,000)     0.75
Options pursuant to employment agreements              06/01/00          50,000      0.69      05/30/05      12/31/00
Options pursuant to employment agreements              09/01/00          50,000      0.75      1/3 at each   5 yrs. from
                                                                                                 annual        vesting
                                                                                               anniversary
Options pursuant to consulting agreement               09/01/00          50,000      0.75        None        08/31/02
Options pursuant to consulting agreement               11/29/00          50,000      1.50        None        11/28/02
Options expired at October 17, 2000                                    (150,000)
                                                                      ---------

Total options outstanding at December 31, 2000                        3,400,533
                                                                      =========

A summary of the status of the Company's stock options and warrants as of December 31, 1999 and 2000 with changes during the years then ended are presented below:

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 10.  Stock Warrants and Options (Continued)

                                                                                      Weighted
                                                                                      Average
                                                                                      Exercise
                                                                        Shares         Price
                                                                     -------------------------

Total warrants and options outstanding at December 31, 1998           4,945,867        $ 1.00
Warrants/options granted                                              1,527,000        $ 1.26
Warrants/options exercised                                             (849,334)       $(0.63)
Warrants/options expired                                             (1,260,000)       $(1.00)
                                                                     ------------------------

Total warrants and options outstanding at December 31, 1999           4,363,533        $ 1.16
                                                                     ========================

Warrants and options granted                                          6,673,884          0.88
Warrants and options exercised                                         (100,000)        (0.75)
Warrants and options expired                                           (150,000)        (0.75)
                                                                     ------------------------

Total warrants and options outstanding at December 31, 2000          10,787,417         (0.97)
                                                                     ========================

The following table summarizes information about stock options and warrants outstanding at December 31, 1999:

                          Warrants/Options Outstanding          Options Exercisable
                    --------------------------------------    -----------------------
                                     Weighted
                                     Average      Weighted                   Weighted
                                    Remaining     Average                    Average
                       Number      Contractual    Exercise      Number       Exercise
Exercise Price      Outstanding       Life         Price      Exercisable     Price
-------------------------------------------------------------------------------------

$0.00 to $0.75       1,450,000      2.24 yrs.      $0.64       1,400,000      $0.63
$0.76 to $1.00       8,831,417      2.55 yrs.      $0.93       8,831,417      $0.93
$1.01 to $2.00         150,000      3.25 yrs.      $1.25         150,000      $1.25
$2.01 to $3.00         323,000      1.18 yrs.      $2.96         323,000      $2.96
$5.00                   33,000      1.65 yrs.      $5.00          33,000      $5.00
                    ----------                     --------------------------------

                    10,787,417                      0.97      10,737,417       0.97
                    ==========                     ================================

                       CHINA PREMIUM FOOD CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

Note 11.  Subsequent Events

On March 6, 2001, a sophisticated and accredited investor deposited $250,000 with the Company as consideration for 25,000 shares of Series H convertible
preferred stock to be issued.   The Series H convertible preferred stock is
priced at $10.00 per unit. The Series H convertible preferred stock has a stated value of $10.00 per share and a conversion feature of $0.50 per share The Series H convertible preferred stock will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The gross proceeds of $250,000 are the first tranche of a total offering of Series H convertible preferred stock having aggregate gross proceeds of $1,100,000.

On January 2, 2001, the Company hired a new President and Chief Operating Officer and entered into an employment agreement with him pursuant to which the Company granted the individual 100,000 shares of its common stock and options to purchase an additional 400,000 shares of common stock at a per share price of $0.75.

ITEM 8. CHANGES IN AND DISSAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

      None


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The directors, executive officers and significant employees/advisors are as follows. Directors serve for staggered terms of two years or until their successors are elected.


   Name of Officer                Position with the Company                        Year Appointed
   ---------------                -------------------------                        --------------

China Premium Food Corporation

  Stanley A. Hirschman            Chairman and Director                              2000
  Roy G. Warren                   Director and Chief Executive Officer               19971999
  John McCormack                  Director, President & Chief Operating Officer      1997/2000
  Michael L. Davis                Chief Financial Officer                            1997
  Susan E. Lurvey                 Treasurer and Secretary                            1997
  Arthur W. Blanding              Director                                           1999
  Robert Cummings                 Director                                           1997
  Paul Downes                     Director                                           1997
  George Holdsworth               Director                                           1997
  Robert L. Holz                  Director                                           2000
  Michael Lucci                   Director                                           1998
  Phillip Pearce                  Director                                           1997

Bravo! Foods, Inc. - US subsidiary

  Arthur W. Blanding              Chairman and Director                              2000
  Roy G. Warren                   Director and Treasurer                             1999
  Anthony P. Guiliano             Director, President & Chief Operating Officer      2000
  Stanley A. Hirschman            Director                                           2000
  John McCormack                  Director and Chief Executive Officer               2000/2001
  Phillip Pearce                  Director                                           2000

China Premium Food Corp (Shanghai) Co., Ltd. - Chinese subsidiary

  Stephen Langley                 Chairman, Director and General Manager             1999
  Roy G. Warren                   Director since December                            1999
  Anthony P. Guiliano             Director since December                            1999

      The experience and background of our executive officers and directors follows:

Mr. Stanley A. Hirschman - Chairman and Director since September 2000

      Mr. Hirschman is president of CPointe Associates, Inc., an executive management and consulting firm specializing in solutions for emerging companies with technology-based products.

CPointe was formed in 1996. In addition, he is a director of ObjectSoft Corp., RetailHighway.com and former chairman of the board of Mustang.com. Prior to establishing CPointe Associates, Mr. Hirschman was vice president of operations of Software, Etc., Inc., a retail software chain, from 1989 until 1996. Mr. Hirschman has also held senior management positions with retailers T.J. Maxx, Gap Stores and Banana Republic.

      Mr. Hirschman currently serves on the Executive Committee of our board of directors and is a director of our US subsidiary Bravo! Foods. Inc.

Mr. Roy G. Warren - Chief Executive Officer since May 1999; Director since
1997

      Mr. Warren serves as our Chief Executive Officer and as a director. Mr. Warren was in charge of our day to day operations as from 1997 until the appointment of John McCormack as President and Chief Operating Officer in December 2000. As Chief Executive Officer, Mr. Warren continues to develop strategy for our growth and external financial matters.

      For 15 years from 1981 through 1996, Mr. Warren was in the securities brokerage industry. During those years, Mr. Warren acted as executive officer, principal, securities broker, and partner with brokerage firms in Florida, most notably Kemper Financial Companies, Alex Brown & Sons and Laffer Warren & Company. Mr. Warren currently serves on the Executive Committee of our board of directors.

      Mr. Warren also serves as a director of our U.S. subsidiary, Bravo! Foods, Inc. and our wholly owned Chinese subsidiary, China Premium Food Corp (Shanghai) Co., Ltd.

Mr. John McCormack - President, Chief Operating Officer since December 2000; Director since 1997

      Prior to his appointment as our President and Chief Operating
Officer, Mr. McCormack served as an executive with Dean Foods Co. for over 15 years. Dean Foods is a US national processor and distributor of a full line of branded and private label products, including fluid milk, cottage cheese and ice cream. Prior to a 1999 move to the Chicago area for Dean Foods, Mr. McCormack managed McArthur Dairy in Miami, Florida, a wholly- owned subsidiary of Dean Foods Co. As a Vice President of Dean Foods, he was in charge of Dean Food's mid-western division out of Chicago, Illinois.

      Mr. McCormack currently serves on the compensation committee of our board of directors and is a director of our U.S. subsidiary, Bravo! Foods, Inc.

Mr. Michael L. Davis - Chief Financial Officer since October, 1997

      Mr. Davis has been associated with the securities industry over 35 years, as a securities and special situations analyst with ValueLine, and as a tactical planner, general portfolio manager and short sale portfolio manager with a number of hedge funds. In 1972, he was a member of the Investment Committee at Anchor Corp. which supervised its $2.5 billion family of funds, as well as serving as Anchor's chief market analyst. From 1978 through 1989, Mr. Davis was the portfolio manager of Merrill Lynch's Special Value Fund. In addition to his position with us, for the past eight years, Mr. Davis has operated a private consulting firm, M.L. Davis Financial Services. Mr. Davis advises clients on stock selection and general market timing considerations. He researches and writes investment reports on selected small and mid-cap growth companies. In addition. Mr. Davis supervises an investment portfolio for a group of United Arab Emirates investors.

Mr. Arthur W. Blanding - Director Since November, 1999

      Mr. Blanding is president of The Omega Company, an international dairy industry consulting company. Mr. Blanding has over 50 years experience in management of dairy processing, sales and strategic planning consulting. He graduated from Michigan State University in 1956, with a degree in food science, and in 1964 from Oregon State University with a degree in Food Microbiology, and attended Harvard Business School.

      As President of The Omega Company for the past 20 years, Mr. Blanding has completed over 200 projects successfully, both in the U.S. and abroad. Clients of The Omega Company include Abbott International, Cumberland Farms, Dairy Gold, Farm Fresh, Inc., Haagen Dazs, Labatt, Ross Laboratories, and Stop & Shop Company, among others. Mr. Blanding was a consultant for the design and construction of the dairy processing facility built in Shanghai by Green Food Peregrine. The Omega Company is a party to a consulting contract with us concerning technical and production issues. Mr. Blanding also serves as a director and Chairman of our U.S. subsidiary, Bravo! Foods, Inc.

Mr. Robert J. Cummings - Director Since 1997

      Mr. Cummings' work experience includes ten years in purchasing at Ford Motor Company. In 1975, he founded and currently operates J & J Production Service, Inc., a manufacturing representative business, which is currently responsible for over $300 million in annual sales. Mr. Cummings currently serves on the executive committee of the our board of directors.

Mr. Paul Downes - Director Since 1997

      Mr. Downes is a director and, from August of 1997 to April of 1998, served as our Chairman. For the past 12 years, Mr. Downes has managed his personal diverse portfolio of international investments with concentration in the United Kingdom, Eastern Europe, North Africa and Asia. In 1985, he founded a group of nursing homes for the elderly in Great Britain which he sold in 1990. Prior to that time, Mr. Downes, spent several years organizing golf tournaments and international golf matches in Malaysia, Singapore, Thailand, Philippines, Indonesia and Hong Kong, spending two years living in Southeast Asia. Mr. Downes is one of our "founders" and played a leading role in our initial raising efforts. From March of 1999, Mr. Downes has served as the Chairman of a start up marble quarry company located in Alabama.

Mr. George Holdsworth - Director Since 1997

      From March of 1997 until May, 1998, Mr. Holdsworth was responsible for the operational aspects of our China operations. Since 1998, Mr. Holdsworth has managed his personal investment portfolio and has served as a director and consultant to U.S. Stone Corporation, a start up marble quarry company located in Alabama.

      Mr. Holdsworth is a graduate of the University of London with a B.S. in Mathematics and an Associate of the London College of Music. He started in business as a manufacturing manager in Earlsdon Components, Ltd., where he became Director of Operations, then owner and Managing Director. In 1993, Mr. Holdsworth became owner of Earlsdon Technology, Ltd., a JV Partner of Shanghai Earlsdon Valve Company, Ltd., and lived in Shanghai for four years, until May, 1998. Mr. Holdsworth sold his interest in Shanghai Earlsdon and commenced his duties for us in March, 1997.
Mr. Robert L. Holz - Director since 2000

      For the past six years, Mr. Holz has managed a portfolio of private investments in start up companies under the aegis of Explorer Fund Management, L.L.C., an entity which he founded in 1994. Prior to 1994, Mr. Holz held senior management positions in securities related firms such as Nomura Securities International, Inc., National Investment Services of America and was a partner in Kidder, Peabody & Co., Inc. Mr. Holz
specializes in identifying and analyzing new business   opportunities and
managing resources for goal realization. Mr. Holz currently serves on our audit committee.

Michael G. Lucci - Director Since 1998

      Mr. Lucci is a former All Pro linebacker who played for the Detroit Lions of the National Football League from 1964 through his retirement from professional football in 1973. Mr. Lucci became associated with Bally's Total Fitness Corporation in 1971 and rose through the ranks to become that corporation's Vice President of club operations in the mid-west, Senior Vice-President, and President and Chief Operating Officer in 1993. Mr. Lucci retired in 1996 and, since that time, has managed a diverse investment portfolio for himself and directed the business of his construction company in the Detroit MI area. Mr. Lucci serves on the executive committee of our board of directors.

Mr. Phillip Pearce - Director Since 1997

      Mr. Pearce is a "retired" member of the securities industry. Mr. Pearce served as Chairman of the NASD during which time he was instrumental in the founding of NASDAQ. Additionally, Mr. Pearce was a former Director of E.F. Hutton and has served as Governor of the New York Stock Exchange. Since his retirement in 1988, Mr. Pearce has remained active in the securities industry as a corporate financial consultant. Mr. Pearce serves on the compensation committee of our board of directors.

      Mr. Pearce also serves on our audit committee and is a director of our U.S. subsidiary, Bravo! Foods, Inc.

Mr. Stephen Langley - Chairman, Director and General Manager of our wholly owned Chinese subsidiary, China Premium Food Corp (Shanghai) Co., Ltd. since October 1999

      Mr. Langley's has been in the sales, marketing, and management of the agribusiness for approximately 22 years. Seventeen of those years have been with multinational companies, including IBP Inc., a processor of fresh beef and pork. Mr. Langley was responsible for establishing a market presence for IBP in China in 1997 for the sales of products imported from IBP-US which amounted to US$ 250,000 in 1997 and grew to over US $7 million in 1998. Mr. Langley was responsible for the development of business strategy and directed all sales activities in China for IBP.

      Mr. Langley and his family have lived in China continuously for the last 6 years. He studied Chinese full time for two years from 1993-1995 and achieved Chinese language Level 3 fluency (Foreign Service scale of 1-5, with Level 5 equal to native speaker.)

Mr. Anthony P. Guiliano - President and Director of our US subsidiary, Bravo! Foods, Inc.

      Mr. Guiliano has 20 years of experience in senior level marketing and management positions with consumer products companies, including Dial Co., Welch Foods, Kayser-Roth, Cleo, a division of Gibson Greetings, and Schering-Plough. While with these companies, Mr. Guiliano's responsibilities included marketing and sales management of branded consumer products, launching new branded consumer products and negotiating licensing for product brands, including Looney Tunes(TM), Lion King and Disney. Prior to his appointment as President and his election Bravo!'s board in 2000, Mr. Guiliano served as a consultant to us since 1998 for our China sales and marketing efforts. Mr. Guiliano has been an independent consumer products sales and marketing consultant since1996 and an employee of our Bravo! subsidiary since 2000.

      As of the date of this prospectus, there have been no family relationships among the directors and executive officers. Further, no director, executive officer, promoter or control person has been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such director, person nominated to become a director, executive officer, promoter or control person of the Company. None of the individuals listed in this Item 5 has had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of such bankruptcy, if any, or within two years prior to that time. No director, executive officer, promoter or control person was or has been convicted in a criminal proceeding or is subject to a pending criminal proceeding or subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, borrowing, or otherwise limiting his or her involvement in any type of business, securities or banking activities. No director, executive officer, promoter or control person has been found by a court of competent jurisdiction in a civil action to violate federal or state securities or commodities law.


ITEM 10.  EXECUTIVE COMPENSATION

Summary compensation table

      The following table sets forth the compensation paid during the last three fiscal years to the Company's Chief Executive Officer, and the four other most highly compensated executive officers whose total 2000 salary and bonus exceeded $100,000:


                                      ------------Annual Compensation------------     -Long-Term Compensation-
                                                                                          Restricted Stock
Name & Position            Year       Salary   Bonus            Other                    Awards and options

Stanley Hirschman          2000         30,000 (partial yr.)                                 400,000 (1)
Chairman                   2001         15,000 (partial yr)

Roy G. Warren              1998       $120,000                                               410,914 (2)
President &                1999       $120,000
Chief Executive Officer    2000       $180,000 (retroactive
                                                to 1/1/00)
                           2001       $180,000

John McCormack             2001       $180,000                  100,000 shares (3)           900,000 (4)
President &
Chief Operating Officer

Steven Langley             1999       $ 75,000    $30,000       $70,000 (5)                  200,000 (6)
General Manager            2000       $ 75,000    $30,000       $70,000 (5)                          (6)
Chairman (China)

Michael Edwards            2000       $ 55,000 (partial yr.)    $65,000 (7)                  200,000 (7)
Sales VP                   2001       $110,000

Anthony Guiliano           2000       $ 60,000 (partial yr.)    $30,000                              (8)
President &                2001       $120,000
Chief Operating Officer
Bravo! Foods, Inc.

Charles Beech              1997                                                              510,914
Chairman                   1998
Chief Executive Officer    1997-99    $120,000(9)

Paul Downes (9)            1997                                                            1,383,705(10)
Chairman                   1998

--------------------
<F1>  Incentive bonus options for 400,000 shares of common stock issued in
      100,000 share tranches when our stock trades at $2.00, $3.00, $4.00 and $5.00, respectively. Exercise price is the market price at issue, with a term of three years.
<F2>  These options were authorized by a directors' resolution on April 20,
      1997. At that time, a market did not exist for our unrestricted shares, which had a par value of $0.001.
<F3>  One time signing bonus in common stock issued pursuant to an S-8 registration statement.
<F4>  Signing bonus of 400,000 options at $0.75 per share with 50% vested at December 31, 2001 and 2002, respectively, with expiration dates five years from vesting. Incentive bonus options for 500,000 shares of common stock issued in 100,000 share tranches when stock trades at $1.00, $2.00, $3.00, $4.00 and $5.00, respectively. Exercise price is the market price at issue, with a term of five years.
<F5>  Includes $48,000 annual allowance for housing in Shanghai, PRC for
      Mr. Langley and his family and $22,000 educational expense for family members.
<F6>  Pursuant to October 1, 1999 agreement for five year options (from vesting) at market as of September 1, 1999, subject to the following vesting schedule: 50,000 at 9-1-99; 50,000 at 9-1-00; 50,000 at 9-1-
      01; 50,000 at 9-1-02.
<F7>  $65,000 bonus paid in quarterly installments for one year with review thereafter. All options have an exercise price at market, when issued. Options for 50,000 issued as signing bonus on November 27, 2000; 50,000 to be issued on 5-31-01; 50,000 on 5-31-02;and 50,000 on
      5-31-03.  Options have a five year term from issuance.
<F8>  Incentive options for 127,500 shares of common stock of Bravo!.  If exercised now, the common stock underlying these options represents 15% of the issued and outstanding common stock of Bravo!. Mr. Guiliano receives from $5,000 to $30,000 for each dairy signed to participate in Bravo!'s Looney Tunes(TM) branded milk production program, depending upon the size of the dairy. Mr. Guiliano's compensation is an expense of Bravo!.
<F9>  Salary deemed paid to Mr. Beech for expense accounting purposes only.
<F10> These options were granted to Tamarind Management, Ltd., an affiliate of Mr. Downes.

Option grant table 1999 and 2000


                   Underlying    Percentage      Per Share        Expiration
Name & Position      Common       of Total       Exercise $          Date

1999
----

Stephen Langley      200,000        88.88%     market at         5 years from
Chief Operating                                12-1-99($1.10)    vesting

Officer (China)

Nancy Yuan            25,000        11.12%     market at         9-12-04
Chief Financial                                12-1-99 ($1.10)
Officer (China)

2000
----

Michael Edwards       50,000       100%        market at         5 years from
Sales VP                                       11-27-00($0.50)   vesting

Aggregated option exercises in fiscal 1998, 1999 and 2000

      None of the named executive officers exercised any stock options during fiscal 1998,1999 or 2000. The following table provides information on the value of such officers' unexercised options at December 31, 2000.

Aggregated 1999 and 2000 Fiscal Year End Option Value Table


                         Securities Underlying          Value of "In The Money"
Name & Position           Unexercised Options           Unexercised Options (1)
---------------          ---------------------          -----------------------

Roy G. Warren        410,914                                     $-0-

Stephen Langley      100,000 (100,000 unexercisable)             $-0-

Michael Edwards       50,000 (150,000 unexercisable)             $-0-

Nancy Yuan            25,000                                     $-0-

Charles Beech        510,914                                     $-0-

Paul Downes (2)    1,383,705                                     $-0-

--------------------
<F1>  On December 31, 1999 and 2000, our unrestricted common stock was quoted on the NASD Over The Counter Electronic Bulletin Board at a closing price of $0.81 and $0.2656, respectively; the reported dollar values represent the "in-the money" value of the options listed as of each year end.
<F2>  These options were granted to Tamarind Management, Ltd., an affiliate of Mr. Downes.

Compensation of Directors

      Directors were compensated for their travel expenses to and from board of directors' meetings in 1998, 1999 and 2000. There were four in person meetings and eleven telephonic meetings of the board in 1998, two in person meetings and eleven telephonic meetings of the board in 1999 and three in person meetings and five telephonic meetings of the board in 2000.

Employment contracts

      *  Stanley Hirschman, Chairman of the Board

      The Company has a month-to-month contract with Mr. Hirschman with monthly compensation set at $7,500 for the six-month period commencing September 1, 2000. During his employment, Mr. Hirschman also will receive three year incentive options for an additional 400,000 shares in tranches of 100,000 as the public trading price for the Company's stock attains certain pre-determined levels. The exercise price for these options will track the market price for common stock when granted.

      *  John McCormack, President and Chief Operating Officer

      The Company has a two-year contract with Mr. McCormack commencing December 1, 2000, at an annual base salary of $180,000. Mr. McCormack will receive100,000 shares of common stock and options for 400,000 shares at $0.75 per share as a signing bonus. The options for 400,000 shares vest 50% on December 31, 2001 and 2002, respectively and expire five years from vesting. During his employment, he also will receive five-year incentive options for an additional 500,000 shares in tranches of 100,000 as the public trading price for our stock attains certain pre-determined levels. The exercise price for these options will track the market price for The Company's common stock when granted.

      *  Michael Edwards, our Vice President for Sales

      The Company has a three-year contract with Mr. Edwards commencing June 1, 2000, at an annual base salary of $110,000 plus a $65,000 one-year bonus, payable quarterly. Mr. Edwards received five-year options for 50,000 shares of common stock at an exercise price of $0.69 per share as a signing bonus. He also will receive five-year option for an additional 150,000 shares in three annual tranches of 50,000, commencing May 1, 2001. These additional options will have an exercise prices that track the market price for the Company's common stock when granted.

      * Nancy Yuan, Chief Financial Officer for Chinese operations through mid 2000 and presently Comptroller for overall US operations

      Ms. Yuan has a five-year contract dated December 1, 1999 and effective September 13, 1999, at a base annual salary of $40,000, with an annual bonus of $5,000 in the first year. Ms. Yuan's employment agreement calls for her receipt of one time five-year stock options for 25,000 shares at an exercise price of $1.12 per share.

      * Stephen Langley, Chief Operating Officer (General Manager) of China Premium (Shanghai), wholly owned Chinese subsidiary

      Mr. Langley has a five-year contract dated December 1, 1999 and effective September 1, 1999, at a base annual salary of $75,000, with a quarterly bonus of $7,500 in the first year. In subsequent years, Mr. Langley's bonus is performance based. In addition, Mr. Langley receives a $48,000 annual housing allowance and a $22,000 education allowance for his family. Mr. Langley's employment agreement calls for his receipt of five-year stock options for 200,000 shares at an exercise price of $1.12 per share. These options are in four equal tranches of 50,000 with vesting over a three-year period.

      * Anthony Guiliano, President and Chief Operating Officer of Bravo! Foods, Inc.

      Mr. Guiliano has a five-year contract with the Company's Bravo! subsidiary, dated November 2000 and effective July 1, 2000. Mr. Guiliano receives a base salary of $120,000 plus an annual bonus of $30,000, payable quarterly, and incentive options for 127,500 shares of the common stock of Bravo!. If exercised now, the common stock underlying these options represents 15% of the issued and outstanding common stock of Bravo!. Mr. Guiliano receives from $5,000 to $30,000 for each dairy signed to participate in Bravo!'s Looney Tunes(TM) branded milk production program, depending upon the size of the dairy. Mr. Guiliano's compensation is an expense of Bravo!. Mr. Guiliano has received three-year options for 250,000 shares of the Company's common stock at $1.00 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our common stock on of January 31, 2001, as to

      * each person known to beneficially own more than 5% of our common stock
      *  each of the Company's directors
      *  each executive officer
      *  all directors and officers as a group

The following conditions apply to all of the following tables:

      * except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown

      *  the class listed as "common" includes the shares of common stock
         underlying our issued   convertible preferred stock, options and
         warrants

Holders of 5% or more of  the Company's common stock follows:


                  Name & Address of                 Amount & Nature of             Percent
Title of Class    Beneficial owner                 Beneficial Ownership           of Class
--------------    -----------------                --------------------           --------

Common            Amro International, S.A.         2,903,284                       11.5%
                  P.O. Box 4401
                  Zurich, Switzerland CH 8022

Common            Austinvest Anstalt Balzers       2,802,841                       11%
                  Landstrasse 938
                  9494 Furstentums
                  Balzers, Liechtenstein

Common            Esquire Trade & Finance Inc.     2,802,841                       11%
                  Trident Chambers
                  P.O. Box 146
                  Road Town, Tortola, B.V.I.

Common            Mr. Dale Reese                   3,157,985                       11.7%
                  125 Kingston Road
                  Media, PA

Common            Paul Downes                         24,182 (direct)               0.095%
                  Tamarind Management Ltd.         2,098,145 (indirect/control)     8.29%
                  5646 Windrift Lane
                  Boca Raton, FL 33433

Common            Libra Finance, S.A.              1,662,500                        6.57%
                  P.O. Box 4603
                  Zurich, Switzerland

Common            American Flavors China, Inc.     1,531,685                        6.05%
                  Florence & Noam Sender
                  (principal beneficial owners)
                  1007 Chestnut Street
                  Newton, MA 02164

Common stock owned by our directors follows:



                  Name & Address of                 Amount & Nature of             Percent
Title of Class    Beneficial owner                 Beneficial Ownership           of Class
--------------    -----------------                --------------------           --------

Common            Paul Downes                         24,182 (direct)               0.095%
                  Tamarind Management Ltd.         2,098,145 (indirect/control)     8.29%
                  5646 Windrift Lane
                  Boca Raton, FL 33433

Common            Roy G. Warren                      717,414                        2.83%
                  1128 Country Club Road
                  N. Palm Beach, FL 33408

Common            Robert Cummings                    310,000                        1.22%
                  2829 N.E. 44th Street
                  Lighthouse Point, FL 33064

Common            Michael G. Lucci                   210,000                        0.83%
                  49 Spanish River Drive
                  Ocean Ridge, FL 33435

Common            John McCormack                     200,000                        0.79%
                  8750 South Grant
                  Burridge, IL 60521

Common            Mr. Arthur W. Blanding              75,811                        0.29%
                  Janesville, WI 53545

Common            Phillip Pearce                      25,000                        0.098%
                  6624 Glenleaf Court
                  Charlotte, NC 28270

Common            Stanley Hirschman                    9,670                        0.38%
                  2600 Rutgers Court
                  Plano, Texas 75093

Common stock owned by our executive officers follows:



                  Name & Address of                 Amount & Nature of             Percent
Title of Class    Beneficial owner                 Beneficial Ownership           of Class
--------------    -----------------                --------------------           --------

Common            Roy G. Warren                      717,414                        2.83%
                  CEO/Director

Common            John McCormack                     200,000                        0.79%
                  President/COO/Director

Common            Stephen Langley                     70,000                        0.27%
                  Chairman/GM- China

Common            Michael L. Davis                    25,000                        0.098%
                  Chief Financial Officer

Common            Susan Lurvey                        12,000                        0.049%
                  Treasurer/Secretary

Common stock owned by our directors
 and executive officers as a group                 3,777,222                       14.9%

      The following is a breakdown of the amount of underlying common stock the listed holders have the right to acquire within sixty (60) days from convertible preferred stock, options and warrants. This underlying common stock has been included as part of the "common stock" listed in the above tables. For Amro International, S.A., Austinvest Anstalt Balzers, Esquire Trade & Finance Inc., Libra Finance, S.A., please refer to page 11 of this prospectus.


                                Total Equity and                             Underlying
Holder                          Rights to Equity    Type of Security        Common Stock
------                          ----------------    ----------------        ------------

Amro International, S.A.           2,903,284        Series D Convertible        456,890
                                                    Series F Convertible        778,812
                                                    Warrants                  1,505,759

Austinvest Anstalt Balzers         2,802,841        Series D Convertible        437,841
                                                    Series F Convertible        771,298
                                                    Warrants                  1,406,759

Esquire Trade & Finance Inc.       2,802,841        Series D Convertible        437,841
                                                    Series F Convertible        771,298
                                                    Warrants                  1,406,759

Mr. Dale Reese                     3,157,985        Options                     700,000

Tamarind                           2,122,327        Series B Convertible        107,440
Management, Ltd.                                    Options                   1,383,705
(Mr. Paul Downes)

Libra Finance, S.A.                1,662,500        Warrants                  1,662,500

Roy G. Warren                        670,414        Options                     410,914

Michael L. Davis                      25,000        Options                      25,000

Steve Langley                         70,000        Options                      50,000

      There currently are no arrangements that may result in a change of ownership or control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans/Fees

      In February, 1997 the Company issued 25,000 shares of common stock in exchange for 100% of equity interest of Manor Products Corp. Manor was a Delaware company established on January 10, 1996. In early 1996, 80% of equity interest of Manor was bought by the principal of the initial founding entity of the Company. Accordingly, this acquisition was regarded as a related party transaction.

      In January, 1997, the major limited partner of China Peregrine Enterprises loaned US $200,000 to that limited partnership in order for China Peregrine Enterprises to meet interim registered capital requirements of the Green Food Peregrine Articles of Association and Joint Venture Contract. In March, 1997, three shareholders together provided a loan of US $1,315,000 to pay China Peregrine Enterprises' final registered capital requirement to Green Food Peregrine. This last capital contribution was set by the Board of Directors of Green Food Peregrine as a condition precedent to the approval of the Company's acquisition of the interest of China Peregrine Enterprises in and to the

Green Food Peregrine joint venture. These two loans were paid off during May and June, 1997, utilizing the proceeds from a Rule 504 regulation D offering.

      In March, 1997, a holder of the majority of the partnership interests in China Peregrine Enterprises, together with two other investors of ours, assumed a US $1,260,000 outstanding line of credit owed by the limited partnership to a Tennessee-based financial institution. On March 15, 1997, the Company issued 1,260,000 shares of its Series B preferred stock to these shareholders in consideration for this assumption. The line of credit was paid in full in October, 1997.

          In the course of setting up the Hangzhou Meilijian joint venture, Meilijian contributed fixed assets with a value in excess of its required capital contribution amount. Based on an agreement signed by the Chinese and American investors, the excess portion was treated as a fixed asset loan from Meilijian at an interest rate of 8% per annum. The balance of this loan at December 31, 1998 was $560,080.

          On January 1, 1994, Meilijian provided the use of its trademark, which was valued at RMB500,000 -approximately US $60,245. This was recorded this trademark value as a part of deferred assets and a shareholder loan. We recorded amortization of RMB50,000 -approximately US $6,025- per year for trademark and paid cash of RMB50,000 to Meilijian per year against the shareholder loan. The balance of this loan at December 31, 1998 was $36,238. Accumulated interest on these loans amounted to $81,265.

Relationships

      Mr. Paul Downes has investment power with respect to the affairs of Tamarind Management, Ltd. Accordingly, the Company's securities held by Mr. Downes and Tamarind have been combined in this document for reporting purposes. The Downes/Tamarind ownership of issued and underlying shares of common stock, Series B Preferred Stock and Options represents 8.93% of all issued and outstanding common stock and shares of common stock underlying the preferred stock plus unexercised options and warrants.

      The Company purchased the assets of China Peregrine Enterprises, Limited in March of 1997, in exchange for 1,040,000 shares of common stock. At the time of this asset purchase, Mr. Dale Reese was the major equity holder in the China Peregrine Enterprises limited partnership and Mr. Charles Beech controlled the activities of China Peregrine Enterprises by virtue of his control of China Peregrine International, Inc., the General Partner of China Peregrine Enterprises. At the time of the asset purchase, Messrs. Reese and Beech were two of the Company's three directors. As noted above, through the assumption of a loan in excess of one million dollars owed by China Peregrine Enterprises to a Tennessee bank, and by virtue of his position as one of our founders, and through stock purchases, Mr. Reese presently holds 9.7% of our equity. Mr. Beech, directly and through Peregrine Enterprises, Inc., presently holds less than 1% of the Company's equity.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits
    --------


           SEC
Exhibit    Reference
No.        No.          Title of Document
-------    ---------    -----------------

1a         2            Asset Purchase Agreement China Peregrine Enterprises, Limited      (1)

1b         2            Interim Agreement to Operate  China Peregrine Project              (1)

2a         3(i)         Articles of Incorporation                                          (1)

2b         3(i)         Amended Articles (name change)                                     (1)

3          3(ii)        Restated Bylaws China Peregrine Food Corporation                   (1)

4a         4            Rights of Equity Holders   Common see Articles of Incorporation    (1)

4b         4            Preferred, Series A and B Designation                              (1)

4c         4            Preferred, Series C Designation                                    (1)

4d         4            Preferred, Series D Designation                                    (2)

4e         4            Preferred, Series D Amended                                        (4)

4f         4            Preferred, Series E Designation                                    (3)

4g         4            Preferred, Series F Designation                                    (4)

4h         4            Preferred, Series G Designation                                    (5)

5          10           Material Contracts  Green Food Joint Venture Contract              (1)

6          10           Material Contracts  Hangzhou Meilijian Joint Venture Contract      (1)

7a         10           Material Contracts   Asset Purchase Agreement                      (1)
                        American Flavors China, Inc

7b         10           First Amendment (1-28-98)                                          (1)

7b         10           Second Amendment (6-19-98)                                         (1)

7f         10           Agreement to Form Yangling Mandarin                                (6)

7g         10           Milk Supply Agreement Hangzhou Meilijian                           (6)

7h         10           Milk Supply Agreement Huai Nan Dairy                               (6)

7i         10           Bravo! - Quality Chekd Promotion Agreement                         (6)

7j         10           Bravo! - Dairy Production Agreement                                (6)

7k         10           Warner Bros./China Premium License Agreement                       (7)

7l         10           Warner Bros./China Premium License Agreement (modified)            (7)

7m         10           Warner Bros./Bravo! Foods License Agreement                        (7)

7o         10           Employment Contracts                                               (7)

7p         10           Omega Consulting Contract                                          (7)

7q         10           Lane Cracker Contract                                              (7)

7r         10           Lease: US corporate offices,  N.Palm Beach, FL                     (7)

7s         10           Lease: Langley residence Pudong, Shanghai, PRC                     (7)

8          21           Subsidiaries Articles of Association Green Food Peregrine          (1)

9          21           Subsidiaries Articles of Association Hangzhou Meilijian            (1)

9a         21           Subsidiaries  Certificate of Incorporation Bravo! Foods, Inc.      (6)

9b         21           Subsidiaries Articles of Association                               (6)
                        China Premium Food Corporation (Shanghai) Co., Inc.

11         99           Hangzhou Meilijian Audited Financial                               (4)
                        Statements, Years Ending December 31,1998 and 1999

--------------------
<F1>  Filed with Form 10SB/A First Amendment
<F2>  Filed with Form 10QSB for 3-31-99
<F3>  Filed with Form 10QSB for 6-30-99
<F4>  Filed with Form 10K-SB for 12-31-99
<F5>  Filed with Form 10QSB for 6-30-00
<F6>  Filed with Form SB-2/A Second Amendment
<F7>  Filed with Form SB-2/A Third Amendment

(b) Reports on Form 8-k During the Last Quarter of 2000:
    ----------------------------------------------------

December 9, 2000   Item 3. Sale of Hangzhoou Meilijian
                   Item 5.  Election of Mr. John McCormack as President and COO

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, China Premium Food Corporation has caused this eport to be signed on its behalf by the undersigned, thereunder duly authorized, this March 29, 2001.


                                  CHINA PREMIUM FOOD CORPORATION
                                  (Formerly China Peregrine Food Corporation)

                                  By: /S/ Roy G. Warren,
                                      Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, China Peregrine Food Corporation has caused this amended report to be signed on its behalf by the undersigned in the capacities and on the dates stated.


Signature               Title                      Date
---------               -----                      ----

/S/ Roy G. Warren       Chief Executive Officer    March 29, 2001
and Director

/S/ Michael L. Davis    Chief Financial Officer    March 29, 2001

/S/ Susan Lurvey        Secretary, Treasurer       March 29, 2001
