Form 10QSB
period 2001-03-31
CHINA PREMIUM FOOD CORP
filed 2001-05-15
CIK 1061029

---------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   Commission File Number          0-20549

                      BRAVO! FOODS INTERNATIONAL CORP.
       (Exact name of registrant as specified in its amended charter)

                                  formerly
                       China Premium Food Corporation

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
                             Yes [X]      No[ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

  Date                         Class                   Shares Outstanding
05/10/01                    Common Stock                   13,195,414

                      BRAVO! FOODS INTERNATIONAL CORP.

                              TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements                                          F-1

          Consolidated balance sheets as of
          March 31, 2001 (unaudited) and December 31, 2000              F-1

          Consolidated statements of operations
          (unaudited) for the three months ended
          March 31, 2001 and 2000                                       F-3

          Consolidated statements of cash flows
          (unaudited) for the three months ended
          March 31, 2001 and 2000                                       F-4

          Notes to onsolidated financial statements (unaudited)         F-5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            7

PART II.  OTHER INFORMATION

Item 2.   Changes In Securities and Use of Proceeds                      9

Item 6.   Exhibits and reports on Form 8-K                              10

SIGNATURES                                                              10

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                            December 31,       March 31,
                                                2000              2001
                                            ------------       ---------

Assets

Current assets:
  Cash and cash equivalents                 $     35,376      $    115,645
  Restricted cash (Note 1)                       161,000           161,000
  Accounts receivable                             30,061            97,247
  Note receivable                                716,000                 -
  Other receivable                                16,549            19,223
  Advance to vendor                               13,703            45,935
  Inventories                                    192,574           109,357
  Deferred interest                               28,500            14,250
  Other                                                -               642
  Prepaid expenses                                26,153            26,758
                                            ------------------------------

Total current assets                           1,219,916           590,057

Furniture and equipment, net                     162,877           153,976
License rights, net                              655,982           573,036
Deposits                                          10,000            10,000
                                            ------------------------------

Total assets                                $  2,048,775      $  1,327,069
                                            ==============================

Liabilities and Shareholders' Equity

Current liabilities:
  Bank loan - Fujian Bank (Note 1)          $    142,557      $    142,557
  Current portion of note payable                202,743           187,743
  Current portion of note payable to
   Warner Brothers                               335,000           368,750
  Other payables                                  48,274            67,697
  Accrued liabilities                            695,243           940,167
                                            ------------------------------

Total current liabilities                      1,423,817         1,706,914

Note payable to Warner Brothers, less
 current portion                                 163,750           105,000
Dividends payable                                154,342           193,297
                                            ------------------------------
Long-term liabilities                            318,092           298,297
                                            ------------------------------

Total liabilities                              1,743,909         2,005,211
                                            ------------------------------

Commitments and contingencies

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                            December 31,       March 31,
                                                2000              2001
                                            ------------       ---------

Shareholders' Equity (Note 2):
  Series A convertible preferred stock,
   par value $0.001 per share, 500,000
   shares authorized, no shares
   outstanding                                         -                 -
  Series B convertible, 9% cumulative,
   and redeemable preferred stock, stated
   value $1.00 per share, 1,260,000
   shares authorized, 107,440 and
   107,440 shares issued and outstanding,
   redeemable at $107,440                        107,440           107,440
  Series C convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $3.00 per share, no shares
   outstanding                                         -                 -
  Series D convertible, 6% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 110,250 and
   110,250 shares issued and outstanding       1,060,178         1,060,178
  Series E convertible, 6% cumulative and
   redeemable preferred stock, stated
   value $2.50 per share, 330,000 shares
   issued and converted into common
   stock, no shares outstanding                        -                 -
  Series F convertible and redeemable
   preferred stock, stated value $10.00
   per share, 174,999 and 174,999 shares
   issued and outstanding                      1,616,302         1,616,302
  Series G convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 100,000 and
   100,000 shares issued and outstanding         888,953           888,953
  Common stock, par value $0.001 per
   share, 20,000,000 shares authorized,
   13,095,414 and 13,195,414 shares
   issued and outstanding                         13,095            13,195
  Stock Subscribed                                     -           250,000
  Additional paid-in capital                  14,870,754        14,945,654
  Accumulated deficit                        (18,249,856)      (19,559,864)
                                            ------------------------------

Total shareholders' equity                       306,866           678,142
                                            ------------------------------

Total liabilities and shareholders' equity  $  2,050,866      $  1,327,069
                                            ==============================

See accompanying to consolidated financial statements.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        2000             2001
                                                        ----             ----
                                                     (Unaudited)      (Unaudited)

Revenue                                              $         -      $   172,091

Cost of revenue                                                -          123,096
                                                     ----------------------------

Gross profit                                                   -           48,995

Selling expenses                                                           76,242
General and administrative expense                       685,183        1,229,254
                                                     ----------------------------

Loss from operations                                    (685,183)      (1,256,501)

Other income (expense)
  Interest expense, net                                   (4,909)         (14,552)
  Loss on investment in Meilijian                        (47,332)               -
                                                     ----------------------------

Loss before income taxes                                (737,424)      (1,271,053)

Income tax provision                                           -                -
                                                     ----------------------------

Net loss                                                (737,424)      (1,271,053)

Dividends accrued for Series B preferred stock           (28,350)          (2,417)
Dividends accrued for Series C preferred stock              (883)               -
Dividends paid and accrued for Series D preferred
 stock                                                  (340,531)         (16,538)
Dividends accrued for Series G preferred stock                 -          (20,000)
                                                     ----------------------------

Net loss applicable to common shareholders           $(1,107,188)     $(1,310,008)
                                                     ============================

Weighted average number of common shares
 outstanding                                          10,343,018       13,195,414
                                                     ============================

Basic and diluted loss per share                     $     (0.11)     $     (0.10)
                                                     ============================

See accompanying notes to consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2000            2001
                                                                ----            ----
                                                            (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                                  $(737,424)      $(1,272,053)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                              45,586            94,086
    Loss on investment in Meilijian                            47,332                 -
    Stock issuance in exchange for services                    50,000            75,000
    Issuance of common stock for penalty expense
     incurred on Series D preferred stock                      93,750                 -
    Amortization of deferred interest                               -            14,250
    Increase (decrease) from changes in:
      Prepaid expenses                                        (44,486)             (605)
      Accounts Receivable                                           -           (67,186)
      Other receivable                                        (79,728)            9,466
      Note Receivable                                               -           716,000
      Advance to vendors                                            -           (32,232)
      Inventories                                                   -            83,217
      Other deferred charges                                        -              (642)
      Accounts payable and accrued expenses                   151,858           252,207
                                                            ---------------------------

Net cash used in operating activities                        (473,112)         (127,492)
                                                            ---------------------------

Cash flows from investing activities:
  Purchase of equipment                                        (7,479)           (2,239)
                                                            ---------------------------

Net cash used in investing activities                          (7,479)           (2,239)
                                                            ---------------------------

Cash flows from financing activities:
  Proceeds of Series D preferred stock                        490,000                 -
  Proceed from stock subscription                                   -           250,000
  Payment of note payable and bank loan                       (16,869)          (40,000)
                                                            ---------------------------

Net cash provided by financing activities                     473,131           210,000
                                                            ---------------------------

Net decrease in cash and cash equivalents                      (7,460)           80,269

Cash and cash equivalents, beginning of period                 16,854            35,376
                                                            ---------------------------

Cash and cash equivalents, end of period                    $   9,394       $   115,645
                                                            ===========================

Cash paid during the period:
  Interest                                                  $   4,913       $         -
                                                            ===========================

Supplemental disclosure of non-cash activities
  Issuance of common stock for services                     $       -       $    75,000
  Conversion of accrued services fees to common stock         173,486                 -
  Accrued dividend                                             45,588            38,955
  Deemed dividend on Series D preferred stock                 324,176                 -
  Effect of changes of exchange rate on investment and
   advances to Meilijian                                          645                 -
                                                            ===========================

See accompanying notes to consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Organization and Business

China Premium Food Corporation (the Company) was incorporated under the
laws of the State of Delaware on April 26, 1996.   In March 2001, the
Company changed its name to Bravo!  Foods International Corp.

The Company and its subsidiaries, China Premium Food Corp (Shanghai) Co. Ltd. and Bravo! Foods, Inc., are engaged in the co-production, marketing and distribution of branded dairy and snack food products in the People's Republic of China and the United States.

The Company purchased a 52% equity interest in Hangzhou Meilijian Dairy Products Co., Ltd. (Meilijian) from American Flavors China, Inc. in 1998 in exchange for consideration of approximately $2,000,000, including shares of the Company's common stock valued at $1,531,685. On November 12, 2000, the Company signed an agreement with the Chinese partner in Meilijian pursuant to which the Company's 52% interest in Meilijian was sold to the Chinese partner for cash consideration of $895,000. Of the $895,000, $179,000 was received in November 2000 with the remaining $716,000 being received in January 2001.

In December 1999, the Company obtained Chinese government approval for the registration of China Premium Food Corp (Shanghai) Co. Ltd., a wholly owned subsidiary, in the Wai Gao Qiao "free trade zone" in Shanghai, China. This subsidiary was formed to import, export and distribute food products and market and distribute branded dairy products and snack foods on a wholesale level in China. In December 1999, the Company formed Bravo! Foods, Inc. in Delaware, a wholly owned subsidiary, to market and distribute branded dairy
products in the United States.    Both of these subsidiaries market and
distribute branded milk products through supply contracts or production with regional dairy processors in the US and China.

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2000.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

During 2000, the Company wired $161,000 to a Chinese commercial bank in Shanghai as collateral to borrow RMB loans from the bank. With the $161,000 of time deposit as collateral, the bank agreed to loan CPFC Shanghai the maximum RMB amount not to exceed 90% of the value of certificate of deposit. The bank loans bear interest at 6.435% per annum and mature on September 11, 2001 for RMB1,180,000 (equivalent of US$142,557) at March 31, 2001. The proceeds of RMB loans from the bank can be used only for working capital purposes.

Note 2 - Transactions in Shareholders' Equity

On January 2, 2001, the Company hired a new President and Chief Operating Officer and entered into an employment agreement with him pursuant to which the Company granted the individual 100,000 shares of its common stock and options to purchase an additional 400,000 shares of common stock at a per share price of $0.75. Accordingly, the Company recognized a non-cash compensation expense of $75,000.

On March 6, 2001, a sophisticated and accredited investor deposited $250,000 with the Company as consideration for 25,000 shares of Series H convertible preferred stock to be issued. The Series H convertible preferred stock is priced at $10.00 per unit. The Series H convertible preferred stock has a stated value of $10.00 per share and a conversion feature of $0.50 per share. The Series H convertible preferred stock will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The gross proceeds of $250,000 are the first tranche of a total offering of Series H convertible preferred stock having aggregate gross proceeds of $1,100,000. As of March 31, 2001 the Series H Preferred Stock had not been issued to the investor.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

          MANAGEMENT DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION
                            AND OPERATION RESULTS

RESULTS OF OPERATIONS

Financial Condition March 31, 2001

      As of March 31, 2001, the Company had an accumulated deficit of $19,559,864. As of March 31, 2001, the Company had cash on hand of $276,645, of which 161,000 is restricted as collateral for a Chinese bank loan to China Premium (Shanghai), and reported total shareholders' equity of $678,142.

      For this same period of time, the Company had revenue of $172,091 and general and administrative expenses of $1,229,254. The continued increase in these expenses from prior periods is a result of intensified activities in establishing a branded flavored milk business in China and the United States. Advances were made to the Company's wholly owned subsidiaries, China Premium Food Corp (Shanghai) Co., Ltd., and Bravo! Foods, Inc. , to fund expenses associated with the distribution logistics, promotion and production of Looney Tunes(tm) branded milk products and snack crackers.

      After net interest expenses of $14,552, costs of goods sold of $123,096 and selling expenses of $76,242 incurred in the operations of the Company's Chinese and U.S. wholly owned subsidiaries, , the Company had a net loss of $1,271,053.

Three Months Ended March 31, 2000 Compared to
 Three Months Ended March 31, 2001

      The Company generated revenue of $172,091 for the three months ended March 31, 2001 compared to $0 for the same period of 2000. The revenue consisted of two parts: $132,000 was generated in US operation and $40,091 was generated in China operation. The gross profit ratio was approximately 28.5%. The Company expects to generate more revenue in its U.S. operation in the near future. Associated with the revenue generating activities, the Company incurred $76,242 selling expense in China operation due to marketing and promotion activities.

      General and administrative expenses increased by $544,071 to $1,229,254 for the three months ended March 31, 2001, representing approximately a 79% increase, compared to $$685,183 for the same period of 2000. This increase reflects the costs associated with the continued establishment and funding the daily operations of new businesses in China and the United States. In addition, general and administrative expenses increased as a result of accounting and legal expenses associated with the preparation and filing of SEC reporting documents by the Company and legal expenses associated with the Company's subsidiaries and the Looney Tunes(tm) contract negotiations.

      The Company's net loss increased by $533,629 to $1,271,053 for the three months ended March 31, 2001, representing a 72% increase, compared to net loss of $737,424 for the same period of 2000. The increased in net loss was due to the increased selling, general and administrative expenses associated with the continued launch of the Looney Tunes(tm) branded milk programs in China and the United States in 2001.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

          MANAGEMENT DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION
                            AND OPERATION RESULTS

      The Company reported a loss of $0.10 per share for the three months ended March 31, 2001, compared to a loss of $0.11 per share for the same period of 2000, representing a 9% decrease. The decrease in loss per share is due mainly to the increase in the number of common shares outstanding.

Liquidity and Capital Resources

      As of March 31, 2000, the Company reported that net cash used in operating activities was 473,112, net cash used in investing activities was $7,479, and net cash provided by financial activities was $473,131.

      As of March 31, 2001, the Company reported that net cash used in operating activities was $127,492, net cash used in investing activities was $2,239, and net cash provided by financial activities was $210,000.

      Net cash used in operating activities decreased by $345,620 to $127,492 for the three months ended March 31, 2001, representing approximately 73% decrease, compared to $473,112 of net cash used in operating activities for the same period of 2000. The decrease in negative cash flow in operating activities reflects the Company's receipt, in 2001, of the balance of the proceeds from the sale of its 52% equity interest in Meilijian.

      Net cash used in investing activities decreased by $5,240 to $2,239 for the three months ended March 31, 2001, representing a 70% decrease, compared to $7,479 for the same period of 2000. The decrease mainly was due to the decrease in purchasing additional equipment.

      Net cash provided by financing activities decreased by $263,131 to $210,000 for the three months ended March 31, 2001, representing a 56% decrease, compared to $473,131 for the same period of 2000. The decrease was due mainly to the decrease in fund raising.

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

      The Company currently has monthly working capital needs of approximately $200,000. The Company anticipates 2001 revenues to exceed $100,000 per month by June2001 and $200,000 per month by October 2001. Total revenues are projected at $1,500,000 for the year 2001, with December 2001 showing an anticipated profit of approximately $5,000.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

          MANAGEMENT DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION
                            AND OPERATION RESULTS

Debt Structure

      During the first quarter of 2001, the Company paid $15,000 and $25,000 to International Paper and Warner Brothers, respectively. Since the note of 187,743 payable to International Paper will be due in 2001, the Company will seek to raise necessary fund to pay off this note or to extend this note again, if possible. Regarding the note payable to Warner Brothers, the Company believes that the the cash flow generated through its U.S. operation will be sufficient to satisfy its obligations to Warner Bros. during 2001.

EFFECTS OF INFLATION

      The Company believes that inflation has not had a material effect on its net sales and results of operations.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

      The Company's operating subsidiary, China Premium (Shanghai), is located in China. It buys and sells products in China using Chinese Renminbi as functional currency. Based on Chinese government regulation, all foreign currencies under the category of current account are allowed to freely exchange with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, there is no assurance that there will be no significant change in exchange rates in the near future.


PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

      On January 2, 2001, an employment agreement with a new President and Chief Operating Officer became effective pursuant to which the Company granted 100,000 shares of its common stock and options to purchase an additional 400,000 shares of common stock at a per share price of $0.75. The Company recognized a non-cash compensation expense of $75,000.

      On March 6, 2001, a sophisticated and accredited investor deposited $250,000 with the Company as consideration for 25,000 shares of Series H
convertible preferred stock to be issued.   The Series H convertible
preferred stock is priced at $10.00 per unit. The Series H convertible preferred stock has a stated value of $10.00 per share and a conversion feature of $0.50 per share. The Series H convertible preferred stock will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The gross proceeds of $250,000 are the first tranche of a total offering of Series H convertible preferred stock having aggregate gross proceeds of $1,100,000. As of March 31, 2001 the Series H Preferred Stock had not been issued to the investor.

Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits - Required by Item 601 of Regulation S-B.

            None

      (b)   Reports on Form 8-K

            None


SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.


                                       BRAVO! FOODS INTERNATIONAL CORP.
                                       (Registrant)

Date:  May 14, 2001

                                       /s/  Roy G. Warren
                                       --------------------------------------
                                       Roy G. Warren, Chief Executive Officer