Form 10QSB
period 2001-06-30
CHINA PREMIUM FOOD CORP
filed 2001-08-14
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2001

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
      Yes  [X]      No[ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

  Date                         Class                   Shares Outstanding
08/10/01                    Common Stock                   13,195,414

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements                                           F-1

         Consolidated balance sheets as of                              F-1
         June 30, 2001 (unaudited) and December 31, 2000

         Consolidated statements of operations                          F-3
         (unaudited) for the three and six months ended
         June 30, 2001 and 2000

         Consolidated statements of cash flows                          F-4
         (unaudited) for the six months ended
         June 30, 2001 and 2000

         Notes to consolidated financial statements (unaudited)         F-5

Item 2.  Management's Discussion and Analysis of Financial                8
         Condition and Results of Operations

PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds                       11

Item 6.  Exhibits and reports on Form 8-K                                12

SIGNATURES                                                               12

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                              December 31,        June 30,
                                                  2000              2001
                                              ------------        --------

Assets

Current assets:
  Cash and cash equivalents                   $    35,376       $    15,280
  Restricted cash (Note 1)                        161,000           161,004
  Accounts receivable                              30,061           114,268
  Note receivable                                 716,000                 -
  Other receivable                                 16,549            15,726
  Advance to vendor                                13,703            24,890
  Inventories                                     192,574           106,613
  Deferred interest                                28,500                 -
  Other                                                 -               587
  Prepaid expenses                                 26,153            23,973
                                              -----------------------------

Total current assets                            1,219,916           462,341

Furniture and equipment, net                      162,877           145,694
License rights, net                               655,982           490,089
Deposits                                           10,000            10,000
                                              -----------------------------

Total assets                                  $ 2,048,775       $ 1,108,124
                                              =============================

Liabilities and Shareholders' Equity

Current liabilities:
  Bank loan - Fujian Bank (Note 1)            $   142,557       $   142,560
  Current portion of note payable                 202,743           187,743
  Current portion of note payable to
   Warner Brothers                                335,000           368,750
  Other payables                                   48,274            29,650
  Accrued liabilities                             695,243         1,185,478
                                              -----------------------------

Total current liabilities                       1,423,817         1,914,181

Note payable to Warner Brothers, less
 current portion                                  163,750           105,000
Dividends payable                                 154,342           232,252
                                              -----------------------------
Long-term liabilities                             318,092           337,252
                                              -----------------------------

Total liabilities                               1,741,909         2,251,433
                                              -----------------------------

Commitments and contingencies

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

Shareholders' Equity (Note 2):
  Series A convertible preferred stock,
   par value $0.001 per share, 500,000
   shares authorized, no shares outstanding             -                 -
  Series B convertible, 9% cumulative,
   and redeemable preferred stock, stated
   value $1.00 per share, 1,260,000 shares
   authorized, 107,440 and 107,440 shares
   issued and outstanding, redeemable
   at $107,440                                    107,440           107,440
  Series C convertible, 8% cumulative and
   redeemable preferred stock, stated value
   $3.00 per share, no shares outstanding               -                 -
  Series D convertible, 6% cumulative and
   redeemable preferred stock, stated value
   $10.00 per share, 110,250 and 110,250
   shares issued and outstanding                1,060,178         1,060,178
  Series E convertible, 6% cumulative and
   redeemable preferred stock, stated value
   $2.50 per share, 330,000 shares issued
   and converted into common stock, no
   shares outstanding                                   -                 -
  Series F convertible and redeemable
   preferred stock, stated value $10.00
   per share, 174,999 and 174,999 shares
   issued and outstanding                       1,616,302         1,616,302
  Series G convertible, 8% cumulative and
   redeemable preferred stock, stated value
   $10.00 per share, 100,000 and 100,000
   shares issued and outstanding                  888,953           888,953
  Common stock, par value $0.001 per share,
   20,000,000 shares authorized, 13,095,414
   and 13,195,414 shares issued and
   outstanding                                     13,095            13,195
  Stock Subscribed                                      -           550,000
  Additional paid-in capital                   14,870,754        14,945,654
  Accumulated deficit                         (18,249,856)      (20,333,291)
  Translation adjustment                                -             8,260
                                              -----------------------------

Total shareholders' equity                        306,866        (1,143,309)
                                              -----------------------------

Total liabilities and shareholders' equity    $ 2,048,775       $ 1,108,124
                                              =============================

See accompanying notes to consolidated financial statements.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                      ----------------------              ---------------------
                                                      2000              2001              2000              2001
                                                      ----              ----              ----              ----
                                                   (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

Sales                                              $         -       $   158,683       $         -       $   330,774
Cost of goods sold                                           -            20,335                 -           143,431
                                                   ----------------------------------------------------------------
Gross margin                                                 -           138,348                 -           187,343
Selling expense                                         90,000            70,710            90,000           146,952
General and administrative expense                     811,509           787,890         1,496,692         2,017,144
                                                   ----------------------------------------------------------------
Loss from operations                                  (901,509)         (720,252)       (1,586,692)       (1,976,753)

Other expense:
  Interest expense, net                                 (1,438)          (14,220)           (6,347)          (28,772)
  Loss on investment in Meilijian                      (72,497)                -          (119,829)                -
                                                   ----------------------------------------------------------------
Loss before income taxes                              (975,444)         (734,472)       (1,712,868)       (2,005,525)
Income tax provision                                         -                 -                 -                 -
                                                   ----------------------------------------------------------------
Net loss                                              (975,444)         (734,472)       (1,712,868)       (2,005,525)
Dividends accrued for Series B preferred stock          (5,458)           (2,417)          (33,808)           (4,834)
Dividends accrued for Series C preferred stock               -                 -              (883)                -
Dividends accrued for Series D preferred stock        (191,574)          (16,538)         (532,105)          (33,076)
Dividends accrued for Series F preferred stock        (421,755)                -          (421,755)                -
Dividends accrued for Series G preferred stock        (146,167)          (20,000)         (146,167)          (40,000)
                                                   ----------------------------------------------------------------

Net loss applicable to common shareholders         $(1,740,398)      $  (773,427)      $(2,847,586)      $(2,083,435)
                                                   =================================================================

Weighted average number of common shares
 outstanding                                        11,531,337        13,195,414        11,019,257        13,194,862
                                                   =================================================================

Basic and diluted loss per share                   $     (0.15)      $     (0.06)      $     (0.26)      $     (0.16)
                                                   =================================================================

Comprehensive loss and its components
 consist of the following:
  Net loss                                         $(1,740,398)      $  (773,427)      $(2,847,586)      $(2,083,435)
  Foreign currency translation adjustment                  753             8,260                99             8,260
                                                   ----------------------------------------------------------------

Comprehensive loss                                 $(1,739,645)      $  (765,167)      $(2,847,487)      $(2,075,175)
                                                   =================================================================

See accompanying notes to consolidated financial statements.

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended June 30,
                                                        -----------------------------
                                                           2000              2001
                                                           ----              ----
                                                       (Unaudited)       (Unaudited)

Cash flows from operating activities
  Net loss                                             $(1,712,868)      $(2,005,525)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                           90,139           188,201
    Issuance of stock in exchange for services             112,486            75,000
    Issuance of common stock for penalty expenses           37,500                 -
    Investment loss - Meilijian                            119,928                 -
    Amortization of deferred interest                            -            28,500
    Increase (decrease) from changes in:
      Other receivable                                           -            12,962
      Prepaids expenses                                    (64,096)            2,180
      Accounts receivable                                        -           (84,207)
      Advance to vendors                                         -           (11,187)
      Inventories                                                -            85,961
      Other deferred charges                                     -              (587)
      Accrued liabilities                                  (45,455)          459,471
                                                       -----------------------------

Net cash used in operating activities                   (1,462,366)       (1,249,231)
                                                       -----------------------------

Cash flows from investing activities
  Purchase of equipment and machinery                      (10,837)           (5,125)
  Note receivable                                         (255,618)          716,000
  Advance to Shanghai                                     (279,728)                -
  Purchase of licensing rights from WB                     (50,000)                -
                                                       -----------------------------

Net cash used in investing activities                     (596,183)          710,875
                                                       -----------------------------

Cash flows from financing activities
  Proceeds from stock subscription                               -           550,000
  Proceeds from issuance of Preferred Series D             490,000                 -
  Proceeds from issuance of Preferred Series F           1,480,000                 -
  Proceeds from issuance of Preferred Series G             675,000                 -
  Proceeds from issuance of common stock                   244,303                 -
  Borrowings from note payable                              63,750                 -
  Repayments of note payable                              (119,120)          (40,000)
                                                       -----------------------------

Net cash provided by financing activities                2,833,933           510,000
                                                       -----------------------------

Effect of exchange rate changes on cash                       (638)           (8,260)
                                                       -----------------------------

Net increase in cash and cash equivalents                  774,746           (20,096)

Cash and cash equivalents, beginning of period              16,854            35,376
                                                       -----------------------------

Cash and cash equivalents, end of period               $   791,600       $    15,280
                                                       =============================

Cash paid during the period:
  Interest                                             $     9,380       $         -
                                                       =============================

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

In December 1999, the Company obtained Chinese government approval for the registration of China Premium Food Corp. (Shanghai) Co. Ltd., a wholly owned subsidiary, in the Wai Gao Qiao "free trade zone" in Shanghai, China. This subsidiary was formed to import, export and distribute food products and market and distribute branded dairy products and snack foods on a wholesale level in China. In December 1999, the Company formed Bravo! Foods, Inc. in Delaware, a wholly owned subsidiary, to market and distribute branded dairy products in the United States. Both of these subsidiaries market and distribute branded milk products through supply contracts or production with regional dairy processors in the US and China.

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2000.

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

On March 6, 2001, a sophisticated and accredited investor deposited $250,000 with the Company as consideration for 25,000 shares of Series H
convertible preferred stock to be issued.   Through the period ended June
30, 2001 the Company received an additional $300,000. The Series H convertible preferred stock is priced at $10.00 per unit. The Series H convertible preferred stock has a stated value of $10.00 per share and a conversion feature of $0.50 per share. The Series H convertible preferred stock will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The gross proceeds of $550,000 were part of a total offering of Series H convertible preferred stock having aggregate gross proceeds of $1,100,000. As of June 30, 2001 the Series H Preferred Stock had not been issued to the investor.

Note 3 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142).

SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The adoption of SFAS 141 is not expected to have a material impact on the consolidated financial statements.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The implementation of SFAS 142 did not have a material effect on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

The Company grants production and marketing rights to regional dairies to produce Looney Tunes(TM) flavored milk and generates revenue primarily through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the diaries for the production, promotion and sales rights for the branded flavored milk. New dairies participating in this program typically submit an initial order that is larger than subsequent orders to create an inventory of flavor ingredients sufficient to meet current production needs and a "pipeline" reserve for production needs on a continuing basis. The creation of "pipeline" reserves has the potential effect of increasing revenues in those quarters in which new dairies initiate kit orders.

Financial Condition June 30, 2001

As of June 30, 2001, the Company had an accumulated deficit of $20,333,291. As of June 30, 2001, the Company had cash on hand of $15,280 and reported negative total shareholders' equity of $1,143,309. For this same period of time, the Company had revenues of $330,774 and general and administrative expenses of $2,017,144.

Revenues decreased by approximately $14,000 in the three months ended June 30, 2001 compared to the three months ended March 31, 2001. The Company's U.S. operation reported a revenue increase of approximately $7,000, while the China operation revenues decreased by $21,000 for this later period. The decreased revenues of the China operation resulted from the Company's continued transition to the Looney Tunes(TM) branded milk "kit" business model from a direct production based business model. The extent of increases in ongoing kit orders in the U.S. during the three months ended June 30, 2001 is not apparent in the reported revenue owing to a large initial order from a new dairy in the three months ended March 31, 2001.

The continued increase in general and administrative expenses from prior periods is a result of intensified activities in establishing a branded flavored milk business in China and the United States. Advances were made to the Company's wholly owned subsidiaries, China Premium Food Corp. (Shanghai) Co., Ltd., and Bravo! Food, Inc., to fund expenses associated with the operational logistics, travel, promotion and marketing associated with the production of Looney Tunes(TM) branded milk products by regional dairies under contract with the Company or its subsidiaries.

After net interest expense of $28,772 and selling expenses of $146,952, the Company had a net loss of $2,005,525.

Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

The Company generated revenue of $330,774 for the six months ended June 30, 2001 compared to $0 for the same period of 2000. The revenue consisted of two parts: $271,500 was generated in the Company's US operation and $59,274 was generated in the China operation. The overall gross profit ratio was approximately 56.6%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001
          (Continued)

General and administrative expenses increased by $520,452 to $2,017,144 for the six months ended June 30, 2001, representing an increase of approximately 35%, compared to $1,496,692 for the same period of 2000.
This increase reflects the costs associated with the continued establishment and funding the daily operations of new businesses in China and the United States.

The Company's net loss increased approximately 17% to $2,005,525 in 2001 from $1,712,868 in 2000. The Company reported a loss per share of $0.26 in 2000 and $0.16 in 2001. The decrease in the loss per share was due to the increase in number of shares of common stock outstanding as of June 30, 2001.

Accrued and paid dividends decreased approximately 93% to $77,910 in 2001 from $1,134,718 in 2000. This decrease was the result of deemed dividends associated with the beneficial conversion features of three classes of convertible preferred stock issued in the period ended June 30, 2000, and the lack of the issuance of convertible preferred stock in the period ended June 30, 2001.

As of June 30, 2001 there were 13,195,414 shares of common stock outstanding compared with 12,915,242 shares of common stock outstanding as of June 30, 2000. Due to the timing of the issuance of new shares, the weighted average number of shares of common stock outstanding in 2000 was 11,019,257. The loss per share in 2001 decreased by approximately 38% compared with 2000.

Three Months Ended June 30, 2001 Compared to Three Months Ended
 June 30, 2000

The Company generated revenue of $158,683 for the three months ended June 30, 2001 compared to $0 for the same period of 2000: $139,500 was generated in the US operations, and $19,183 was generated in the China operation.
The consolidated gross profit ratio was approximately 87%.

General and administrative expenses decreased by approximately 2.9% to $787,890 in 2001 from $811,509 in 2000. This minimal decrease reflects the slightly reduced costs associated with the funding of the day to day operations of the new business model in China from the costs of operating a production business model in 2000 for the same period.

The Company's net loss decreased approximately 24.7% to $734,472 in 2001 from $975,444 in 2000. The Company reported a loss per share of $0.15 in 2000 and $0.06 in 2001. The decrease in the loss per share was due to the increase in the number of shares of common stock outstanding as of June 30, 2001.

Accrued and paid dividends decreased approximately 94.9% to $38,955 in 2001 from $764,954 in 2000. This decrease was the result of deemed dividends associated with the beneficial conversion features of three classes of convertible preferred stock issued in the three month period ended June 30, 2000, and the lack of the issuance of convertible preferred stock in the three month period ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001
          (Continued)

As of June 30, 2001 there were 13,195,414 shares of common stock outstanding compared with 12,915,242 shares of common stock outstanding for the same period ended June 30, 2000. Due to the timing of issuance of new shares, however, the weighted average number of shares of common stock outstanding for the same period in 2000 was 11,531,337. The loss per share in 2001 decreased by approximately 60% compared with 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company reported that net cash used in operating activities was $1,249,231, net cash used in investing activities was $710,785, and net cash provided by financing activities was $510,000.

As of June 30, 2000, net cash used in operating activities was $1,717,984, net cash used in investing activities was $596,183, and net cash provided by financing activities was $2,833,933.

Net cash used in operating activities decreased by $213,135 to $1,249,231 for the six months ended June 30, 2001, representing a decrease of approximately 15%. The decrease in negative cash flow in operating activities reflects the Company's receipt, in 2001, of the balance of the proceeds from the sale of its 52% equity interest in Meilijian and the deceased expenses associated with its China operations.

Net cash used in investing activities decreased by $1,307,078 to $710,875 for the six months ended June 30, 2001, representing a 120% decrease, compared to $596,183 for the same period of 2000. The decrease mainly was due to the equity method used to account for the advances made to the Company's China subsidiary for the same period of 2000.

Net cash provided by financing activities decreased by $2,323,933 to $510,000 for the six months ended June 30, 2001, representing a 82% decrease, compared to $2,833,933 for the same period of 2000. The decrease was due mainly to the decrease in fund raising.

Going forward, the Company's primary requirements for cash consist of (1) the continued development of the new business model in China, the United States and on an international basis; (2) general overhead expenses for personnel to support the new business model activities; and (3) payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements. The Company estimates that its needs for cash from financing will continue until early 2002, when cash supplied by then current operating activities will enable the Company to meet the anticipated cash requirements for the 2002 fiscal year.

Through the three months ended June 30, 2001, the Company received $300,000 of a $1,100,000 investment in 30,000 shares of convertible preferred stock to be issued. The Company presently is negotiating with this single investor for an additional $500,000 for possible funding in the period ending September 30, 2001.

The Company currently has monthly working capital needs of approximately $200,000. The Company anticipates 2001 revenues to exceed $100,000 per month by August 2001 and $200,000 per month by the 2001 year end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 (Continued)

Debt Structure

During the first quarter of 2001, the Company paid $15,000 and $25,000 to International Paper and Warner Brothers, respectively. Since the note of $187,743 payable to International Paper will be due in 2001, the Company will seek to raise the necessary funds to pay off this note or to extend this note again, if possible. Regarding the note payable to Warner Brothers, the Company believes that the cash flow generated through its U.S. operation will be sufficient to satisfy its obligations to Warner Bros. during 2001.

EFFECTS OF INFLATION

The Company believes that inflation has not had a material effect on its net sales and results of operations.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

The Company's operating subsidiary, China Premium Food Corporation (Shanghai), is located in China. It buys and sells products in China using Chinese Renminbi as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current account are allowed to be freely exchanged with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, there is no assurance that there will be no significant change in exchange rates in the near future.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

      On January 2, 2001, an employment agreement with a new President and Chief Operating Officer became effective pursuant to which the Company granted 100,000 shares of its common stock and options to purchase an additional 400,000 shares of common stock at a per share price of $0.75.

On March 6, 2001, a sophisticated and accredited investor deposited $250,000 with the Company as consideration for 25,000 shares of Series H
convertible preferred stock to be issued.   Through the period ended June
30, 2001 the Company received an additional $550,000. The Series H convertible preferred stock is priced at $10.00 per unit. The Series H convertible preferred stock has a stated value of $10.00 per share and a conversion feature of $0.50 per share. The Series H convertible preferred stock will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The gross proceeds of $800,000 were part of a total offering of Series H convertible preferred stock having aggregate gross proceeds of $1,100,000. As of June 30, 2001 the Series H Preferred Stock had not been issued to the investor.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits - Required by Item 601 of Regulation S-B.

          None

          (b)   Reports on Form 8-K

                Change of name to Bravo! Foods International Corp. and change of officers; filed April 11, 2001

                                 SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)

Date:  August 13, 2001


/s/Roy G. Warren
-----------------------------------
Roy G. Warren, Chief Executive Officer