Form 10QSB
period 2001-09-30
CHINA PREMIUM FOOD CORP
filed 2001-11-13
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

         Date                   Class             Shares Outstanding
       11/09/01              Common Stock             13,643,551

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements                                          F-1

      Consolidated balance sheets as of                               F-1
      September 30, 2001 (unaudited) and December 31, 2000

      Consolidated statements of operations                           F-3
      (unaudited) for the six and nine months ended
      September 30, 2001 and 2000

      Consolidated statements of cash flows                           F-4
      (unaudited) for the nine months ended
      September 30, 2001 and 2000

      Notes to consolidated financial statements (unaudited)          F-5

Item 2. Management's Discussion and Analysis of Financial               8
        Condition and Results of Operations

PART II - OTHER INFORMATION

Item 2. Changes In Securities and Use of Proceeds                      11

Item 6. Exhibits and reports on Form 8-K                               11

SIGNATURES                                                             11

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                               December 31,      September 30,
                                                   2000              2001
                                               ------------      -------------

Assets

Current assets:
  Cash and cash equivalents                    $     35,376      $     15,106
  Restricted cash (Note 1)                          161,000           161,004
  Accounts receivable                                30,061           151,647
  Note receivable                                   716,000                 -
  Other receivable                                   16,549            23,704
  Advance to vendor                                  13,703            16,029
  Inventories                                       192,574            95,802
  Deferred interest                                  28,500                 -
  Prepaid expenses                                   26,153            27,919
                                               ------------------------------

Total current assets                              1,219,916           491,211

Furniture and equipment, net                        162,877           134,395
License rights, net                                 655,982           398,809
Deposits                                             10,000            10,000
                                               ------------------------------

Total assets                                   $  2,048,775      $  1,034,414
                                               ==============================

Liabilities and Shareholders' Equity

Current liabilities:
  Bank loan - Fujian Bank (Note 1)             $    142,557      $    142,560
  Current portion of note payable                   202,743           187,743
  Current portion of note payable to
   Warner Brothers                                  335,000           343,750
  Other payables                                     48,274            30,871
  Accrued liabilities                               695,243         1,255,053
                                               ------------------------------

Total current liabilities                         1,423,817         1,959,977

Note payable to Warner Brothers, less
 current portion                                    163,750            21,250
Dividends payable                                   154,342           263,140
                                               ------------------------------
Long-term liabilities                               318,092           284,390
                                               ------------------------------

Total liabilities                                 1,741,909         2,244,367
                                               ------------------------------

Commitments and contingencies

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                               December 31,      September 30,
                                                   2000              2001
                                               ------------      -------------

Shareholders' Equity (Note 2):
  Series A convertible preferred stock,
   par value $0.001 per share, 500,000
   shares authorized, no shares outstanding               -                 -
  Series B convertible, 9% cumulative,
   and redeemable preferred stock, stated
   value $1.00 per share, 1,260,000 shares
   authorized, 107,440 and 107,440 shares
   issued and outstanding, redeemable
   at $107,440                                      107,440           107,440
  Series C convertible, 8% cumulative and
   redeemable preferred stock, stated value
   $3.00 per share, no shares outstanding                 -                 -
  Series D convertible, 6% cumulative and
   redeemable preferred stock, stated value
   $10.00 per share, 110,250 and 106,250
   shares issued and outstanding                  1,060,178         1,021,713
  Series E convertible, 6% cumulative and
   redeemable preferred stock, stated value
   $2.50 per share, 330,000 shares issued
   and converted into common stock, no
   shares outstanding                                     -                 -
  Series F convertible and redeemable
   preferred stock, stated value $10.00 per
   share, 174,999 and 174,999 shares issued
   and outstanding                                1,616,302         1,616,302
  Series G convertible, 8% cumulative and
   redeemable preferred stock, stated value
   $10.00 per share, 100,000 and 96,375
   shares issued and outstanding                    888,953           859,929
  Common stock, par value $0.001 per share,
   20,000,000 shares authorized, 13,095,414
   and 13,578,551 shares issued and
   outstanding                                       13,095            13,578
  Stock Subscribed                                        -           970,000
  Additional paid-in capital                     14,870,754        15,023,147
  Accumulated deficit                           (18,249,856)      (20,830,615)
  Translation adjustment                                  -             8,553
                                               ------------------------------

Total shareholders' equity                          306,866        (1,209,953)
                                               ------------------------------

Total liabilities and shareholders' equity     $  2,048,775      $  1,034,414
                                               ==============================

See accompanying notes to consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended                  Nine Months Ended
                                               September 30,                      September 30,
                                       -----------------------------      ----------------------------
                                         2000             2001             2000              2001
                                          ----             ----             ----              ----
                                       (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)

Sales                                  $    57,716      $   256,971      $    57,716      $   587,745
Cost of goods sold                          10,208           23,444           10,208          166,875
                                       --------------------------------------------------------------

Gross margin                                47,508          233,527           47,508          420,870

Selling expense                             61,890           25,117          151,890          172,069

General and administrative expense         845,311          665,332        2,342,003        2,682,476
                                       --------------------------------------------------------------

Loss from operations                      (895,693)        (456,922)      (2,446,385)      (2,433,675)

Other expense:
Interest expense, net                       (6,775)          (1,447)         (13,122)         (30,219)
Loss on investment in Meilijian            (82,476)               -         (202,305)               -
Other expense, net                         (76,987)               -          (76,987)               -
                                       --------------------------------------------------------------

Loss before income taxes                (1,025,931)        (458,369)      (2,738,799)      (2,463,894)
Income tax provision                             -                -                -                -
                                       --------------------------------------------------------------

Net loss                                (1,025,931)        (458,369)      (2,738,799)      (2,463,894)
Dividends accrued for Series B
 preferred stock                            (5,458)          (2,417)         (39,266)          (7,251)
Dividends accrued for Series C
 preferred stock                                 -                -             (883)               -
Dividends accrued for Series D
 preferred stock                           (16,350)         (16,538)        (548,455)         (49,614)
Dividends accrued for Series F
 preferred stock                           (22,500)               -         (444,255)               -
Dividends accrued for Series G
 preferred stock                           (13,125)         (20,000)        (159,292)         (60,000)
                                       --------------------------------------------------------------

Net loss applicable to common
 shareholders                          $(1,083,364)     $  (497,324)     $(3,930,950)     $(2,580,759)
                                       ==============================================================

Weighted average number of common
 shares outstanding                     12,929,935       13,578,551       11,703,512       13,195,048
                                       ==============================================================
Basic and diluted loss per share       $     (0.08)     $     (0.04)     $     (0.34)     $     (0.20)
                                       ==============================================================

Comprehensive loss and its components
 consist of the following:
  Net loss                             $(1,025,931)     $  (458,369)     $(2,738,799)     $(2,463,894)
  Foreign currency translation
   adjustment                                   22              293              121            8,553
                                       --------------------------------------------------------------

Comprehensive loss                     $(1,025,909)     $  (458,076)     $(2,738,678)     $(2,455,341)
                                       ==============================================================

See accompanying notes to consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine months Ended September 30,
                                                         -------------------------------
                                                             2000              2001
                                                             ----              ----
                                                          (Unaudited)       (Unaudited)

Cash flows from operating activities
  Net loss                                               $(2,738,799)      $(2,463,894)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                            199,145           290,779
    Issuance of stock in exchange for services               118,486            77,320
    Issuance of common stock for penalty expenses             37,500                 -
    Issuance of common stock for performance bonus            15,000                 -
    Investment loss - Meilijian                              202,304                 -
    Amortization of deferred interest                              -            28,500
      Increase (decrease) from changes in:
      Restricted cash                                        (86,000)                -
      Other receivable                                       (37,591)            4,985
      Prepaids expenses                                      (76,994)           (1,766)
      Accounts receivable                                     (8,696)         (121,586)
      Advance to vendors                                     (81,201)           (2,326)
      Inventories                                            (81,379)           96,772
      Accrued liabilities                                     42,518           530,268
                                                         -----------------------------

Net cash used in operating activities                     (2,495,707)       (1,560,948)
                                                         -----------------------------

Cash flows from investing activities
  Purchase of equipment and machinery                        (58,497)           (5,125)
  Note receivable                                           (209,654)          716,000
  Purchase of licensing rights from WB                      (550,000)                -
                                                         -----------------------------

Net cash used in investing activities                       (818,151)          710,875
                                                         -----------------------------

Cash flows from financing activities
  Proceeds from stock subscription                                 -           970,000
  Proceeds from issuance of Preferred Series D               490,000                 -
  Proceeds from issuance of Preferred Series F             1,480,000                 -
  Proceeds from issuance of Preferred Series G               675,000                 -
  Proceeds from issuance of common stock                     244,303                 -
  Borrowing from bank loan                                    76,089                 -
  Borrowings from note payable                               500,000                 -
  Repayments of note payable                                 (82,498)         (148,750)
                                                         -----------------------------

Net cash provided by financing activities                  3,382,894           821,250
                                                         -----------------------------

Effect of exchange rate changes on cash                          122             8,553
                                                         -----------------------------

Net increase (decrease) in cash and cash equivalents          69,158           (20,270)
Cash and cash equivalents, beginning of period                16,854            35,376
                                                         -----------------------------

Cash and cash equivalents, end of period                 $    86,012       $    15,106
                                                         =============================

Cash paid during the period:
  Interest                                               $     9,380       $         -
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

The Company and its subsidiaries, Hangzhou Meilijian (Meilijian), China Premium Food (Shanghai) Co. Ltd. and Bravo! Foods, Inc. were engaged in the co-production, marketing and distribution of branded dairy and snack food products in the People's Republic of China and the United States.

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

On August 14, 2001, the Company decided to eliminate its U.S. subsidiary to streamline management and achieve greater operating efficiency. The elimination of this subsidiary will be effective before December 31, 2001.

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2000.

During 2000, the Company wired $161,000 to a Chinese commercial bank in Shanghai as collateral to borrow RMB loans from the bank. With the $161,000 of time deposit as collateral, the bank agreed to loan CPFC
Shanghai the maximum RMB amount not to exceed 90% of the value of certificate of deposit. The bank loans bear interest at 6.435% per annum and mature on September 11, 2001 for RMB 1,180,000 (equivalent of
US$142,560) at March 31, 2001. The proceeds of RMB loans from the bank can be used only for working capital purposes. These loans are being renegotiated to extend the maturity date.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

On March 6, 2001, a sophisticated and accredited investor deposited $250,000 with the Company as consideration for 25,000 shares of Series H
convertible preferred stock to be issued.   Through the period ended
September 30, 2001 the Company received an additional $720,000. The Series H convertible preferred stock is priced at $10.00 per unit. The Series H convertible preferred stock has a stated value of $10.00 per share and a conversion feature of $0.50 per share. The Series H convertible preferred stock will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The gross proceeds of $970,000 are part of a total offering of Series H convertible preferred stock having aggregate gross proceeds of $1,280,000. As of September 30, 2001 the Series H Preferred Stock had not been issued to the investor.

On August 14, 2001 the Company granted to an employee, 232,000 options to purchase common stock of the Company at the price of $0.35 per share, which was $0.01 lower than the market price on that date. Accordingly, the Company recognized a non-cash compensation expense of $2,320 in accordance with APB No. 25.

On August 14, 2001 the Company granted to 4 employees, a total of 110,000 options to purchase common stock of the Company at the market price on that date.

On August 14, 2001 the Company resolved to issue to the Board of Directors a total of 250,000 options to purchase common stock of the Company at the price of $0.60 per share, which was $0.24 higher than the market price on that date. No compensation expense was recognized in accordance with Fin No.44.

On September 30, 2001, 4000 Series D Convertible Preferred Shares and 3,265 Series G Convertible Preferred Shares were converted to 383,137 shares of Common Stock.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The implementation of SFAS 142 did not have a material effect on the consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001

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

Financial Condition September 30, 2001

As of September 30, 2001, the Company had an accumulated deficit of $20,830,615. As of September 30, 2001, the Company had cash on hand of $15,106 and reported negative total shareholders' equity of $1,209,953. For this same period of time, the Company had revenues of $587,745 and general and administrative expenses of $2,682,476.

Revenues increased 38% by approximately $98,288 in the three months ended September 30, 2001 compared to the three months ended June 30, 2001. The Company's U.S. operation reported a 34.5% revenue increase of approximately $73,500, while the China operation revenues increased 56% by $24,788 for this later period. The increased revenues of the China operation resulted from the Company's implementation of the Looney Tunes(tm) branded milk "kit" business model in lieu of a direct production based business model.

General and administrative expenses decreased 16% by approximately $122,558 in the three months ended September 30, 2001 compared to the three months ended June 30, 2001. The decrease in general and administrative expenses from prior periods is a result of the implementation of a new business model by the Company's wholly owned subsidiary, China Premium Food Corp. (Shanghai) Co., Ltd., in moving out of the production business to the sale of "kits" model.

After net interest expense of $30,219 and selling expenses of $172,069, the Company had a net loss of $2,463,894.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 (Continued)

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

The Company generated revenue of $587,745 for the nine months ended September 30, 2001 compared to $57,716 for the same period of 2000. The revenue consisted of two parts: $484,500 was generated in the Company's US operation and $103,245 was generated in the China operation. The overall gross profit ratio was approximately 71.6%.

General and administrative expenses increased by $340,473 to $2,682,476 for the nine months ended September 30, 2001, representing an increase of approximately 12.7%, compared to $2,342,003 for the same period of 2000. This increase reflects the costs associated with the continued establishment and funding the daily operations of new businesses in China and the United States.

The Company's net loss decreased approximately 10% to $2,463,894 in 2001 from $2,738,799 in 2000. The Company reported a loss per share of $0.34 in 2000 and $0.20 in 2001. The decrease in the loss per share was due to the decrease in the Company's net loss during this period.

Accrued and paid dividends decreased approximately 90% to $116,865 in 2001 from $1,192,151 in 2000. This decrease was the result of deemed dividends associated with the beneficial conversion features of three classes of convertible preferred stock issued in the period ended September 30, 2000, and the lack of the issuance of convertible preferred stock in the period ended September 30, 2001.

As of September 30, 2001 there were 13,578,551 shares of common stock outstanding compared with 12,929,935 shares of common stock outstanding as of September 30, 2000. Due to the timing of the issuance of new shares, the weighted average number of shares of common stock outstanding in 2000 was 11,703,512 and 13,195,048 in 2001. The $0.20 loss per share in 2001 decreased by approximately 41% compared with $0.34 loss per share in 2000.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The Company generated revenue of $256,971 for the three months ended September 30, 2001 compared to $57,716 for the same period of 2000: during the 2001 period, $213,000 was generated in the US operations and $43,971 was generated in the China operation. The consolidated gross profit ratio was approximately 91%.

General and administrative expenses decreased by approximately 21% to $665,332 in 2001 from $845,311 in 2000. This decrease reflects the reduced costs associated with the funding of the day to day operations of the new business model in China from the costs of operating a production business model in 2000 for the same period.

The Company's net loss decreased approximately 55% to $458,369 in 2001 from $1,025,931 in 2000. The Company reported a loss per share of $0.08 in 2000 and $0.04 in 2001. The 50% decrease in the loss per share was due to the decrease in the net loss and the increase in the number of shares of common stock outstanding as of September 30, 2001.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 (Continued)

Accrued and paid dividends decreased approximately 32% to $38,955 in 2001 from $57,433 in 2000. This decrease was the result of deemed dividends associated with the beneficial conversion features of three classes of convertible preferred stock issued in the three month period ended September 30, 2000, and the lack of the issuance of convertible preferred stock in the three month period ended September 30, 2001.

As of September 30, 2001 there were 13,578,551 weighted average shares of common stock outstanding compared with 12,929,935 weighted average shares of common stock outstanding for the same period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company reported that net cash used in operating activities was $1,560,948, net cash used in investing activities was $710,875, and net cash provided by financing activities was $821,250.

As of September 30, 2000, net cash used in operating activities was $2,495,707, net cash used in investing activities was $818,151, and net cash provided by financing activities was $3,382,894.

Net cash used in operating activities decreased by $934,723 to $1,560,448 for the nine months ended September 30, 2001, representing a decrease of approximately 37.4%. The decrease in negative cash flow in operating activities reflects the increase in accrued liabilities and other noncash expense.

Net cash provided by investing activities increased by $1,592,026 to $710,875, for the nine months ended September 30, 2001, representing a 219% increase, compared to $818,151 net cash used for the same period of 2000. The increase was due in part to the Company's receipt, in 2001, of the balance of proceeds from the sale of its 52% equity interest in Meilijian.

Net cash provided by financing activities decreased by $2,561,644 to $821,250 for the nine months ended September 30, 2001, representing a 75.7% decrease, compared to $3,382,894 for the same period of 2000. The decrease was due mainly to the decrease in fund raising.

Going forward, the Company's primary requirements for cash consist of (1) the continued implementation of the new business model in China, the United States and on an international basis; (2) general overhead expenses for personnel to support the new business model activities; and (3) payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements. The Company estimates that its needs for cash from financing will continue until early 2002, when cash supplied by then current operating activities will enable the Company to meet the anticipated cash requirements for the 2002 fiscal year.

Through the three months ended September 30, 2001, the Company received $420,000 of a $1,280,000 investment in 42,000 shares of convertible preferred stock to be issued. The Company has received $85,000 in October 2001 and a commitment for an additional $225,000 in the period ending December 31, 2001.

The Company currently has monthly working capital needs of approximately $200,000. The Company anticipates 2002 revenues to satisfy those working capital needs.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 (Continued)

Debt Structure

During the third quarter of 2001, the Company paid $108,750 to Warner Bros. A promissory note of $187,743 payable to International Paper currently is in arrears. The Company will raise the necessary funds to pay off this note or to extend this note again, if possible. Regarding the note payable to Warner Brothers, the Company believes that the cash flow generated through its U.S. operation will be sufficient to satisfy its obligations to Warner Bros. during 2002.

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

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On January 2, 2001, an employment agreement with a new President and Chief Operating Officer became effective pursuant to which the Company granted 100,000 shares of its common stock and options to purchase an additional 400,000 shares of common stock at a per share price of $0.75.

On March 6, 2001, a sophisticated and accredited investor deposited $250,000 with the Company as consideration for 25,000 shares of Series H
convertible preferred stock to be issued.   Through the period ended June
30, 2001 the Company received an additional $550,000. The Series H convertible preferred stock is priced at $10.00 per unit. The Series H convertible preferred stock has a stated value of $10.00 per share and a conversion feature of $0.50 per share. The Series H convertible preferred stock will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act. The gross proceeds of $800,000 were part of a total offering of Series H convertible preferred stock having aggregate gross proceeds of $1,280,000. As of June 30, 2001 the Series H Preferred Stock had not been issued to the investor.

On August 14, 2001, the Company granted to an employee, 232,000 options to purchase common stock of the Company at the price of $0.35 per share. These options are for five years and are exercisable immediately. These options were issued as compensation for services rendered in the development of the business of Company's U.S. subsidiary.

On August 14, 2001, the Company granted to 4 employees, a total of 110,000 options to purchase common stock of the Company at the market price on that date ($0.36 per share). These options are for five years and are exercisable immediately. These options were issued as incentive options for future services.

On August 14, 2001, the Company voted to issue to the Board of Directors 25,000 options each, for a total of 250,000 options, to purchase common stock of the Company at the exercise price of $0.60 per share. These options are for five years and are exercisable immediately. These options were issued as incentive options for future services.

On September 30, 2001, 4000 Series D Convertible Preferred Shares and 3,265 Series G Convertible Preferred Shares were converted to 383,137 shares of Common Stock. These shares were issued to two accredited and sophisticated investors pursuant to an exemption from registration provided by Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits - Required by Item 601 of Regulation S-B.

      None

(b) Reports on Form 8-K

      None


SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.


BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date:  November 13, 2001


/s/ Roy G. Warren
--------------------------------------
Roy G. Warren, Chief Executive Officer