Form 10KSB
period 2001-12-31
CHINA PREMIUM FOOD CORP
filed 2002-04-01
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


           Report For Period January 1, 2001 to December 31, 2001


                      BRAVO! FOODS INTERNATIONAL CORP.
           ----------------------------------------------
           (Name of Small Business Issuer in its Amended Charter)

                       Commission File Number  0-20549

          Delaware                                62-1681831
-------------------------------               --------------------
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

        Securities registered under Section 12(g) of the Exchange Act
                        Common Stock, $.001 par value
                              (Title of class)
------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $869,227.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 25, 2002, based upon the $0.42 per share average bid and asked prices of such stock on that date, was $4,688,131. The number of issuer's shares of common stock outstanding as of March 25, 2002 was 16, 221,909.

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

                                   PART I

ITEM 1 - DESCRIPTION OF BUSINESS

      The Company is a Delaware corporation, which formerly owned the majority interest in two Sino-American joint ventures in China, known as Green Food Peregrine Children's Food Co. Ltd. and Hangzhou Meilijian Dairy Products Co., Ltd. Presently, the Company wholly owns a so-called "free trade zone" subsidiary in Shanghai, known as China Premium Food Corp (Shanghai) Co., Ltd., as well as a U.S. subsidiary, known as Bravo! Foods, Inc.

      The Company was formed on April 26, 1996, and was formerly known as Shakespeare Holding, Inc. In February 1997, Shakespeare merged with Manor Products Corp., a Delaware company established on January 26, 1996, and changed its name to China Peregrine Food Corporation. Manor was a shell company with 331 shareholders and no operating history. Similarly, China Peregrine Food Corporation was a company without substantial assets or operating activity until it purchased the assets of China Peregrine Enterprises Limited in March 1997.

      Our March 5, 1997 purchase of the assets of China Peregrine Enterprises Limited resulted in our becoming an operating entity. These assets consisted of the equity position and contractual rights, which China Peregrine Enterprises had, in the Green Food Peregrine Chinese joint venture. In consideration for this purchase, the Company issued 45% of its outstanding common stock to the limited partnership. Despite various business strategies, product shifts and attempted management changes, Green Food Peregrine's pasteurized milk business failed to reach economic viability, never having penetrated more than 3% of the relevant market.
The business activities of Green Food Peregrine ceased in December of 1999.

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

      On February 1, 2000, the Company changed its name from China Peregrine Food Corporation to China Premium Food Corporation and on March 16, 2001 the Company changed its name to Bravo! Foods International Corp..

The Business

      In light of the non-profitable experiences with existing joint ventures, during 1999 and 2000 several initiatives were undertaken to differentiate the Company's products, marketing and, ultimately, business strategy. These initiatives moved the Company from a capital-intensive production business toward a business that supplies value added branded rights, promotion and marketing support to existing production facilities operated by others. Management's goal was and is to avoid the costly problems associated with capital-intensive production facilities and to better control the Company's business interests directly and through wholly owned subsidiaries.

New business - the Bravo! model

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

      The Company launched the first aspect of this new business model in the US in the third quarter of 2000 and initiated the new model in China in the third quarter of 2001. Management's plan called for the Company to be out of production in China by the middle of 2001.

      Under this new business model, the Company sells production "kits" to dairies in the United States, Mainland China and Mexico for the processing, marketing and sales of five flavored milk products pursuant to a production contracts for the Looney Tunes(TM) brand. These kits provide individual dairies with flavor ingredients and production rights for these five flavored milks, which bear the Looney Tunes(TM) licensed characters and names. The Company also provides a menu of advertising and point of sale
support along with packaging and marketing guidance.   To further this
business model in the United States, the Company's U.S. subsidiary, Bravo! Foods, Inc. has entered into a promotion agreement with Quality Chekd Dairies, Inc. a large dairy cooperative with approximately seventy dairy members nationally. Under this promotion agreement, Quality Chekd provides administration for the processing of kit sales, as well as promotion assistance and quality assurance for the processing of the Looney Tunes(TM) flavored milks by the processor dairies. In China and other foreign countries, the Company assumes the administration of its sales.

      Packaging and flavor formulation are developed uniquely with each dairy with the intent to maintain uniformity of graphics and product consistency. Each product embraces unique Looney Tunes(TM) characters and maintains a high nutritional quality and outstanding taste. The products include vanilla shake, orange cream, chocolate, strawberry, and banana and are branded with Bugs Bunny, Tweety, Taz, Sylvester, Daffy, Lola Bunny, Wile E. Coyote, and the Road Runner. The American product is a 2% low fat fresh milk bottled in a 12oz proprietary plastic bottle with a full wrap multi color image of the cartoon characters. The Chinese product is either an aseptic package or a gable top carton and is UHT processed milk to accommodate the Chinese cold chain. These flavored milks are 100% whole milk and are the only products of their kind in China.

      New brand extensions are being considered and development will continue with market research and thorough interaction with dairy partners. Currently, management's focus on single serve fresh milk products is shared with expansion of the business model in to Extended Shelf Life flavored milks. ESL provides the Company with the ability to attract large national accounts, such as Walmart, that depend upon warehouse distribution to supply stores with inventory. The shelf life of ESL is ideal for this distribution method, while fresh milk continues to be appropriate for regional outlets.

      The consistent themes of the Company's marketing efforts will remain child and healthy drinks oriented. The Company believes that this strategy is in line with growing demand for branded "good for you" refreshment drinks.

China licensing agreement with Warner Bros.
-------------------------------------------

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

      The Company's withdrawal from production resulted in the signing of supply agreements with Hangzhou Meilijian and Huai Nan Dairy to produce branded Looney Tunes(TM) white and flavored milks, which the Company sold in Shanghai, Hangzhou, Ningbo, Nanjing, Fuzhou, Wuxi and Suzhou. Sales of Looney Tunes(TM) flavored milks in Shanghai commenced in September 2000.

      The administration of supply, distribution, marketing and sales of the Looney Tunes(TM) branded milk products in China was the responsibility of China Premium (Shanghai), the Company's wholly owned Chinese registered subsidiary. While this business model moved the Company away from production, it proved to be inefficient from a market penetration point of view and expensive. Accordingly, the Company commenced negotiations with several large regional dairies to implement the "kit sales" business model, the validity of which has been established in the United States.

      In October 2001, China Premium (Shanghai) began to implement the Bravo! "kit sales" model with the execution of a production contract with Kunming Xuelan Dairy, located in Kunming City in Southwest China. Since October 2001, Kunming Dairy has been producing all five flavored milks in 250ml single serve gable top packaging. The dairy is averaging a half-ton of product for 2,000 production units per day. Kumgmin Dairy has committed to a $75,000 print advertising campaign to increase sales.

      In January 2002, Heilongjiang Wan Shan Dairy (Wonder Sun Dairy) began producing the vanilla Looney Tunes(TM) flavored milk. This dairy is located in Harbin City in Northeast China and has distribution rights to Heilongjiang, Jilin, Liaoning and Hebei provinces as well as Beijing and Tianjin municipalities. Currently, Wonder Sun Dairy is producing three tons for 15,000 production units per day in 200ml single serve plastic bottles.

      Projections for 2002 assume production contracts for two additional dairy processors to come on line in mid 2002, with an increase in kit sales from the present 38 per month to orders averaging 55 kits per month on an annualized basis. The anticipated ramp in sales would result in revenues of approximately $150,000 through the end on the third quarter of 2002.

United States licensing agreement with Warner Bros.
---------------------------------------------------

      In December of 1999, the Company formed a wholly owned subsidiary, Bravo! Foods, Inc., which was utilized to advance the Company's business strategy of promoting and distributing, branded products in the United States. On July 27, 2000, Bravo! executed a licensing agreement with Warner Bros. to use

Looney Tunes(TM) characters and names on milk products in the entire United States. This licensing agreement grants Bravo! the right to use the cartoon characters Bugs Bunny, Tweety, Tasmanian Devil, Road Runner, Wilie
B. Coyote, Lola Bunny, Marvin the Martian, Sylvester and Daffy Duck on milk products for sale in specified retail outlets in the fifty United States, Puerto Rico and the United States Virgin Islands. The initial term of the agreement is for 3 years, from January 1, 2000 through December 31, 2002. The parties have agreed in principle to extend the term of this license for an additional year to December 31, 2003.

      The licensing agreement recognizes that Bravo! will use third party production agreements for the processing of flavored milk products, and that the milk products will be produced and sold directly by those processors. Bravo!'s responsibilities are to design and provide Warner Bros. approved packaging artwork, to help determine the best tasting flavors for the particular market, and to assist in the administration, promotion and expansion of the Looney Tunes(TM) branded milk program. Ingredients for the flavored milks are formulated to our specifications and supplied on an exclusive basis by Givaudan Roure. Bravo! is not responsible for handling any of the flavor ingredients nor will it participate in sales or distribution.

      The Company has agreed to a royalty rate of 5% on the amount invoiced to the producer dairies for the right to use the Looney Tunes(TM) characters, flavor ingredients and for administrative and promotional assistance. The processor dairies targeted for this initial program are members of the Quality Chekd cooperative, which has over 40 member dairies. Bravo! and Quality Chekd have entered into a promotion agreement that governs the administration, promotion and marketing of this member dairy program. A back to school Looney Tunes(TM) launch with Turner Dairy and Sinton Dairy occurred in September 2000, for fresh flavored milks. Currently, Bravo! has contracts with six regional dairies and two dairies
for the production of ESL milk on a national basis.   These dairies do not
believe that the Looney Tunes(TM) flavored milk line will diminish their existing sales of traditional milk. Rather, they believe that these products will develop their own market as an adjunct to existing sales. Participating dairies each expect to sell the equivalent of 2,000,000 pints of Looney Tunes(TM) flavored milk per year.

      The advent of ESL milk has presented the Company with a opportunity to dramatically increase sales on a national basis. Having production contracts with Shamrock Farms, located in Phoenix, and Jasper Products, of Joplin, Missouri, two ESL dairy processors has allowed the Company to seek national accounts in an aggressive fashion, resulting in arrangements to supply over 400 Wal-Mart stores and over 600 Publix supermarkets and Super Target stores with Looney Tunes(TM) ESL flavored milks. The Company intends to pursue ESL to its maximum advantage with additional national accounts.

      The Company assumes, based upon its 2001 experience of an average quarterly growth of 20%, that fresh milk kit sales in the US will show a modest increase with a more dramatic increase in kit sales for ESL flavored milk. Current projections indicate an average quarterly growth in 2002 through the third quarter of 35% per quarter or better, resulting in revenues in excess of $1.5 million.

Mexico licensing agreement with Warner Bros.
--------------------------------------------

      On November 7, 2001, the Company executed a licensing agreement with Warner Bros. to use Looney Tunes(TM) characters and names on milk products in the Mexico.

      This licensing agreement grants the Company the right to use the Warner Bros. cartoon characters on milk products for sale in specified retail outlets throughout Mexico. The initial term of the agreement is for 3 years, from June 1, 2001 through May 31, 2004. The Company's responsibilities are to design and provide Warner Bros. approved packaging artwork, to help determine the best tasting flavors for the particular market, and to assist in the administration, promotion and expansion of the Looney Tunes(TM) branded milk program. Ingredients for the flavored milks are formulated to our specifications and supplied on an exclusive basis by Givaudan Roure. The Company will not participate in sales or distribution and, commencing in 2002, it will not be responsible for handling any of the flavor ingredients.

      The Company has agreed to a sliding scale royalty rate initially equal to 5% on the amount invoiced to the producer dairies for the right to use the Looney Tunes(TM) characters, flavor ingredients and for administrative and promotional assistance. For the second and third contract years, the rate increases to 5% and 7%, respectively.

      In December 2001, the Company commenced its contractual relationship with Neolac S.A, a national dairy processor located in central Mexico. Neolac quickly achieved coverage in 42% of the self-serve store chains in Mexico City and is in negotiations with 33% of such stores. Neolac's first kit order was insufficient to meet the demand for the Looney Tunes(TM) product upon its introduction to the Mexican consumer in December 2001.

      Projections for Mexico kit sales are burdened by a lack of historical data for Loony TunesJ flavored milk sales in that country. Based upon the coverage already obtained by Neolac an the encouraging initial response to the Looney Tunes(TM) product, the Company believes that kit sales will average approximately $55,000 per quarter though the third quarter of 2002.

Industry trends

      The dairy industry in the western world is a very mature industry with slow growth and to a large extent, commodity like margins. The "got milk" campaign has helped heighten awareness of the nutritional benefits of dairy products but even with this promotion, the US consumption of milk was basically flat last year.

      Flavored milks were the only area of growth last year and, when promoted aggressively, the sales of flavored milk actually increased the sales of traditional white milk. The International Dairy Foods Association reported that flavored milks represent the only category for price and margin gains. As a result, Nestles, Dean's, Hershey, and Borden all promote their brand of refreshment drinks. Last year's sales of flavored milks continues to have a 7% gain in product volume and a 12% increase in sales measured in dollars. Growth of this nature is welcome to this industry and validates the interest by the trade in products like the Looney Tunes(TM) milk.

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

      The International Dairy Foods Association reports that, although flavored milk amounts to only 5 to 6 percent of milk sales, they represent over 40% of the growth in milk sales and, as a separate category, grew 12% last year in sales. With the total milk category approaching $8 billion in 2000, the flavored segment was approximately $360 million. Statistically, as the flavored segment grows, the entire category grows as well. Selling more flavored milks causes more sales of the white milk as well.
The Company is developing a niche in this business by utilizing its license with the well-known Looney Tunes(TM)characters in the U.S., China and Mexico. This niche has as its focus the increased demand for a single serve, children's oriented healthy and refreshing drink.

Market segment strategy

      The Bravo! model addresses a very clear and concise target market. The Company knows from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, specifically in the dairy area. Wal-Mart, the largest retailer of milk in America, is aggressively promoting the Company's line of Looney
Tunes(TM)milk.

      Bravo! also has enjoyed success in all of the markets serviced by regional dairies. The Looney Tunes(TM) milk products have had great results penetrating this arena as consumers continue to look for healthy alternatives to carbonated beverages. The positioning of the product as a healthy, fun and great tasting refreshment drink at competitive prices to more traditional beverages creates value for the producer and the retailer alike. This "profit orientation" for the trade puts old-fashioned milk products in a whole new light. The consumer is happy, the retailer is happy, and the producer is able to take advantage of the value added by the brand and the resulting overall increase in milk sales

Competition

      There are definite differences in the various competitors approach to this new segment. The differences address packaging, processing, marketing, and distribution. Bravo! has taken the course of least resistance while producing a product that is positioned to reward all involved economically. Dean Foods based their market entrance four years ago on a new package call the Chug. This was an innovative new way to market milk in a format that made it convenient to drink milk "on the fly". The "chug" bottle was introduced in 8 oz and 16 oz plastic milk bottles. These bottles have a wide mouth opening and very attractive screw top for convenience of sealing. The graphic label on the bottle was a full wrap and was introduced in both white and chocolate flavor. The consumer acceptance of this "refreshment" approach to milk has been overwhelming and Dean has become a dominant player in this segment in a very short period, accounting for approximately 17% of the $360 million annual sales of this segmented market.

      Nestle launched their new line of flavored milks approximately three years ago with a shaped bottle, the Nestle "bunny" and a broad line of flavors. Nestle, branding Nesquick as a new name distinct from Nestle Quick, produces a sterile aseptic product, which has long-life characteristics enabling fast national penetration. This long shelf life configuration offers considerable economic advantages in terms of shipping, storage, returns, and production economies but significantly impacts product quality and taste. Nestle accounts for approximately 23% of the annual sales of flavored milks.

      Borden, another major player in this market segment, accounted for approximately 21% of the $360,000,000 in annual sales last year. The balance of flavored milk sales is dominated by numerous private label regional products, which account for approximately 43% of this market.

      Bravo! has settled on the kit approach in an effort to enable the local producers to produce a taste tested ultra quality fresh product while enjoying the instant recognition of an international brand. Looney Tunes(TM) is the most recognized family of intellectual properties in the world today and licensed products generates over $5 billion sales worldwide. With the help of Quality Chekd Dairies, Inc. the Company has been able to enter into production contracts with several regional dairies and continues to attract new dairies monthly. The Company intends to have coverage throughout the entire United States by 2002 and to grow internationally as well.

Employees

      The Company has five full time employees located at its North Palm Beach corporate offices. China Premium (Shanghai) has four employees in management with three clerical staff.

China Premium (Shanghai) import/export company.
-----------------------------------------------

      In December 1999, the Company moved further away from production by positioning itself in the business of food distribution in China. The Company obtained government approval for the registration of China Premium Food Corp (Shanghai) Co., Ltd., our wholly owned subsidiary in the Wai Gao Qiao Free Trade Zone in Shanghai, China. This subsidiary offers foreign companies the entire infrastructure necessary to facilitate import/export transactions in or with China, including tax and legal compliance, customs and foreign currency exchange. Pursuant to Wai Gao Qiao rules, this subsidiary can distribute products that it imports into China, while maintaining reasonable price/profit margins owing to its status as a direct importer. At present, the Company has focused its resources on building the Looney Tunes(TM) business in China. With anticipated increased revenues from the China, US and other overseas operations, the Company hopes to revisit the import/export company concept before the end of 2002 in order to explore the business opportunities attendant to China accession to the WTO.

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

      With respect to the conditions and activities of Chinese companies, including the Company's Chinese subsidiary, the operations of such entities must be viewed in the context of the Chinese business environment existing in the People's Republic of China. There can be no assurance that the sources from which information is provided concerning the day-to-day activities of such companies, including their respective relationships to local governmental and regulatory authorities, are wholly reliable. Official statistics also may be produced on a basis different to that used in western countries. Any of the statements as to operations contained in this document must be subject to some degree of uncertainty due to doubts about the reliability of available information from and with regard to the respective joint ventures.

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

ITEM 3.  LEGAL PROCEEDINGS

      There currently are no claims or lawsuits against the Company for which a report is required.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      No matters were submitted to the shareholders for a vote in the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price
-------------------------

      All of the 16,221,909 shares of common stock issued and outstanding as of March 25, 2002, can be traded on the over-the-counter trading on the OTC Electronic Bulletin Board, which trading commenced October 24, 1997. Of this amount, 10,278,129 shares were issued in excess of two years ago and 5,943,780 have been held for more than one year. The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.


             QUARTER         HIGH BID PRICE    LOW BID PRICE
             -------         --------------    -------------

2000    Q1 (1/3 - 3/31)         $1.10             $0.62

        Q2 (4/1 - 6/23)         $1.12             $0.70

        Q3 (7/1 - 9/30)         $1.0156           $0.5938

        Q4 (10/1 - 12/31)       $0.7812           $0.2656

2001    Q1 (1/3 - 3/31)         $0.59             $0.27

        Q2 (4/1 - 6/29)         $0..51            $0. 32

        Q3 (7/1 - 9/28)         $0.51             $0.20

        Q4 (10/1 - 12/31)       $0.50             $0.31

Stock Warrants and Options
--------------------------

The Company has outstanding the following warrants and options:

Options/Warrants through December 31, 2000

      * 557,000 Warrants exercisable purchase an aggregate of 557,000 shares of common stock at an exercise price of $1.00 per share, having an expiration date of June 30, 2003;

      * Series D Warrants exercisable to purchase an aggregate of 125,000 shares of common stock at an exercise of $2.96 per share, having expiration dates in March and April 2002.

      * Series D Warrants exercisable to purchase an aggregate of 1,300,000 shares of common stock at an exercise of $0.625 per share, having an expiration date of January 31, 2003.

      * Series E Warrants exercisable to purchase an aggregate of 165,000 shares of common stock at an exercise of $1.50 per share, having expiration dates in 2003;

      * Series F Warrants exercisable to purchase an aggregate of 3,000,000 shares of common stock at an exercise of $1.00 per share and 114,777 shares of common stock at an exercise of $0.96 per share , having an expiration date of April 5, 2003.

      * Series F Warrants exercisable to purchase an aggregate of 1,600,000 shares of common stock at an exercise of $0.84 per share, having an expiration date of April 5, 2003.

      * Series G Warrants exercisable to purchase an aggregate of 459,107 shares of common stock at an exercise of $0.9625 per share, having an expiration date of June 18, 2003.

      * Options to purchase 3,005,533 shares of common stock pursuant to a 1997 and 1999 stock option plans at a purchase price of $1.00 per share, having expiration dates in 2002 (as to 3,045,533 shares) and 2001(as to 55,000 shares), respectively.

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

Options/Warrants granted in 2001

      * Series H Warrants exercisable to purchase an aggregate of 2,637,500 shares of common stock at an exercise price of $0.50 per share, having an expiration date of December 4, 2006.

      * Options to purchase 400,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.75 per share, having expiration dates as follows: 25% at each of December 31, 2003, June 30, 2004, December 31, 2004 and June 30, 2005.

      * Options to purchase 50,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.75 per share, having an expiration date of 3/26/06.

      * Options to purchase 50,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.44 per share, having an expiration date of 5/30/06.

      * Options to purchase 50,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.36 per share, having an expiration date of 12/31/05.

      * Options to purchase 232,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.35 per share, having an expiration date of 6/30/06.

      * Options to purchase 30,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.36 per share, having an expiration date of 8/13/06.

      * Options to purchase 20,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.36 per share, having an expiration date of 8/13/06.

      * Options to purchase 10,000 shares of common stock pursuant to an employment agreement at a purchase price of $0.36 per share, having an expiration date of 8/13/06.

      * Options to purchase 25,000 shares of common stock pursuant to terms of promissory note at a purchase price of $0.40 per share, vesting at 3/1/02 and having an expiration date of 2/27/07.

Convertible preferred

      The following sets forth the number of issued and outstanding shares of the Company's preferred stock remaining, after conversion, as of March 25, 2002.

      *    Series B Convertible Preferred Stock             107,440
      *    Series D Convertible Preferred Stock              58,750
      *    Series F Convertible Preferred Stock             174,999
      *    Series G Convertible Preferred Stock              90,060
      *    Series H Convertible Preferred Stock             175,500

Common stock subject to sale under rule 144
-------------------------------------------

      Of the 16,221,909 shares of common stock presently issued and outstanding, approximately 5,943,780 shares have been held by non-affiliates for in excess of one year; an additional 2,865,411 shares have been held by affiliates for in excess of one year. These shares may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year is entitled to sell, within any three-month period and in accordance with an approved manner of sale, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in common stock during the four calendar weeks preceding such sale, or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Equity holders at March 25, 2002
--------------------------------


      Common stock                16,221,909 shares    1,400 holders (approximate)
      Series B preferred stock       107,440 shares    1 holder
      Series D preferred stock        58,750 shares    3 holders
      Series F preferred stock       174,999 shares    3 holders
      Series G preferred stock        90,060 shares    4 holders
      Series H preferred stock       175,500 shares    9 holders

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

      The Company has accrued dividends for our convertible preferred stock for 2000 in the amount of $1,352,058 and accrued $255,725 for the period ended December 31, 2001.

Sale of unregistered securities
-------------------------------

      On August 1, 2001, the Company issued 228,000 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 4,000 shares of Series D Convertible Preferred, at a conversion price of $0.20. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On October 30, 2001, the Company issued 25,000 shares of common stock to The Keshet Fund LP, upon the conversion of 665 shares of Series G Convertible Preferred, at a conversion price of $0.2907. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On October 30, 2001, the Company issued 107,347 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 3,000 shares of Series D Convertible Preferred, at a conversion price of $0.3226. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On October 30, 2001, the Company issued 55,139 shares of common stock to AMRO International, S.A., upon the conversion of 1,500 shares of Series D Convertible Preferred, at a conversion price of $0.3146. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On October 30, 2001, the Company issued 107,347 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 3,000 shares of Series D Convertible Preferred, at a conversion price of $0.3226. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On November 1, 2001, the Company issued 65,000 to one employee for services rendered. This issue was registered on Form S-8

      On November 16, 2001, the Company issued 20,000 shares of common stock to Keshet LP, upon the conversion of 547 shares of Series G Convertible Preferred, at a conversion price of $0.2987. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On November 16, 2001, the Company issued 45,898 shares of common stock to The Keshet Fund LP, upon the conversion of 1,175 shares of Series G Convertible Preferred, at a conversion price of $0.2806. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On November 20, 2001, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 255 shares of Series G Convertible Preferred, at a conversion price of $0.2800. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On November 27, 2001, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 255 shares of Series G Convertible Preferred, at a conversion price of $0.2800. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On November 29, 2001, the Company issued 125,000 shares of common stock to two employees and one consultant for services rendered. The issues to the consultant and one employee were registered on Form S-8; the issue to the remaining employee, who was part of the Company's executive management, was pursuant to Section 4(2) of the Act.

      On November 29, 2001, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 249 shares of Series G Convertible Preferred, at a conversion price of $0.2740. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On December 5, 2001, the Company issued 126,863 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 3,000 shares of Series D Convertible Preferred, at a conversion price of $0.2747. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On December 5, 2001, the Company issued 126,863 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 3,000 shares of Series D Convertible Preferred, at a conversion price of $0.2747. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On December 5, 2001, the Company issued 105,500 shares of its Series
H convertible preferred stock and warrants for 2,637,500 shares at $0.50 per share to five sophisticated and accredited investors. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $1,055,000 in cash, with legal and issuance expenses of $5,000. The Series H preferred and the common stock underlying the preferred and the warrants were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to their individual investment intent. All of the purchasers are known to a director of the Company, who is the primary investor in the Series H offering. The Company's directors have approved a total Series H offering in the amount of $2,350,000, representing 235,000 shares of the Series H preferred. Each share of Series H convertible preferred stock (1) has a stated value of $10.00 per share; (2) accrues dividends at 7% simple interest per annum, payable in cash or, at the option of the holder, added to the stated value of the preferred for conversion computation purposes;
(3) has no voting rights; (4) has a conversion price of $0.40 per share of common stock, subject to a contractually limited maximum conversion into no greater than 9.99% of the Company's issued and outstanding common stock at conversion; (5) is redeemable at the option of the Company after two years from issuance at 135% of the stated value, plus accrued dividends; and (6) has a mandatory conversion feature exercisable by the Company five years from issue at the stated conversion price, subject to a minimum daily trading volume of 100,000 shares during a lookback period and closing bid prices not less that 300% of the conversion price. Each Series H unit consists of one share of Series H convertible preferred stock plus warrants for 25 shares of common stock having an exercise price of $0.50 per share and an expiration date of December 4, 2006.

      On December 11, 2001, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 254 shares of Series G Convertible Preferred, at a conversion price of $0.2704. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On December 12, 2001, the Company issued 30,000 to one employee for services rendered. This issue was registered on Form S-8

Subsequent events
-----------------

      On January 2, 2002, the Company issued options for 3,714 shares of common stock having an exercise price of $0.35 and exercisable for five years, pursuant to an employment agreement. The issue to this, who was part of the Company's executive management, was pursuant to Section 4(2) of the Act.

      On January 18, 2002, the Company issued 238,334 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 5,000 shares of Series D Convertible Preferred, at a conversion price of $0.2453. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On January 18, 2002, the Company issued 238,334 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 5,000 shares of Series D Convertible Preferred, at a conversion price of $0.2453. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On January 28, 2002, the Company issued 40,000 shares of common stock to The Keshet Fund LP, upon the conversion of 883 shares of Series G Convertible Preferred, at a conversion price of $0.2453. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On January 28, 2002, the Company issued 136,038 shares of common stock to AMRO International, S.A., upon the conversion of 2,840 shares of Series D Convertible Preferred, at a conversion price of $0.2453. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On January 30, 2002, the Company issued 15,000 shares of its Series H convertible preferred stock and warrants for 375,000 shares at $0.50 per share to two sophisticated and accredited investors The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $150,000 in cash. The issuance of the Series H preferred and the common stock underlying the preferred and the warrants were a continuation of the Series H offering under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On February 4, 2002, the Company issued 206,700 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 4,375 shares of Series D Convertible Preferred, at a conversion price of $0.2480. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On February 4, 2002, the Company issued 206,700 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 4,375 shares of Series D Convertible Preferred, at a conversion price of $0.2480. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On February 5, 2002, the Company issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 492 shares of Series G Convertible Preferred, at a conversion price of $0.2453. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On February 15, 2002, the Company issued 5,000 shares of its Series H convertible preferred stock and warrants for 125,000 shares at $0.50 per share to a sophisticated and accredited investor. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $50,000 in cash. The issuance of the Series H preferred and the common stock underlying the preferred and the warrants were a continuation of the Series H offering under Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On February 20, 2002, the Company issued 35,000 shares of common stock to The Keshet Fund LP, upon the conversion of 832 shares of Series G Convertible Preferred, at a conversion price of $0.2949. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On February 29, 2002, the Company issued 279,795 shares of common stock to AMRO International, S.A, upon the conversion of 7,160 shares of Series D Convertible Preferred, at a conversion price of $0.3013. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On March 1, 2002, the Company issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 536 shares of Series G Convertible Preferred, at a conversion price of $0.2993. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On March 15, 2002, the Company issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 532 shares of Series G Convertible Preferred, at a conversion price of $0.2973. The conversion included accrued and unpaid dividends on the preferred converted. The preferred and the underlying common were issued under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

      On March 18, 2002, the Company issued 50,000 shares of its Series H convertible preferred stock and warrants for 1,250,000 shares at $0.50 per share to a sophisticated and accredited investor. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $500,000 in cash. The issuance of the Series H preferred and the common stock underlying the preferred and the warrants were a continuation of the Series H offering under Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933. The Company relied upon the accredited status of the purchasers, the information contained in completed subscriber questionnaires concerning the business and investing history and experience of each purchaser and their representations to the company as to investment intent.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OF OPERATIONS

OVERVIEW

      Our business model includes obtaining license rights from Warner Brothers, Inc., granting production and marketing rights to regional dairies to produce Looney Tunes(TM) flavored milk and generating revenue primarily through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the diaries for the production, promotion and sales rights for the branded flavored milk. New dairies participating in this program typically submit an initial order that is larger than subsequent orders to create an inventory of flavor ingredients sufficient to meet current production needs and a "pipeline" reserve for production needs on a continuing basis. The creation of "pipeline" reserves has the potential effect of increasing revenues in those periods in which new dairies initiate kit orders.

      We implemented this business model starting in the United States and expanded into China and Mexico. Based on the experience of operating in China in prior years, the Company has been refocusing on limited activities in China with a solid progress and expending its activities in North America Continent.

      For the year ended December 31, 2001, our annual sales revenue began to increase with the implementation of the aforementioned business model, and reached $869,227. After three prior years of consecutive losses, however, our growth expansion to expected levels has taken time and, in 2001, we reported a total loss of $2,951,844. At December 31, 2001, we had total assets of $1,105,1215, cash on hand of $232,040, working capital deficit of $1,828,597, an accumulated deficit of $21,457,425, and negative total shareholders' equity of $1,542,159.

      As shown in the accompanying financial statements, we have suffered operating losses and negative cash flow from operations since inception and have an accumulated deficit of $21,457,425, negative equity of $1,542,159, and negative working capital at December 31, 2001. These conditions give rise to substantial doubt about our ability to continue as a going concern. As discussed herein, we plan to work toward profitability in our U.S. and China operation in 2002 and obtain additional financing. While there is no assurance that funding will be available or that we will be able to improve our operating results, we are continuing to seek equity and/or debt financing. No assurances can be given, however, that we will be successful in carrying out our plans.

CRITICAL ACCOUNTING POLICIES

      Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to reserves for bad debts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates, however, is quite limited, as we have adequate time to process and record actual results from operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Comparing to Year Ended December 31, 2000
----------------------------------------------------------------------

Revenue

      We had annual revenues in 2001 of $869,227, with a cost of sales of $194,229, resulting in a gross profit of $674,998. Of the $869,227, $671,000 was from sales in the U.S. operation, $139,927 from sales in China and $58,300 from sales in Mexico, which had its product launch in December 2001. Our revenue in 2001 increased by $660,406, a 316% increase compared to revenue of $208,821 in 2000, which consisted of $150,250 in the U.S and $58,571 in China. This increase is the result of adding five additional processor dairies in the US during 2001, with greater market penetration and distribution of Looney Tunes(TM) flavored milks.

Cost of Goods Sold

      We incurred cost of goods sold of $194,229 in 2001, consisting of $178,249 in China and $15,800 in Mexico. Our cost of goods sold in 2001 increased by $ 110, 350, a 132% increase compared to 83,879 in 2000, which consisted entirely of the cost of goods sold incurred in China.

      Under the "kit sales" business model, we do not bear any financial responsibility for the cost of the flavor ingredients used to produce the Looney Tunes(TM) flavored milk, which are purchased directly from approved suppliers by the processor dairies. In 2001, however, our China subsidiary operated under the prior production-distribution model for a portion of the year and assumed the responsibility to purchase flavor ingredients. Therefore, the cost of goods sold in 2001 in China increased by $94,370, a 113% increase compared to $83,987 in China in 2000.

      In Mexico, the initial order for flavor ingredients placed by the processor dairy in Mexico could not be filled at that time by the local division of the international flavor supplier recommended and approved by us. To expedite a December 2001 product launch, we purchased the flavor ingredients in the US for shipment to the Mexico processor dairy.

Operating expense

      We incurred selling expenses in 2001 of $153,283, which was incurred entirely in China. Our selling expense decreased in 2001 by $103,351, a 40% decrease compared to the selling expense of $256,634 in 2000, which also incurred only in China. The decrease in selling expense in 2001 was due to the strategic refocusing of our effort to implement our kit-sale business model to certain qualified dairies in major cities of China. As a percentage of total revenue, our selling expense decreased from 123% of total revenue in 2000 to 18% of total revenue in 2001. We entered the China market more than five years ago and anticipated significant time for consumers in China to accept a branded premium Western style flavored milk. We expect that selling expense in China will remain at current levels as we expand our business in China.

      We incurred general and administrative expenses in 2001 of $3,439,607, consisting of 3,228,170 in our U.S. operation and $178,249 in China operation. Our general and administrative expenses in 2001 decreased by $280,909, an 8% decrease compared to $3,720,516 in 2000. Of the $280,909 decrease, approximately $32,801 came from our China operation and the remaining $248,108 from our U.S. operation. Of the $248,108, approximately $72,000 was due to the decrease in amortization of licensing expense in 2001 from our amortization expense in 2000; approximately $94,000 related to the expense incurred for cracker distribution with a major vendor in China, which business we decided to abandon in

2000; approximately $114,000 related to website development, which was finished in 2000. The above total decrease, however, was offset by an increase of professional and consulting expense of approximately $31,900. As a percentage of total revenue, our general and administrative expense decreased from 1782% to 396%. We anticipate a further reduction of these expenses through our cost cutting efforts and the refinement of our business model.

Interest Expense

      We incurred interest expense in 2001 of $33,952, consisting of $28,365 in our U.S. operation and $5,687 in China operation. Our interest expense increased by $4,638, a 16% increase compared to $28,874 in 2000. Of the increase of $4,638, approximately $3,996 came from China operation in 2001 related to a bank loan from Fujian Bank in 2001. The bank loan was paid off in 2001.

Investment and Disposal Loss

      In November 2000, we sold our 52% equity interest in Hanzhou Meilijian Dairy Products Co. Ltd. resulting in an investment loss of $533,595 and loss on disposal of investment in Meilijian by $122,585. We did not have similar losses in 2001.

Loss Per Share

      We accrued dividends payable, including deemed dividends, to various series of preferred stock during 2001 as follows: Series B, $9,722; Series D, $65,352, Series G, $77,085, and Series H, $103,566, all which resulted in a loss of $3,207,569 attributed to common shares. With this loss of $3,207,569, our loss per share was calculated at $0.24 per share without considering dilution from the potential issuance of shares due to conversion of outstanding preferred stock or the exercise of outstanding options and warrants. Compared to our loss per share of $0.49 in 2000, our loss per share in 2001 was decreased by $0.25, a 51% decrease. The reason for the loss per share decrease was twofold: the increase of 1,553,298 in the number of weighted average common shares outstanding and a decrease of $2,681,751 in loss attributed to common shares in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, we reported that net cash used in operating activities was $3,264,753, net cash provided by investing activities was $110,852, and net cash provided by financing activities was $3,172,302 with a foreign currency translation adjustment of $121.

      As of December 31, 2001, we reported that net cash used in operating activities was $1,622,431, net cash provided by investing activities was $710,874, and net cash provided by financing activities was $1,108,693, with a negative foreign currency translation adjustment of $472.

      Net cash used in operating activities in 2001 decreased by $1,642,322, approximately a 50% decrease compared to $3,264,753 of net cash used by operating activities in 2000. Of the $1,642,322 decrease, $1,585,418 was due to the decrease in net loss from $4,537,262 in 2000 to $2,951,844 in 2001, as a result of intensified efforts of management to reduce expense and the increase in revenues. In addition, reduction in inventory by $101,171 and the increase in accrued liabilities by $563,603 contributed $664,774 to the $1,642,322 decrease.

      Net cash provided by investing activities in 2001 increased by $600,022, approximately 541% compared to $110,852 provided by investing activities in 2000. The increase mainly was due to the consideration received by us from disposal of our equity interest in Meilijian, which was consummated in 2000.

      Net cash provided by financing activities in 2001 decreased by $2,063, 610, a 65% decrease compared to $3,172,302 in 2000. The decrease resulted mainly from the decreased level of our stock issuances in 2001. In 2001, we received $1,050,000 in net proceeds from the issuance of Series H preferred stock. In 2000, we received $3,265,793 in net proceeds from the issuance of Series D, F and G preferred stock and common stock. In 2001, we borrowed $350,000 from three non-institutional lenders, represented by promissory notes of $34,000, $66,000 and $250,000, respectively.

      As of December 31, 2001, we had total liabilities of $2,647,374, representing a 51.8% increase from $1,743,909 in 2000. The 2001 liabilities include accrued liabilities of $575,019 and accounts payable of $780,492. The accounts payable of $780,909 in 2001 increased 1,516% from $48,274 in 2000, resulting principally from unpaid professional and consulting expenses associated with our efforts to file registration statements for issuing Series D, F and G preferred stock and the expansion of our "kit sales" business on an international basis.

      Our shareholders' equity at December 31, 2001 decreased by $1,848,934 to a negative $1,542,159 from $306,866 at December 31, 2000. This decrease primarily was due to the Company's net loss for 2001.

      Our principal source of cash in 2001 was the proceeds from the sale of convertible preferred stock. Net cash provided by these financing activities decreased 65% to $ 1,108,693 in 2001 from $3,172,303 in 2000.
The decrease resulted from the generally depressed financial markets in 2001. The principal uses of cash during fiscal 2001 included payments of guaranteed royalty payments to Warner Bros. in the amount of $231,250, salaries in the amount of $826,228, travel in the amount of 253,557, subsidiary expenses of $491,794, and telephone charges in the amount of $73,114.

      Going forward, the our primary requirements for cash consist of (1) the continued development of our business model in China, the United States and on an international basis; (2) general overhead expenses for personnel to support the new business activities; and (3) payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements. We estimate that our needs for cash from financing will continue until later 2002, when cash supplied by then operating activities will enable us to meet the anticipated cash requirements in 2003.

      We currently have monthly working capital needs of approximately $241,000. We anticipate monthly revenues to exceed $150,000 per month by April 2002 and $250,000 per month by July 2002. Total revenues are projected at $1,500,000 through the first three quarters of 2002. We are continuing to explore new points of sale for Looney Tunes(TM) flavored milk. Currently, Looney Tunes(TM) milk products have been placed in vending machines in select secondary schools in the greater Chicago area to determine whether a school vending program is an appropriate point of sale for these products. The implementation of such a school base program, if viable, could have a dramatic impact on the level of revenue realized by us during 2002.

      Similarly, we expect that commencement of extended shelf life ("ESL") milk production agreements with strategically placed ESL dairy processors will have a significant positive impact on revenues, with the distribution pf Looney Tunes(TM) flavored milk in national chains such as Wal-Marts and Super Target, as well as large regional supermarkets such as Publix.

      At the beginning of 2002, we began negotiations with Warner Bros. to extend the US license agreement for an additional year on the same terms before renewal of the license was necessary. The parties have agreed in principle to such an extension. In addition, Warner Bros. has informed us that a Looney Tunes(TM) license for Canada has been approved and will execute a license agreement with us in the immediate future. We have negotiated an agreement in principle with a Canadian dairy processor to produce Looney Tunes(TM) flavored milk for distribution in Eastern Canada.

      As of December 31, 2001, we received $1,055,000 of a $2.35 million private offering of our Series H convertible preferred stock and, as of March 25, 2002, we have received an additional $700,000. One investor in this private offering has committed to an additional $500,000, which we anticipate receiving in April 2002.


DEBT STRUCTURE

Warner Bros.
------------

      We hold three licenses for Looney Tunes(TM) characters and names from Warner Bros. Each license is structured to provide for the payment of guaranteed royalty payments to Warner Bros. We accounts for these guaranteed payments as debt and licensing right as assets. The following is a summary of the balances owed as of December 31, 2001 and the license expiration dates:


License       Guaranty    Balance Due    Amount past due    Expiration Date
---------------------------------------------------------------------------

US License    $500,000      $150,000         $100,000           12/31/02
China         $400,000      $215,000         $101,250           06/30/03
Mexico        $145,000      $108,750         $ 36,250           05/31/04

      Currently, the outstanding obligation under the China license agreement is $190,000, including $101,250 past due. Payments under the US and Mexico licenses are current.

International Paper
-------------------

      During the process of acquiring from American Flavors China, Inc. the 52% of equity interest in and to Hangzhou Meilijian, we issued a promissory note to assume the American Flavors' debt owed to a supplier, International Paper. The face value of that note was $282,637 at interest rate of 10.5% per annum without any collateral attached. The note has a monthly installment payment of $7,250 with 23 payments and a balloon payment of $159,862 when the note was due on July 15, 2000. We negotiated with International paper for the extension of this note. On July 6, 2000, International Paper agreed to extend the note to July 1, 2001, and the principal amount was adjusted due to different interest calculation approach. International Paper imposed a charge of $57,000 to renegotiate the note owing the failure of Hangzhou Meilijian to pay for certain packing material, worth more than $57,000 made to order in 1999. The current outstanding balance on this note is $187,743. The Company is delinquent in its payments under this note and anticipates discharging this obligation in 2002.

Fujian Bank
-----------

      During 2000, we wired $161,000 to a Chinese commercial bank in Shanghai as collateral to borrow RMB loans from the bank. With the $160,000 of time deposit as collateral, the bank agreed to loan our Shanghai subsidiary the maximum RMB amount not to exceed 90% of the value of certificate of deposit. The bank loans bore interest at 6.435% per annum and matured on September 11, 2001 for equivalent of $142,557 at December 31, 2000. The proceeds of RMB loans from the bank could be used only for working capital purposes. In 2001, the above outstanding balance was paid off.

Individual Loans
----------------

      On November 6 and 7, 2001, respectively, we received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, are payable February 1, 2002 and bear interest at the annual rate of 8%. These loans are secured by a general security interest in all the assets of the Company. The respective promissory notes maturity dates have been extended by agreement of the parties, to be paid upon the completion of the ongoing Series H financing.

      On December 27, 2001, we received $250,000 in loan proceeds from a lender who also is a holder of the Company's Series H Convertible Preferred Stock. The $250,000 was payable February 28, 2002 and bore interest at the annual rate of 12%. The holder shall receive five-year options to purchase 25,000 shares of the Company's common stock at an exercise price of $0.40 per share in 2002. A director of the Company personally guaranteed the promissory note. This loan was repaid out of proceeds from the March 19, 2002 tranche of Series H Convertible Preferred financing.

EFFECTS OF INFLATION

      We believe that inflation has not had material effect on its net sales and results of operations.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

      Our Shanghai subsidiary is located in China. It buys and sells products in China using Chinese renminbi as functional currency. Based on Chinese government regulation, all foreign currencies under the category of current account are allowed to freely exchange with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, there is no assurance that there will be no significant change in exchange rates in the near future.

FAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

      Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

      Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard on January 1, 2001 did not have a material affect on the financial statements.

NEW ACCOUNTING STANDARDS NOT ADOPTED YET

      In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

      SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, companies to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on its consolidated financial statements.

      SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company does not expect that the adoption of SFAS No. 142 will have a material effect on the consolidated financial statements.

      In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). FAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

      In August 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

      The Company expects that SFAS No. 143 and SFAS No. 144 will be adopted on their effective dates and that the adoption will not result in any material effects on its financial statements.

ITEM 7  FINANCIAL STATEMENTS



                   BRAVO! FOODS INTERNATIONAL CORPORATION

                               AND SUBSIDIARY


                        ____________________________


                            FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001


                        ____________________________

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                   F-3

Consolidated Financial Statements
  Consolidated Balance Sheets                                        F-4
  Consolidated Statements of Operations and Comprehensive Loss       F-6
  Consolidated Statement of Shareholders' Equity (Deficit)           F-7
  Consolidated Statements of Cash Flows                              F-9
  Consolidated Summary of Accounting Policies                        F-10
  Notes to Consolidated Financial Statements                         F-15

Report of Independent Certified Public Accountants


To the Board of Directors
Bravo! Foods International Corporation

We have audited the accompanying consolidated balance sheets of Bravo! Foods International Corporation and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bravo! Foods International Corporation and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the summary of accounting policies in the notes to the consolidated financial statements, the Company has a limited operating history, has incurred substantial losses since its inception, and at December 31, 2001, has a working capital deficiency, is delinquent on certain of its debts and negative net assets all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the same section. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ BDO Seidman, LLP


Los Angeles, California
March 27, 2002

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                          ----------------------------
                                                                              2000           2001
                                                                          ----------------------------

Assets
Current assets:
  Cash and cash equivalents                                               $     35,376    $    232,040
    Restricted cash (Note 2)                                                   161,000               -
    Accounts receivable                                                         30,061         152,682
    Note receivable (Note 1)                                                   716,000               -
    Other receivable                                                            16,549          17,178
    Advance to vendor                                                           13,703          20,998
    Inventories                                                                192,574          91,403
    Deferred interest (Note 3)                                                  28,500             521
    Prepaid expenses                                                            26,153          23,585
                                                                          ----------------------------
Total current assets                                                         1,219,916         538,407

  Furniture and equipment, net                                                 162,877         123,099
  License rights, net (Note 4)                                                 655,982         433,709
  Deposits                                                                      10,000          10,000
                                                                          ----------------------------
     Total assets                                                         $  2,048,775    $  1,105,215
                                                                          ============================

               See accompanying summary of accounting policies
                     and notes to financial statements.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                          ----------------------------
                                                                              2000           2001
                                                                          ----------------------------

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Bank loan - Fujian Bank (Note 2)                                        $    142,557    $          -
  Note payable to International Paper (Note 3)                                 202,743         187,743
  Notes payable to individual lenders (Note 5)                                       -         350,000
  Current portion of note payable to Warner Brothers (Note 4)                  335,000         473,750
  Accounts payables                                                             48,274         780,492
  Accrued liabilities                                                          695,243         575,019
                                                                          ----------------------------
Total current liabilities                                                    1,423,817       2,367,004

Note payable to Warner Brothers, less current portion (Note 4)                 163,750               -

Dividends payable                                                              154,342         280,370
                                                                          ----------------------------

Long-term liabilities                                                          318,092         280,370
                                                                          ----------------------------

Total liabilities                                                            1,743,909       2,647,374
                                                                          ----------------------------

Commitments and contingencies (Note 8)

Shareholders' Equity (Deficit) (Notes 9 and 10):
  Series B convertible, 9% cumulative, and redeemable preferred stock, stated value $1.00 per share, 1,260,000 shares authorized,
   107,440 shares issued and outstanding, redeemable at $107,440               107,440         107,440
  Series D convertible, 6% cumulative and redeemable preferred stock, stated value $10.00 per share, 109,000 and 87,500 shares issued and
   outstanding                                                               1,060,178         853,432
  Series F convertible and redeemable preferred stock, stated value
   $10.00 per share, 174,999 shares issued and outstanding                   1,616,302       1,616,302
  Series G convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 100,000 and 93,335 shares issued and
   outstanding                                                                 888,953         829,704
  Series H convertible and redeemable preferred stock stated value
   $10,000 per share, 105,500 share issued and outstanding                           -         465,200
  Common stock, par value $0.001 per share, 20,000,000 shares
   authorized, 13,095,414 and 14,681,008 shares issued and outstanding          13,095          14,681
  Additional paid-in capital                                                14,870,754      16,028,979
  Accumulated deficit                                                      (18,249,856)    (21,457,425)
  Accumulated other comprehensive loss - translation adjustment                      -            (472)
                                                                          ----------------------------

Total shareholders' equity (deficit)                                           306,866      (1,542,159)
                                                                          ----------------------------

Total liabilities and shareholders' equity (deficit)                      $  2,050,775    $  1,105,215
                                                                          ============================

               See accompanying summary of accounting policies
                     and notes to financial statements.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                     Years ended December 31,
                                                                   ---------------------------
                                                                       2000            2001
                                                                   ---------------------------

Revenue                                                            $   208,821     $   869,227

Cost of sales                                                           83,879         194,229
                                                                   ---------------------------

Gross margin                                                           124,942         674,998

Selling expense                                                        256,634         153,283

General and administrative expense                                   3,720,516       3,439,607
                                                                   ---------------------------

Loss from operations                                                (3,852,208)     (2,917,892)

Other (income) expense:
  Interest, net                                                         28,874          33,952
  Loss on investment in Meilijian                                      533,595               -
  Loss on disposal of investment in Meilijian (Note 1)                 122,585               -
                                                                   ---------------------------

Operating loss                                                      (4,537,262)     (2,951,844)

Income taxes provision (Note 7)                                              -               -
                                                                   ---------------------------

Net loss                                                            (4,537,262)     (2,951,844)

Dividends accrued for Series B preferred stock                          44,723           9,722
Dividends accrued for Series C preferred stock                             883               -
Dividends accrued for Series D preferred stock                         564,993          65,352
Dividends accrued for Series F preferred stock                         462,846               -
Dividends accrued for Series G preferred stock                         278,613          77,085
Dividends accrued for Series H preferred stock                               -         103,566
                                                                   ---------------------------
Net loss applicable to common shares                               $(5,889,320)    $(3,207,569)
                                                                   ===========================

Basic and diluted loss per share                                   $     (0.49)    $     (0.24)
                                                                   ===========================

Weighted average number of common shares outstanding                11,982,431      13,535,729
                                                                   ===========================

Comprehensive loss and its components consist of the following:

Net loss                                                           $(4,537,262)    $(2,951,844)
Foreign currency translation adjustment                                    121            (472)
                                                                   ---------------------------

Comprehensive loss                                                 $(4,537,141)    $(2,952,316)
                                                                   ===========================


               See accompanying summary of accounting policies
                     and notes to financial statements.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                     STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001


                                                                                                          Accumulated
                               Preferred Stock           Common Stock                                        Other
                           -----------------------   --------------------   Additional     Accumulated   Comprehensive
                             Shares       Amount       Shares      Amount     Capital        Deficit          Loss        Total
                           -------------------------------------------------------------------------------------------------------

Balance, December 31, 1999  1,855,154   $2,067,713   10,278,129   $10,278   $11,256,952   $(12,360,537)   $(134,349)   $   840,057

Stock issued for options
 exercised                          -            -      100,000       100        74,900              -            -         75,000
Issuance of common stock            -            -      125,000       125        93,625              -            -         93,750
Issuance of Preferred
 stock Series D, Rule 506      50,000      490,000            -         -             -              -            -        490,000
Deemed dividend for
 warrants and conversion
 feature - Series D                 -            -            -         -       500,000       (500,000)           -              -
Issuance of common
 stock - finder fee                 -            -       50,000        50        37,450              -            -         37,500
Issuance of common stock -
 consulting service                 -            -      131,314       131        98,355              -            -         98,486
Issuance of common stock
 for consulting services            -            -        6,374         6         5,994              -            -          6,000
Issuance of Series F
 Preferred stock              150,000    1,393,653                               86,347              -            -      1,480,000
Conversion of Series C
 Preferred stock              (14,904)     (44,713)      66,785        67        61,521              -            -         16,875
Issuance of common stock
 for consulting services            -            -       10,260        10         7,990              -            -          8,000
Conversion of Series D
 Preferred stock              (10,000)     (96,161)     184,638       185        95,976              -            -              -
Conversion of Series A
 Preferred stock             (500,000)        (500)     500,000       500                            -            -              -
Conversion of Series B
 Preferred stock           (1,017,441)  (1,017,441)   1,017,441     1,017     1,291,986              -            -        275,562
Conversion of Series D
 Preferred stock              (11,250)     (96,161)     219,566       220       111,294              -            -         15,353
Issuance of Series G
 Preferred stock               75,000      662,453                               12,547              -            -        675,000
Issuance of common stock            -            -      225,735       226       169,077              -            -        169,303
Deemed dividends -
 Preferred Series F                 -            -            -         -       400,505       (400,505)           -              -
Deemed dividends -
Preferred Series G                  -            -            -         -       144,854       (144,854)           -              -
Issuance of common stock
 to an employee                     -            -       18,199        18        14,982              -            -         15,000
Issuance of common stock
 for consulting service             -            -        6,439         6         5,994              -            -          6,000
Issuance of Preferred
 Stock Series G                25,000      226,500            -         -             -              -            -        226,500
Issuance of Preferred
 Stock Series F                24,999      222,649            -         -         2,341              -            -        224,990
Issuance of common stock
 for consulting services            -            -        5,415         5         3,995              -            -          4,000
Accrued dividends reversed
 upon conversion of Series E        -            -            -         -         4,837              -            -          4,837
Issuance of common stock
 for consulting services
 (Corporate Image Bureau)           -            -       15,000        15        14,985              -            -         15,000
Conversion of Series B
 Preferred stock             (135,119)    (135,119)     135,119       136       183,903              -            -         48,919
Accrued dividends
 for Series B                       -            -            -         -             -        (44,723)           -        (44,723)
Accrued dividends
 for Series C                       -            -            -         -             -           (883)           -           (883)
Accrued dividends
 for Series D                       -            -            -         -             -        (64,993)           -        (64,993)
Accrued dividends
 for Series G                       -            -            -         -             -        (35,250)           -        (35,250)

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                     STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001


                                                                                                          Accumulated
                               Preferred Stock           Common Stock                                        Other
                           -----------------------   --------------------   Additional     Accumulated   Comprehensive
                             Shares       Amount       Shares      Amount     Capital        Deficit          Loss        Total
                           -------------------------------------------------------------------------------------------------------


Compensation granted
 for options granted
 during 2000                        -            -            -         -        29,496              -            -         29,496
Deemed dividend for
 conversion feature -
 Series G                           -            -            -         -        98,509        (98,509)           -              -
Deemed dividend for
 warrants and conversion
 feature - Series F                 -            -            -         -        62,340        (62,340)           -              -
Net loss                            -            -            -         -             -     (4,537,262)           -     (4,537,262)
Translation adjustment              -            -            -         -             -              -      134,349        134,349
                           -------------------------------------------------------------------------------------------------------
Balance, December 31, 2000    491,439    3,672,873   13,095,414    13,095    14,870,754    (18,249,856)           -        306,866

Issuance of common stock
 to a consultant                    -            -       50,000        50        37,450              -            -         37,500
Conversion of Series D
 preferred stock              (21,500)    (206,745)     979,559       980       205,765              -            -              -
Compensation expense on
 options granted
 to Giuliano                        -            -            -         -         2,320              -            -          2,320
Conversion of Series G
 preferred stock               (6,665)     (59,250)     286,035       286        58,963              -            -              -
Accrued dividends
 reversed on Series
 D & G conversions                  -            -            -         -         8,067              -            -          8,067
Issuance of Series H
 Preferred stock              105,500      465,200            -         -       584,800              -            -      1,050,000
Beneficial conversion
 feature of Series H
 Preferred stock                    -            -            -         -        98,027        (98,027)           -              -
Issuance of common stock
 to employees                       -            -      270,000       270       139,230              -            -        139,500
Accrued dividends
 for Series B                       -            -            -         -             -         (9,722)           -         (9,722)
Accrued dividends
 for Series D                       -            -            -         -             -        (65,352)           -        (65,352)
Accrued dividends
 for Series G                       -            -            -         -             -        (77,085)           -        (77,085)
Accrued dividends
 for Series H                       -            -            -         -             -         (5,539)           -         (5,539)
Accrued dividends reversed
 upon Series D conversion           -            -            -         -        19,226              -            -         19,226
Accrued dividends reversed
 upon Series G conversion           -            -            -         -         4,377              -            -          4,377
Net loss                            -            -            -         -             -     (2,951,844)           -     (2,951,844)
Translation adjustment              -            -            -         -             -              -         (472)          (472)
                           -------------------------------------------------------------------------------------------------------
Balance, December 31, 2001    568,774   $3,872,078   14,681,008   $14,681   $16,028,979   $(21,457,425)   $    (472)   $(1,542,159)
                           =======================================================================================================

               See accompanying summary of accounting policies
                     and notes to financial statements.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                          STATEMENTS OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents


                                                                  Years ended December 31,
                                                                    2000            2001
                                                                ----------------------------

Cash flows from operating activities:
  Net loss                                                      $(4,537,262)    $(2,951,844)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                   232,257         440,156
    Issuance of common stock for penalty expense                    131,250               -
    Stock issuance in exchange for services                         137,486          37,500
    Stock compensation                                               44,496         141,820
    Investment loss in Meilijian                                    533,595               -
    Loss on disposal of investment in Meilijian                     122,585               -
    Changes in operating assets and liabilities:
      Restricted cash                                              (161,000)        161,000
      Accounts receivable                                           (30,061)       (122,621)
      Other receivable                                              (28,689)         11,511
      Advance to vendors                                            (13,703)         (7,295)
      Inventories                                                  (192,574)        101,171
      Prepaid expenses                                               (7,957)          2,568
      Accrued liabilities                                           504,824         563,603
                                                                ---------------------------
Net cash used in operating activities                            (3,264,753)     (1,622,431)
                                                                ---------------------------

Cash flows from investing activities
  Proceeds from disposal of investment in Meilijian (Note 1)        179,000         716,000
  Purchase of equipment and machinery                               (68,148)         (5,126)
                                                                ---------------------------

Net cash provided by investing activities:                          110,852         710,874
                                                                ---------------------------

Cash flows from financing activities:
  Borrowing from bank loan                                          142,557               -
  Repayment of bank loan                                                  -        (142,557)
  Borrowing from note payable                                             -         350,000
  Repayment of note payable                                        (311,048)       (148,750)
  Proceeds of issuance of Series D preferred stock                  490,000               -
  Proceeds of issuance of Series F preferred stock                1,704,990               -
  Proceeds of issuance of Series G preferred stock                  901,500               -
  Proceeds from issuance of Series H preferred stock                      -       1,050,000
  Proceeds from issuance of common stock                            169,303               -
  Proceeds from warrants and options exercised                       75,000               -
                                                                ---------------------------

Net cash provided by financing activities                         3,172,302       1,108,693
                                                                ---------------------------

Net increase in cash and cash equivalents                            18,401         197,136

Effect of changes in exchange rate on cash                              121            (472)

Cash and cash equivalents, beginning of year                         16,854          35,376
                                                                ---------------------------

Cash and cash equivalents, end of year                          $    35,376     $   232,040
                                                                ===========================

Cash paid during the year for interest                          $    6,503      $     5,687
                                                                ===========================

Cash flow information:

      During 2000 and 2001, the Company entered into several noncash financing and investing transactions which are disclosed in various footnotes to this financial statement.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

Organization and Businesses and Going Concern Uncertainty

Bravo! Foods International Corporation (the Company), formerly known as China Premium Food Corporation, was incorporated under the laws of the State of Delaware on April 26, 1996.

The Company obtained a 52% equity interest in Hangzhou Meilijian Dairy Products Co., Ltd. (Meilijian) which was purchased from American Flavor China, Inc. in 1998 in exchange for consideration of approximately $2,000,000, including shares of the Company's common stock valued at $1,531,685. As a result of this acquisition transaction, the Company recognized goodwill of $319,741, which was being amortized over a period of five years on a straight-line basis.

On November 12, 2000, the Company signed an agreement with the Chinese partner in Meilijian pursuant to which the Company's 52% interest in Meilijian was sold to the China partner for consideration of $895,000. Of $895,000, $716,000 was received by the Company in 2001 and the remaining $179,000 was wired to the Company's subsidiary in Shanghai in November 2000. Accordingly the remaining balance of goodwill and translation adjustment were expensed in the statement of operations for the year ended December 31, 2000.

In December 1999, the Company obtained Chinese government approval for the registration of Bravo! Foods International (Shanghai) Co. Ltd., a wholly owned subsidiary, in the Wai Gao Qiao free trade zone in Shanghai, China. This subsidiary was formed to import, export and distribute food products and flavored milk ingredients on a wholesale level in China.

Basis of Presentation

As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $21,457,425, negative equity of $1,542,159, negative working capital, and is delinquent on certain of its debts at December 31, 2001. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. Management plans to improve gross profit margins in its U.S. and China operations and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve its margins, the Company is continuing to actively seek equity and/or debt financing. No assurances can be given that the Company will be successful in carrying out its plans. See Subsequent Events for fund raising details at Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Bravo! Foods International Corporation and its wholly-owned subsidiary Bravo! Foods International (Shanghai) Co. Ltd. (the "Company"). All significant intercompany transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue upon shipment of products. The licensing fee revenue is recognized when licensed products are sold by licensees.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

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

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in business combinations in 1998. Goodwill was being amortized on a straight line basis over five years. The remaining unamortized balance of $170,529 in goodwill was written off in 2000 when the Company sold its equity interest in Meilijian in November 2000.

Accounting for the Investments of Long-Lived Assets and of the Long-Lived Assets to be Disposed Of

Periodically, the Company reviews the recoverability of goodwill and other long-lived assets as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The measurement of possible impairment is based primarily on the undiscounted future operating cash flows without interest charges derived from using these assets over the remaining estimated economic life. The assessed recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Amortization expense of $58,619 and $0 was recognized for the years ended December 31, 2000 and 2001, respectively.

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

Assets and liabilities of China Premium Food (Shanghai) Co., Ltd. are translated into the US dollar at the prevailing exchange rate in effect at each period end. Revenue and expenses are translated into the US dollar at the average exchange rate during the reporting period. Contributed capital is translated into the US dollar at the historical exchange rate when capital was injected. Any difference resulting from using the current rate, historical rate and average rate in determination of retained earnings is accounted for as a translation adjustment and reported as part of comprehensive income or loss in the equity section.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable and the deferred income tax asset allowance. Actual results could materially differ from those estimates.

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

Earnings (Loss) Per Share

For the years ended December 31, 2000 and 2001, total stock options and stock warrants of 10,787,417 and 14,971,917 and the outstanding preferred shares were not included in the computation of diluted earnings per share because their effect was antidilutive.

Stock-based Compensation

The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and discloses the pro forma effect on net income and earnings per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employee, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard on January 1, 2001 did not have a material affect on the financial statements.

New Accounting Standards Not Adopted Yet

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, companies to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The Company does not expect that the adoption of SFAS No. 141 will have a material impact on its consolidated financial statements.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company does not expect that the adoption of SFAS No. 142 will have a material effect on the consolidated financial statements.

The Company does not expect that the adoption of SFAS No. 142 will have a material effect on the consolidated financial statements.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). FAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

In August 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

The Company expects that SFAS No. 143 and SFAS No. 144 will be adopted on their effective dates and that the adoption will not result in any material effects on its financial statements.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 2001 presentation.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 1. Disposal of Investment in Meilijian

In November 2000, the Company sold its 52% equity interest in Meilijian to the Chinese partner consideration of $895,000. The Company recognized the disposal loss as follows:


                                           Year ended
                                       December 31, 2000
                                       -----------------

Total proceeds from Chinese partner        $  895,000

Net investment in Meilijian                   712,828
Translation adjustment                        134,228
Goodwill                                      170,529
                                           ----------
Total assets to be written off              1,017,585
                                           ----------
Loss recognized                            $ (122,585)
                                           ==========

Of the $895,000 consideration, $179,000 was received in 2000 and $716,000 was received in 2001.

Note 2 - Restricted Cash and Bank Loan in Shanghai

During 2000, the Company wired $161,000 to a Chinese commercial bank in Shanghai as collateral to borrow RMB loans from the bank. With the $160,000 of time deposit as collateral, the bank agreed to loan CPFC Shanghai the maximum RMB amount not to exceed 90% of the value of certificate of deposit. The bank loans bore interest at 6.435% per annum and matured on September 11, 2001 for RMB1,180,000 (equivalent of US$142,557) at
December 31, 2000. The proceeds of RMB loans from the bank could be used only for working capital purposes. In 2001, the above outstanding balance was paid off.

Note 3 - Extension of Note Payable to International Paper

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

The outstanding balance of this note was $202,743 and $187,743 at December 31, 2000 and 2001, respectively. The Company is delinquent on payment at December 31, 2001.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS


Note 4 - Licensing Agreements with Warner Brothers Consumer Products Co.

Licensing Agreement in China

On January 1, 1999, the Company entered into a license agreement (the Original Agreement) with Warner Brothers Consumer Products Co. (Warner) for the right to print Looney Tunes(TM) images and names, as defined in the Agreement, on its products in Shanghai and Hangzhou, China. The Company agreed to pay 3% royalty fee of net invoiced price of each licensed article with minimum guaranteed consideration of $300,000 of which $45,000 was paid at inception of the Agreement, and the balance to be paid by 10 installments of $21,250 each quarter starting on September 30, 1999 and a balloon payment of $42,500 on or before March 31, 2002. The Company recorded license rights of $300,000 and would amortize it over a period of three years.

The Original Agreement noted above only allowed the licensed material to be used on beverages. The Company desired to expand this licensing to allow the Looney Tunes(TM) images and names to be put onto cracker packages. In
June 2000, the Company entered into a license agreement (the New Agreement) with Warner for the right to print cartoon characters on certain cracker packages as defined in the New Agreement. The Company agreed to pay 5% of the price of each licensed article with minimum guaranteed consideration of $50,000 paid at the inception of the Agreement. The Company recorded license rights of $50,000, which were fully amortized as of December 31, 2001. This New Agreement has not been renewed.

On November 21, 2000, the Company entered into an amendment of the above Original Agreement with Warner. Per the amendment the term of the agreement was extended to June 30, 2003 with the guaranteed consideration being increased to $400,000. The amended agreement extended the territory that the Company can market the beverage containers to The People's Republic of China. From September 30, 1999 to September 30, 2000 the installment payment of $21,250 did not change. As of January 31, 2001, the installment payment increased to $33,750 until September 30, 2002. The last installment payment at December 31, 2002 is back to the original amount of $21,250. The Company recorded additional license rights of $100,000 and will amortize it with the remaining balance over a period of 25 months. As of December 31, 2001, the outstanding obligation under this agreement was $215,000, including $101,250 past due. The amortization of this license agreement for the years ended December 31, 2000 and 2001 was $85,714 and $94,286, respectively.

Licensing Agreement in the United States

On July 26, 2000, Bravo! entered into a licensing agreement with Warner and obtained rights to utilize Warner Brothers' Looney Tunes(TM) character images and names in the U.S. This licensing agreement gives the Company rights to such images and names in the U.S. for use in connection with specified categories of products sold by Bravo!

The Company recorded the gross amount of $500,000 as licensing agreement and an obligation to licensing agreement of $500,000 simultaneously. An amount of $250,000 was paid upon the signing of this agreement and the balance is due; $100,000 on or before June 1, 2001, $100,000 on or before December 1, 2001, and $50,000 on or before June 1, 2002. As of December 31, 2001, $150,000 of this obligation remains outstanding, including $100,000 past due, which was paid on January 3, 2002.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 4 - Licensing Agreements with Warner Brothers Consumer Products Co. (Continued)

The licensing agreement is effective from January 1, 2000 through December 21, 2002. However, the Company signed the agreement on July 26, 2000 resulting in an effective period of 30 months. Accordingly, the Company will amortize the licensing agreement over a period of 30 months. The amortization expense for the years ended December 31, 2000 and 2001 was $100,000 and $216,668, respectively.

Licensing Agreement in Mexico

In September 2001, the Company entered into a licensing agreement with Warner for the right to print Looney Tunes(TM) character images and names, as defined in the agreement, on its products in Mexico. The Company agreed to pay royalties of 5% on net sales from June 1, 2001 through May 31, 2002; 7% on net sales from June 1, 2002 through May 31, 2003; and 10% on net sales from June 1, 2003 through May 31, 2004; with a minimum total guaranteed consideration of $145,000. The minimum guaranteed consideration is payable $36,250 upon execution of the agreement, $36,250 on or before December 31, 2001, $36,250 on or before June 30, 2002, and $36,250 on or before December 1, 2002.

The licensing agreement is effective through May 31, 2004. The Company recorded license rights of $145,000 to be amortized over a period of three years. Amortization expense for the year ended December 31, 2001 was $28,194. As of December 31, 2001, the outstanding obligation remaining under this agreement was $108,750, including $36,250 past due, which was pad on January 31, 2002.

The outstanding notes payable to Warner Brothers were as follows:


                                December 31,
                          -----------------------
                             2000          2001
                          -----------------------

Note payable              $ 498,750     $ 473,750
Current portion            (335,000)     (473,750)
                          -----------------------
Long-term note payable    $ 163,750     $       -
                          =======================

Note 5 - Notes Payable to Individual Lenders

On November 6 and 7, 2001, respectively, the Company received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, are payable on February 1, 2002 and bear interest at the annual rate of 8%. These loans are secured by a general security interest in all the assets of the Company. As of March 27, 2002, the Company reached a verbal agreement with these lenders to extend these notes payable to the completion of $2.35 private placement, which has generated $1.75 million in proceeds to date.

On December 27, 2001, the Company received $250,000 in loan proceeds from a lender who also is a holder of the Company's Series H Convertible Preferred Stock. The $250,000 is payable on February 28, 2002 and bears interest at the annual rate of 12%. The holder shall receive five-year options to purchase 25,000 shares of the Company's common stock at an exercise price of $0.40 per share in 2002. A director of the Company has personally guaranteed the promissory note. The promissory note was paid out of proceeds from the March 19, 2002 tranche of Series H Convertible Preferred financing.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS


Note 6. Income Taxes

The Company is subject to Federal income taxes. As the Company experienced operating losses for the years of 1999 and 2000, no income tax was provided.

The Company has gross deferred tax assets of approximately $3,800,000 and $4,800,000 at December 31, 2000 and 2001, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not that the Company will not realize the benefits of these differences at December 31, 2000 and 2001. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at December 31, 2000 and 2001.

At December 31, 2001, the Company has available net operating losses of approximately $14,250,000 for federal income tax purpose, to offset future taxable income, if any, and expire at various dates through the year 2021 for federal income tax purpose. However, the utilization of net operating losses will be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

Note 7. Commitments and Contingencies

Commitments

The Company leases office space at its corporate office in Florida under operating leases expiring in April 2004.

Future minimum rental payments required under operating leases as of December 31, 2001 are as follows:


           Years ending December 31,     Amount
           -------------------------------------

                     2002               $ 71,015
                     2003                 74,566
                     2004                 26,098
                                        --------
                                        $171,679
                                        ========

Rental expense for the years ended December 31, 2000 and 2001 was approximately $64,000 and $83,000, respectively.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS


Note 8 - Shareholders' Equity

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

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 8 - Shareholders' Equity (Continued)

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

On June 8, 2000, the Company issued 219,566 shares of its common stock to two holders of Series D convertible preferred stock pursuant to the conversion of 11,250 shares of the preferred including accrued dividends of $10,095. The Company did not receive cash for these shares.

On June 19, 2000, the Company issued 75,000 shares of its Series G convertible preferred stock and warrants for 344,330 shares at $0.9625 per share to three sophisticated and accredited investors and two finders. The Series G convertible preferred stock was priced at $10.00 per unit and resulted in proceeds of $675,000 in cash, net of $60,000 in finder's fees and $15,000 of legal and issuance expenses. Each share of Series G convertible preferred stock (1) has a stated value of $10.00 per share; (2) accrues dividends at 8% simple interest per annum, payable in cash or, at the option of the holder, added to the stated value of the preferred for conversion computation purposes; (3) has no voting rights; (4) has a conversion feature equal to the lesser of $0.85 per share or 80% of the average of the three lowest closing bid prices in a lookback period of the 22 days immediately preceding the conversion of the preferred, subject to a maximum conversion into no greater than 9.99% of the Company's issued and outstanding common stock at conversion; (5) is redeemable at the option of the Company at 135% of the stated value, plus accrued dividends (the redemption rights on certain defined events which are outside of the control of the Company were permanently waived); and (6) has a mandatory conversion feature exercisable by the Company 3 years from issue at the stated conversion prices, subject to a minimum daily trading volume of 250,000 shares during a lookback period and closing bid prices not less that 300% of the lower conversion prices. The Company has a "put" for up to an additional 75,000 shares of the Series G convertible preferred, contingent upon the occurrence of certain defined events. Each put share has the above described features, except a conversion feature equal to 75% of the average of the three lowest closing bid prices in a lookback period of the 10 days immediately preceding the conversion of the preferred or 80% of the average of the three lowest closing bid prices in a lookback period of the 22 days immediately preceding the conversion of the preferred, at the option of the investors. The Company recognized $144,854 of deemed dividends relating to the conversion feature. The Series G warrants for 334,330 shares of common stock have an exercise price of $0.9625 per share and an expiration date of June 18, 2003.

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


        F--20


            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 8 - Shareholders' Equity (Continued)

On August 3, 2000, the Company issued 18,199 shares of its common stock at $0.82 per share (market price) to an employee.

On August 15, 2000, the Company issued 6,439 shares at $0.93 per share (market price) of its common stock to a related party for consulting service provided. The Company did not receive cash for these shares.

On October 2, 2000, the Company issued 25,000 shares of its amended Series G convertible preferred stock to two sophisticated and accredited investors and warrants to a finder for 114,777 shares of common stock. This issuance was pursuant to an agreed upon partial exercise of the put granted to the Company by the Series G investors. The amended Series G convertible preferred stock was priced at $10.00 per unit and resulted in proceeds of $226,500 in cash, net of $20,000 in finder's fees and $3,500 in escrow fees. Each share of the amended Series G convertible preferred stock has the same features as the original Series G issue, except a conversion feature for the partial put exercise equal to the lesser of $0.60 per share or 75% of the average of the three lowest closing bid prices of the 22 days immediately preceding the conversion of the preferred. The remaining 50,000 shares of the amended Series G convertible preferred subject to put lookback period of the 10 days immediately preceding the conversion of the preferred or 75% of the average of the three lowest closing bid prices in a lookback period of the 22 days immediately preceding the conversion of the preferred, at the option of the investors. The warrants for 114,777 shares of common stock have an exercise price of $0.9625 per share and an expiration date of October 1, 2003. The Company recognized $98,509 of deemed dividends relating to the conversion feature.

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

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 8 - Shareholders' Equity (Continued)

2001

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

On January 1, 2001, the Company issued 50,000 shares of common stock in lieu of payment regarding the amount due to an external consultant at the price of $0.75 per share. The total value was deducted from the amount payable to this consultant.

On August 1, 2001, the Company issued 228,000 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 4,000 shares of Series D Convertible Preferred.

On September 30, 2001, 4,000 shares of preferred stock Series D and 3,265 shares of preferred stock Series G were converted into 228,000 shares and 155,137 shares of common stock, respectively. Accordingly, the Company reversed the accrued dividends of $8,067 relating to the conversions in August and September.

On October 30, 2001, the Company issued 25,000 shares of common stock to The Keshet Fund LP, upon the conversion of 665 shares of Series G Convertible Preferred.

On October 30, 2001, the Company issued 107,347 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 3,000 shares of Series D Convertible Preferred.

On October 30, 2001, the Company issued 55,139 shares of common stock to AMRO International, S.A., upon the conversion of 1,500 shares of Series D Convertible Preferred.

On October 30, 2001, the Company issued 107,347 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 3,000 shares of Series D Convertible Preferred.

On November 1, 2001, the Company issued 65,000 shares of common stock to one employee for services rendered at a price of $0.36 per share.

On November 16, 2001, the Company issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 547 shares of Series G
Convertible Preferred.

On November 16, 2001, the Company issued 45,898 shares of common stock to The Keshet Fund LP, upon the conversion of 1,175 shares of Series G Convertible Preferred.

On November 20, 2001, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 255 shares of Series G
Convertible Preferred.

On November 27, 2001, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 255 shares of Series G
Convertible Preferred.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 8 - Shareholders' Equity (Continued)

On November 29, 2001, the Company issued 75,000 shares of common stock to three employees and one consultant for services rendered at a price of $0.37 per share.

On November 29, 2001, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 249 shares of Series G
Convertible Preferred.

On December 5, 2001, the Company issued 126,863 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 3,000 shares of Series D Convertible Preferred.

On December 5, 2001, the Company issued 126,863 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 3,000 shares of Series D Convertible Preferred.

On December 11, 2001, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 254 shares of Series G
Convertible Preferred.

On December 12, 2001, the Company issued 30,000 shares of common stock to one employee for services rendered at a price of $0.38 per share.

As a result of the aforementioned conversions from preferred stock into common stock taken late in the fourth quarter of 2001, the Company reversed the accrued dividends of $19,226 for Series D and $4,377 for Series G, respectively

Series H Convertible Preferred: Commencing March 7, 2001, a director and shareholder of Bravo! began to contribute monies toward an anticipated $1,325,000 investment in Bravo!, pursuant to a Series H Convertible Preferred offering. The Series H convertible preferred stock was priced at $10.00 per unit and resulted in net proceeds of $1,050,000 in cash, net of legal and issuance expenses of $5,000. Each share of Series H convertible preferred stock (1) has a stated value of $10.00 per share; (2) accrues dividends at 7% simple interest per annum, payable in cash or, at the option of the holder, added to the stated value of the preferred for conversion computation purposes; (3) has no voting rights; (4) has a conversion price of $0.40 per share of common stock, subject to a contractually limited maximum conversion into no greater than 9.99% of the Company's issued and outstanding common stock at conversion; (5) is redeemable at the option of the Company after two years from issuance at 135% of the stated value, plus accrued dividends; and (6) has a mandatory conversion feature exercisable by the Company five years from issue at the stated conversion price, subject to a minimum daily trading volume of 100,000 shares during a lookback period and closing bid prices not less that 300% of the conversion price. Each share of Series H preferred stock has detachable warrants for 25 shares of common stock with an exercise price of $0.50 per share and an exercise period of five years. The Series H convertible preferred stock will be issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act.

As of December 31, 2001, this director and shareholder, through his Explorer Fund Management, L.L.C., and three accredited and sophisticated investors have contributed a total of $1,055,000 to Bravo! in exchange for 105,500 of Series H preferred stock and 2,637,500 detachable warrants. The $1,055,000 of proceeds were accounted for as $465,200 for the estimated fair value of the preferred shares, $584,800 for the estimated fair value of detachable warrants, and $5,000 for issuance costs. In addition, the Company recorded $98,027 of additional paid-in-capital from the beneficial conversion feature.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 9. Stock Warrants and Options

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

The Company adopted APB No. 25 to account for the options granted to employees and SFAS No. 123 to account for the options granted non-employees. At December 31, 2000 and 2001, the Company recorded the total stock compensation expense of $515,863 and $29,496.

2001

On January 2, 2001, the Company issued options for 3,714 shares of common stock having an exercise price of $0.35, equal to the stock price on that date, and exercisable for five years, pursuant to an employment agreement.

On August 14, 2001 the Company granted to an employee 232,000 options to purchase common stock of the Company at the price of $0.35 per share, which was $0.01 lower than the market price on that date. Accordingly, the Company recognized a non-cash compensation expense of $2,320 in accordance with APB No. 25.

On August 14, 2001 the Company granted to 4 employees, a total of 110,000 options to purchase common stock of the Company at the market price on that date.

On August 14, 2001 the Company granted to the Board of Directors a total of 250,000 options to purchase common stock of the Company at the price of $0.60 per share, which was $0.24 higher than the market price on that date.

The assumptions used in the Black Scholes option pricing model in 2000 and 2001 were as follows:


                                           December 31,
                                   -----------------------------
                                    2000              2001
                                   -----------------------------

Discount rate - bond yield rate       5.85%                 4.24%
Volatility                           17.28%                85.10%
Expected life                      3 years     2.25 - 3.75 years
Expected dividend yield                  -                     -

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 9. Stock Warrants and Options (Continued)

Had the Company determined compensation cost based on the fair value at the grant date for all of its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:


                       Year ending December 31,
                     ---------------------------
                         2000            2001
                     ---------------------------

Net loss:
  As reported        $(5,889,320)    $(3,207,569)
  Pro forma          $(5,902,603)    $(4,172,271)

Loss per share:
  As reported        $     (0.49)    $     (0.24)
  Pro forma          $     (0.49)    $     (0.31)

These warrants and stock option agreements are summarized as follows:


                                                        Grant/      Warrants/
                                                      Expiration     Options     Exercise     Vesting       Expiration
                                                         Date        Granted       Price      Period           Date
                                                      ----------------------------------------------------------------

Warrants

Warrants issued in Rule 506, Regulation D offering     06/02/98       557,000      $1.00       None          06/30/03
Warrants issued with Series D Preferred Stock          03/09/99       100,000       2.96       None          03/08/02
Warrants issued with Series D Preferred Stock          04/23/99        25,000       2.96       None          04/22/02
Warrants issued with Series E Preferred Stock          07/23/99        50,000       3.00       None          07/22/01
Warrants issued with Series E Preferred Stock          07/23/99        10,000       2.75       None          07/22/04
Warrants issued with Series E Preferred Stock          07/23/99        10,000       5.00       None          07/22/02
Warrants issued with Series E Preferred Stock          08/16/99        15,000       3.00       None          08/15/01
Warrants issued with Series E Preferred Stock          08/16/99         3,000       2.75       None          08/15/04
Warrants issued with Series E Preferred Stock          08/16/99         3,000       5.00       None          08/15/02
Warrants issued with Series E Preferred Stock          09/01/99        30,000       3.00       None          08/31/01
Warrants issued with Series E Preferred Stock          09/01/99         6,000       2.75       None          08/31/04
Warrants issued with Series E Preferred Stock          09/01/99         6,000       5.00       None          08/31/02
Warrants issued with Series E Preferred Stock          09/14/99        20,000       3.00       None          09/13/01
Warrants issued with Series E Preferred Stock          09/14/99         4,000       2.75       None          09/13/04
Warrants issued with Series E Preferred Stock          09/14/99         4,000       5.00       None          09/13/02
Warrants issued with Series E Preferred Stock          09/27/99        50,000       3.00       None          09/26/01
Warrants issued with Series E Preferred Stock          09/27/99        10,000       2.75       None          09/26/04
Warrants issued with Series E Preferred Stock          09/27/99        10,000       5.00       None          09/26/02
Warrants issued with Series D Preferred Stock          02/01/00     1,300,000       0.63       None          01/31/03
Warrants issued with Series F Preferred Stock          04/06/00     3,000,000       1.00       None          04/05/03
Warrants issued with Series F Preferred Stock          04/06/00     1,600,000       0.84       None          04/05/03
Warrants issued with Series G Preferred Stock          06/19/00       344,330       0.96       None          06/18/03
Warrants issued with Series G Preferred Stock          10/02/00       114,777       0.96       None          10/01/03
Warrants issued with Series F Preferred Stock          10/13/00       114,777       0.96       None          10/12/03
                                                                    ---------

Total outstanding warrants at December 31, 2000                     7,386,884
                                                                    =========

Warrants issued with Series H Preferred Stock          12/05/01     2,637,500       0.50       None          12/05/06
Warrants expired in 2001                               07/22/01       (50,000)
Warrants expired in 2001                               08/15/01       (15,000)
Warrants expired in 2001                               08/31/01       (30,000)
Warrants expired in 2001                               09/13/01       (20,000)
Warrants expired in 2001                               09/26/01       (50,000)
                                                                    ---------

Total outstanding warrants at December 31, 2001                     9,859,384
                                                                    =========

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 9. Stock Warrants and Options (Continued)


                                                        Grant/      Warrants/
                                                      Expiration     Options     Exercise     Vesting       Expiration
                                                         Date        Granted       Price      Period           Date
                                                      ----------------------------------------------------------------

Options

Agreement One                                           4/29/97     1,005,533      $1.00       None          04/28/02
Agreement Two                                           4/30/97     2,000,000       1.00       None          04/29/02
Agreement Three                                        10/01/97        25,000       1.00       None          09/30/02
Agreement Four                                         10/01/97        15,000       1.00       None          09/30/02
Agreement Five                                          6/15/99        20,000       1.00       None          06/14/01
Agreement Six                                           6/15/99        20,000       1.00       None          06/14/01
Agreement Seven                                         6/15/99         5,000       1.00       None          06/14/01
Agreement Eight                                         6/15/99         5,000       1.00       None          06/14/01
Agreement Nine                                          6/15/99         5,000       1.00       None          06/14/01
Stock options pursuant to S-8 registration             10/06/99       500,000       0.50       None          10/17/00
Stock options pursuant to S-8 registration             10/06/99       516,000       0.75       None          10/17/00
Options exercised                                      11/16/99      (250,000)      0.50
Options exercised                                      11/18/99      (250,000)      0.50
Options exercised                                      11/23/99      (266,000)      0.75
Options pursuant to employment agreement               12/01/99        50,000       1.125      None          11/30/04
Options pursuant to employment agreement               12/01/99        50,000       1.125      None          11/30/04

Options exercised                                      01/27/00      (100,000)      0.75
Options pursuant to employment agreements              06/01/00        50,000       0.69       05/30/05      12/31/00
Options pursuant to employment agreements              09/01/00        50,000       0.75     1/3 at each     5 yrs. from
                                                                                                annual         vesting
                                                                                             anniversary
Options pursuant to consulting agreement               09/01/00        50,000       0.75       None          08/31/02
Options pursuant to consulting agreement               11/29/00        50,000       1.50       None          11/28/02
Options expired                                        10/17/00      (150,000)
                                                                    ---------

Total options outstanding at December 31, 2000                      3,400,533
                                                                    =========

Options pursuant to employment agreement               01/02/01       100,000       0.75       None          01/01/04
                                                                      100,000       0.75       None          07/01/04
                                                                      100,000       0.75     25% at          01/01/05
                                                                                             1/1/02
                                                                      100,000       0.75     25% at          07/01/05
                                                                                             7/1/02
Options pursuant to employment agreement               03/27/01        50,000       0.75       None          03/26/06
Options pursuant to directors' option plan
Arthur Blanding                                        03/27/01        70,000       0.75       None          03/26/06
Robert Cummings                                        03/27/01       145,000       0.75       None          03/26/06
Paul Downes                                            03/27/01       105,000       0.75       None          03/26/06
George Holdsworth                                      03/27/01       105,000       0.75       None          03/26/06
Michael Lucci                                          03/27/01       145,000       0.75       None          03/26/06
John McCormack                                         03/27/01       105,000       0.75       None          03/26/06
Phillip Pearce                                         03/27/01       105,000       0.75       None          03/26/06
Roy Warren                                             03/27/01       145,000       0.75       None          03/26/06

Options pursuant to employment agreement               05/31/01        50,000       0.44       None          05/30/06
Options expired at June 14, 2001                       06/14/01       (55,000)
Options pursuant to employment agreement               08/14/01       232,000       0.35       None          06/30/06
Options pursuant to employment agreement               08/14/01        50,000       0.36     12/31/01        12/31/05
Incentive bonus: employees                             08/14/01        60,000       0.36       None          08/13/06
                                                                    ---------

Total options outstanding at December 31, 2001                      5,112,533
                                                                    =========


            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 9. Stock Warrants and Options (Continued)

A summary of the status of the Company's stock options and warrants as of December 31, 2000 and 2001 with changes during the years then ended are presented below:


                                                                             Weighted
                                                                             Average
                                                                             Exercise
                                                                 Shares        Price
                                                               ----------------------

Total warrants and options outstanding at December 31, 1999     4,363,533    $ 1.16
Warrants and options granted                                    6,673,884      0.88
Warrants and options exercised                                   (100,000)    (0.75)
Warrants and options expired                                     (150,000)    (0.75)
                                                               --------------------

Total warrants and options outstanding at December 31, 2000    10,787,417      1.00

Warrants and options granted                                    4,654,500      0.59
Warrants and options exercised                                          -         -
Warrants and options expired                                     (470,000)    (0.65)
                                                               --------------------

Total warrants and options outstanding at December 31, 2001    14,971,917      0.85
                                                               ====================

The following table summarizes information about stock options and warrants outstanding at December 31, 2001:


                       Warrants/Options Outstanding         Options Warrants Exercisable
                  --------------------------------------    ----------------------------
                                  Weighted
                                   Average      Weighted                      Weighted
                                  Remaining     Average                       Average
                     Number      Contractual    Exercise         Number       Exercise
Exercise Price    Outstanding        Life         Price       Exercisable     Price
----------------------------------------------------------------------------------------

$0.00 to $0.75     5,854,500      3.72 yrs.      $0.58         5,854,500        $0.58
$0.75 to $1.00     8,776,417      0.97 yrs.       0.97         8,776,417         0.97
$1.00 to $2.00       150,000      2.25 yrs.       1.25           150,000         1.25
$2.00 to $3.00       158,000      0.72 yrs.       2.92           158,000         2.92
$5.00                 33,000      0.65 yrs.       5.00            33,000         5.00
                  ----------                     ------------------------------------
                  14,971,917      2.06 yrs.      $0.85        14,971,917        $0.85
                  ==========                     ====================================

Note 10 - Subsequent Events

On January 2, 2002, the Company issued options to purchase 3,714 shares of common stock at the exercise price of $0.35 per share and exercisable for five years, pursuant to an employment agreement.

On January 18, 2002, the Company issued 238,334 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 5,000 shares of Series D Convertible Preferred.

On January 18, 2002, the Company issued 238,334 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 5,000 shares of Series D Convertible Preferred.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 10 - Subsequent Events

On January 28, 2002, the Company issued 40,000 shares of common stock to The Keshet Fund LP, upon the conversion of 883 shares of Series G Convertible Preferred.

On January 28, 2002, the Company issued 136,038 shares of common stock to AMRO International, S.A., upon the conversion of 2,840 shares of Series D Convertible Preferred.

On February 2, 2002, in connection with a note payable of $250,000 at December 31, 2001, the Company granted to the holder a five-year option to purchase 25,000 shares of the Company's common stock at an exercise price of $0.40 per share.

On February 4, 2002, the Company issued 206,700 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 4,375 shares of Series D Convertible Preferred.

On February 4, 2002, the Company issued 206,700 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 4,375 shares of Series D Convertible Preferred.

On February 5, 2002, the Company issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 492 shares of Series G Convertible Preferred.

On February 20, 2002, the Company issued 35,000 shares of common stock to The Keshet Fund LP, upon the conversion of 832 shares of Series G
Convertible Preferred.

On February 29, 2002, the Company issued 279,795 shares of common stock to AMRO International, S.A, upon the conversion of 7,160 shares of Series D Convertible Preferred.

On March 1, 2002, the Company issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 536 shares of Series G Convertible Preferred.

Series H Convertible Preferred: Four accredited and sophisticated investors contributed the aggregate sum of $700,000 to the Company as part of the Series H Convertible Preferred offering, and received 70,000 Series A preferred shares and 1,612,500 detachable warrants to purchase the Company's common stock at $0.50 per share.

ITEM 8. CHANGES IN AND DISSAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

      None


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The directors, executive officers and significant employees/advisors are as follows. Directors serve for staggered terms of two years or until their successors are elected.


Name of Officer and Age             Position with the Company      Year Appointed
-----------------------             -------------------------      --------------

Bravo! Foods International Corp.

  Stanley A. Hirschman  56          Chairman and Director             2000
  Roy G. Warren         46          Director, Chief Executive
                                    Officer & Secretary               19971999
  John McCormack        43          Director, President & Chief
                                    Operating Officer                 1997/2000
  Michael L. Davis      68          Chief Financial Officer           1997
  Nancy Yuan            31          Treasurer                         2001
  Arthur W. Blanding    74          Director                          1999
  Robert Cummings       59          Director                          1997
  Paul Downes           40          Director                          1997
  George Holdsworth     63          Director                          1997
  Robert L. Holz        40          Director                          2000
  Michael Lucci         61          Director                          1998
  Phillip Pearce        72          Director                          1997

Bravo! Foods, Inc. - US subsidiary

  Arthur W. Blanding    74          Chairman and Director             2000
  Roy G. Warren         46          Director and Treasurer            1999
  Stanley A. Hirschman  56          Director                          2000
  John McCormack        43          Director and Chief
                                    Executive Officer                 2000/2001
  Phillip Pearce        72          Director                          2000

China Premium Food Corp (Shanghai) Co., Ltd. - Chinese subsidiary

  Jeffrey Tarmy         32          Director and General Manager      2001
  Roy G. Warren         46          Director , Chairman               1999

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

Mr. Roy G. Warren - Chief Executive Officer since May 1999; Director since
1997

      Mr. Warren serves as our Chief Executive Officer and as a director. Mr. Warren was in charge of our day-to-day operations as from 1997 until the appointment of John McCormack as President and Chief Operating Officer in December 2000. As Chief Executive Officer, Mr. Warren continues to develop strategy for our growth and external financial matters.

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

Mr. John McCormack - President, Chief Operating Officer since December 2000; Director since 1997

      Prior to his appointment as our President and Chief Operating Officer, Mr. McCormack served as an executive with Dean Foods Co. for over 15 years. Dean Foods is a US national processor and distributor of a full line of branded and private label products, including fluid milk, cottage cheese and ice cream. Prior to a 1999 move to the Chicago area for Dean Foods, Mr. McCormack managed McArthur Dairy in Miami, Florida, a wholly-owned subsidiary of Dean Foods Co. As a Vice President of Dean Foods, he was in charge of Dean Food's mid-western division out of Chicago, Illinois.

      Mr. McCormack currently serves on the compensation committee of our board of directors and is a director of our U.S. subsidiary, Bravo! Foods, Inc.


Mr. Michael L. Davis - Chief Financial Officer since October 1997

      Mr. Davis has been associated with the securities industry over 35 years, as a securities and special situations analyst with ValueLine, and as a tactical planner, general portfolio manager and short sale portfolio manager with a number of hedge funds. In 1972, he was a member of the Investment Committee at Anchor Corp., which supervised its $2.5 billion family of funds, as well as serving as Anchor's chief market analyst. From 1978 through 1989, Mr. Davis was the portfolio manager of Merrill Lynch's Special Value Fund. In addition to his position with us, for the past eight years, Mr. Davis has operated a private consulting firm, M.L. Davis Financial Services. Mr. Davis advises clients on stock selection and general market timing considerations. He researches and writes investment reports on selected small and mid-cap growth companies. In addition. Mr. Davis supervises an investment portfolio for a group of United Arab Emirates investors.

Mr. Arthur W. Blanding - Director Since November 1999

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

Mr. Paul Downes - Director Since 1997

      Mr. Downes is a director and, from August of 1997 to April of 1998, served as our Chairman. For the past 12 years, Mr. Downes has managed his personal diverse portfolio of international investments with concentration in the United Kingdom, Eastern Europe, North Africa and Asia. In 1985, he founded a group of nursing homes for the elderly in Great Britain, which he sold in 1990. Prior to that time, Mr. Downes, spent several years organizing golf tournaments and international golf matches in Malaysia, Singapore, Thailand, Philippines, Indonesia and Hong Kong, spending two years living in Southeast Asia. Mr. Downes is one of our "founders" and played a leading role in our initial raising efforts. From March of 1999, Mr. Downes has served as the Chairman of a start up marble quarry company located in Alabama.

Mr. George Holdsworth - Director Since 1997

      From March of 1997 until May 1998, Mr. Holdsworth was responsible for the operational aspects of our China operations. Since 1998, Mr. Holdsworth has managed his personal investment portfolio and has served as a director and consultant to U.S. Stone Corporation, a start up marble quarry company located in Alabama.

      Mr. Holdsworth is a graduate of the University of London with a B.S. in Mathematics and an Associate of the London College of Music. He started in business as a manufacturing manager in Earlsdon Components, Ltd., where he became Director of Operations, then owner and Managing Director. In 1993, Mr. Holdsworth became owner of Earlsdon Technology, Ltd., a JV Partner of Shanghai Earlsdon Valve Company, Ltd., and lived in Shanghai for four years, until May 1998. Mr. Holdsworth sold his interest in Shanghai Earlsdon and commenced his duties for us in March 1997.

Mr. Robert L. Holz - Director since 2000

      For the past eight years, Mr. Holz has managed a portfolio of private investments in start up companies under the aegis of Explorer Fund Management, L.L.C., and an entity, which he founded in 1994. Prior to 1994, Mr. Holz held senior management positions in securities related firms such as Nomura Securities International, Inc., National Investment Services of America and was a partner in Kidder, Peabody & Co., Inc. Mr. Holz
specializes in identifying and analyzing new business   opportunities and
managing resources for goal realization. Mr. Holz currently serves on our audit committee.


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

      Mr. Jeffrey Tarmy Director and General Manager of our wholly owned Chinese subsidiary, China Premium Food Corp (Shanghai) Co., Ltd., since January 2001

      Mr. Tarmy holds a Batchelor of Arts degree in Political Science from University of Maine, Orono, and a Masters of Science in Public Relations/Public Affairs from Golden Gate University, San Francisco. In 1996, Mr. Tarmy worked for Ketchum Newscan Public Relations Ltd. in San Francisco, where he worked with multinational clients to develop and implement nationwide communication programs.

      In 1997, Mr. Tarmy relocated to Ketchum's Shanghai, PRC office. He became responsible for Ketchum's Beijing, Guangzhou and Shanghai operations, overseeing a staff of 50 professionals in six practice areas, including brand marketing, corporate relations, food & nutrition, technology, workplace communication and healthcare. By January 2000, Mr. Tarmy held the position of Vice President, China, with Ketchum and had responsibility for business development, client servicing, quality control and agency management.

ITEM 10. EXECUTIVE COMPENSATION

Summary compensation table

      The following table sets forth the compensation paid during the last three fiscal years to the Company's Chief Executive Officer, and the four other most highly compensated executive officers whose total 2001 salary and bonus exceeded $100,000:


                                                                                   -Long-Term Compensation-
                                   ------------Annual Compensation-------------        Restricted Stock
Name & Position            Year    Salary    Bonus           Other                    Awards and Options

Roy G. Warren              1998    $120,000                                               559,914 (1)
President &                1999    $120,000
Chief Executive Officer    2000    $180,000 (retroactive
                                             to 1/1/00)
$180,000

John McCormack             2001    $180,000                  100,000 shares (2)         1,045,000(3)
President & COO

Steven Langley             1999    $ 75,000    $30,000       $70,000 (4)                  200,000 (5)
General Manager            2000    $ 75,000    $30,000       $70,000 (4)                          (5)
Chairman (China)           2001    $ 75,000 (partial yr.)

Michael Edwards            2000    $ 55,000 (partial yr.)    $ 65,000(7)                  200,000 (6)
Sales VP                   2001    $110,000

Jeffrey Tarmy              2001     100,000                                                50,000 (7)
General Manager
China subsidiary

Anthony Guiliano           2000    $ 60,000 (partial yr.)    $30,000
President &                2001    $120,000                                               235,714 (8)
Chief Operating Officer
Bravo! Foods, Inc.

--------------------
<F1>  These options were authorized by a directors' resolution on April 20,
      1997. At that time, a market did not exist for our unrestricted shares, which had a par value of $0.001. Options for 145,000 shares were issued March 27, 2001 for services as a director and member of the Executive Committee.
<F2>  One time signing bonus in common stock issued pursuant to an S-8 registration statement.
<F3>  Signing bonus of 400,000 options at $0.75 per share vested over an eighteen month period, with 25% vested on January 1, 2001, 25% vested on July 1, 2001 25% vested on January 1, 2002 and 25% vested on July
      1, 2002, respectively, with expiration dates five years from vesting. Includes unissued Incentive bonus options for 500,000 shares of common stock issued in 100,000 share tranches when stock trades at $1.00, $2.00, $3.00, $4.00 and $5.00, respectively. Exercise price is the market price at issue, with a term of five years. Also includes options for 105,000 shares issued March 27, 2001 for services as a director.
<F4>  Includes $48,000 annual allowance for housing in Shanghai, PRC for
      Mr. Langley and his family and $22,000 educational expense for family members.
<F5>  Pursuant to October 1, 1999 agreement for five year options (from vesting) at market as of September 1, 1999, subject to the following vesting schedule: 50,000 at 9-1-99; 50,000 at 9-1-00; 50,000 at 9-1-
      01; 50,000 at 9-1-02. Employment ended March 16, 2001, resulting in expiration of last two option tranches.




<F6>   $65,000 bonus paid in quarterly installments for one year with review thereafter. All options have an exercise price at market, when issued. Options for 50,000 issued as signing bonus on November 27, 2000 and bonus options for 50,000 issued on 5-31-01; also includes unissued bonus options for 50,000 on 5-31-02;and 50,000 on 5-31-03. Options have a five-year term from issuance.
<F7>  Options vest 12-31-01 at exercise price equal to market at 8-14-01
      ($0.36); options expire 12-30-05
<F8>  Incentive options for shares of common stock replaced incentive options in the Company's subsidiary, Bravo! Foods, Inc. Mr. Guiliano worked partial year in 2001, through 10-6-01.

Option grant table 2000 and 2001


                      Underlying    Percentage       Per Share       Expiration
Name & Position         Common      of Total         Exercise $         Date

2000
----

Michael Edwards        50,000          25%        market at
Sales VP                                          11-27-00($0.50)     11-26-05

2001
----

John McCormack        400,000(1)       35.7%      $0.75               5 years from
President & COO                                                       vesting

John McCormack        105,000           9.3%      $0.75                3-26-06
Director

Roy Warren            145,000          12.9%      $0.75                3-26-06
Director/Executive
Committee

Michael Edwards        50,000           4.4%      market at
Sales VP                                          5-31-01($0.44)       5-30-06

Michael Edwards        50,000           4.4%      market at
Sales VP                                          11-27-01($0.50)      11-26-05

Jeffrey Tarmy          50,000(2)        4.4%      market at

General Manager                                   8-14-01 ($0.36)     12-31-05
China subsidiary

Anthony Guiliano      235,714(3)       21%        $0.35                6-30-06

--------------------
<F1>  Signing bonus of 400,000 options at $0.75 per share vested over an eighteen-month period, with 25% vested on January 1, 2001, 25% vested on July 1, 2001 25% vested on January 1, 2002 and 25% vested on July 1, 2002
<F2>  Vests 12-31-01
<F3>  Replaces options held by Mr. Guiliano in Bravo! Foods, Inc.

Aggregated option exercises in fiscal 1999, 2000 and 2001

      None of the named executive officers exercised any stock options during fiscal 1999, 2000 or 2001. The following table provides information on the value of such officers' unexercised options at December 31, 2001.

Aggregated 2000 and 2001 Fiscal Year End Option Value Table


                           Securities Underlying          Value of "In The Money"
Name & Position             Unexercised Options           Unexercised Options (1)
---------------            ---------------------          -----------------------

Roy G. Warren       555,914(2)                                      $-0-

Stephen Langley     100,000 (100,000 unexercisable)                 $-0-

Michael Edwards     200,000 (100,000 unexercisable)                  $-0-

John McCormack      505,000 (200,000 unexercisable)(3)              $-0-

Anthony Guiliano    235,714                                         $-0-

--------------------
<F1>  On December 31, 2000 and 2001, our unrestricted common stock was quoted on the NASD Over The Counter Electronic Bulletin Board at a closing price of $0.2656 and $0.31, respectively; the reported dollar values represent the "in-the money" value of the options listed as of each year-end.
<F2>  Includes options for 145,000 options received as a director of the
      Company.
<F3>  Includes options for 105,000 options received as a director of the
      Company.

Compensation of Directors

      Directors were compensated for their travel expenses to and from board of directors' meetings in 1999, 2000 and 2001. There two in person meetings and eleven telephonic meetings of the board in 1999 and three in person meetings and five telephonic meetings of the board in 2000 and two in person meetings and three telephonic meetings in 2001. Directors receive options for 30,000 shares of common stock for each year of service. Executive Committee members have received options for an additional 35,000 shares for the period 1998 to date.

Employment contracts

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

      *  Nancy Yuan, Treasurer

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

      * Stephen Langley, Chief Operating Officer (General Manager) of China Premium (Shanghai), wholly owned Chinese subsidiary

      Mr. Langley had a five-year contract with the Company, which contained a notice based termination provision. Mr. Langley left the employ of the Company on March 16, 2001.

      * Anthony Guiliano, President and Chief Operating Officer of Bravo! Foods, Inc.

      Mr. Guiliano had a five-year contract with the Company's Bravo! subsidiary, which contained a notice based termination provision. Mr. Guiliano left the employ of the Company on October 6, 2001.

      * Jeffrey Tarmy, General Manager of China Premium (Shanghai), wholly owned Chinese subsidiary

      Mr. Tarmy has a two-year contract effective January 1, 2001, at a base annual salary of $100,000, with quarterly bonuses of $5,000 in the first year. In addition, Mr. Tarmy receives a n $18,000 annual housing allowance and a local transportation expenses. Mr. Tarmy's employment agreement calls for his receipt of five-year stock options in four equal tranches of 50,000 shares each at an exercise price of $1.12 per share. The tranches are to be issued January 1, 2001, 2002, 2003 and 2004, respectively, with each tranche vesting one year after issue.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our common stock as of March 25, 2002, as to

      * each person known to beneficially own more than 5% of the Company's common stock
      *  each of the Company's directors
      *  each executive officer
      *  all directors and officers as a group

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

Holders of 5% or more of  the Company's common stock follows:


                  Name & Address of                 Amount & Nature of      Percent
Title of Class    Beneficial owner                 Beneficial Ownership    of Class
--------------    -----------------                --------------------    --------

Common            Amro International, S.A.         1,979,936(1)              9.99%
                  Grossmuenster Platz 26
                  P.O. Box 4401
                  Zurich, Switzerland CH 8022

                  Austinvest Anstalt Balzers
                  Landstrasse 938
                  9494 Furstentums
                  Balzers, Liechtenstein

                  Esquire Trade & Finance Inc.
                  Trident Chambers
                  P.O. Box 146
                  Road Town, Tortola, B.V.I.

Common            THE KESHET FUND L.P.             1,979,936(2)              9.99%
                  KESHET L.P.
                  NESHER LTD
                  TALBIYA B. INVESTMENTS LTD.
                  Ragnall House, 18 Peel Road
                  Douglas, Isle of Man
                  1M1 4L2, United Kingdom

Common            Mr. Dale Reese                   3,157,985                15.93%
                  125 Kingston Road
                  Media, PA

Common            Paul Downes                      2,087,776                10.53%
                  Tamarind Management Ltd.
                  20579 S. Charlestown
                  Boca Raton, FL 33433

Common            Libra Finance, S.A.              1,662,500                 8.3%
                  P.O. Box 4603
                  Zurich, Switzerland

Common            American Flavors China, Inc.     1,531,685                 7.7%
                  Florence & Noam Sender
                  (principal beneficial owners)
                  1007 Chestnut Street
                  Newton, MA 02164

Common            Explorer Fund Management, LLC    1,979,936(3)              9.99%
                  (Robert Holz)
                  444 N. Michigan Ave.
                  Chicago, IL 60611

--------------------
<F1>  Amro International, S.A.,  Austinvest Anstalt Balzers and Esquire
      Trade & Finance Inc. share a common investment representative, attorney and subscription agreements for the Series D and Series F convertible preferred stock and are treated as a group for beneficial ownership purposes. This group is contractually limited to a beneficial ownership of the Company's equity not to exceed 9.99%.




<F2>  THE KESHET FUND L.P., KESHET L.P., NESHER LTD. and TALBIYA B.
      INVESTMENTS LTD share a common investment representative, attorney and subscription agreements for the Series G convertible preferred stock and are treated as a group for beneficial ownership purposes. This group is contractually limited to a beneficial ownership of the Company's equity not to exceed 9.99%.
<F3>  This owner is contractually limited to a beneficial ownership of the
      Company's equity not to exceed 9.99%.

Common stock owned by our directors follows:


                  Name & Address of                 Amount & Nature of      Percent
Title of Class    Beneficial owner                 Beneficial Ownership    of Class
--------------    -----------------                --------------------    --------

Common            Paul Downes                      2,087,776(1)             10.53%
                  Tamarind Management Ltd.
                  20579 S. Charlestown
                  Boca Raton, FL 33434

Common            Roy G. Warren                    1,464,328(2)              7.38%
                  1128 Country Club Road
                  N. Palm Beach, FL 33408

Common            Robert Cummings                    455,000(3)              2.29%
                  2829 N.E. 44th Street
                  Lighthouse Point, FL 33064

Common            Michael G. Lucci                   405,000(4)              2.04%
                  49 Spanish River Drive
                  Ocean Ridge, FL 33435

Common            John McCormack                     605,000(5)              3.04%
                  8750 South Grant
                  Burridge, IL 60521

Common            Mr. Arthur W. Blanding             102,889(6)              0.51%
                  Janesville, WI 53545

Common            Phillip Pearce                     156,000(7)              0.78%
                  6624 Glenleaf Court
                  Charlotte, NC 28270

Common            Stanley Hirschman                   19,670                 0.099%
                  2600 Rutgers Court
                  Plano, Texas 75093

Common            Robert Holz                      1,979,936(8)              9.99%
                  4330 North Greenview
                  Chicago, IL 60613

--------------------
<F1>  Includes options for 1,383,705 common shares held by an affiliate of
      Mr. Downes and director's options for 105,000 common shares




<F2>  Includes options for 555,914 common shares and director's options for
      145,000 common shares.
<F3>Includes director's options for 145,000 common shares.
<F4>  Includes director's options for 145,000 common shares.
<F5>  Includes vested options for 300,000 common shares and director's options for 105,000 common shares.
<F6>   Includes director's options for 70,000 common shares.
<F7>  Includes director's options for 105,000 common shares.
<F8>   Of the listed amount of common shares, Mr. Holz directly owns
      240,000. The balance, which is subject to the contractual ownership limitation of 9.99%, are common shares underlying the Company's Series H convertible preferred and warrants held by Explorer Fund Management, LLC, an affiliate of Mr. Holz.

Common stock owned by our executive officers follows:


                  Name & Address of                 Amount & Nature of      Percent
Title of Class    Beneficial owner                 Beneficial Ownership    of Class
--------------    -----------------                --------------------    --------

Common            Roy G. Warren                    1,464,328(1)             7.38%
                  CEO/Director

Common            John McCormack                     605,000(2)             3.04%
                  President/COO/Director

Common            Michael Edwards                    230,143(3)             1.81%
                  Vice President

Common            Michael L. Davis                    75,000(4)             0.378%
                  Chief Financial Officer

Common            Nancy Yuan                          55,000(5)             0.277%
                  Treasurer

--------------------
<F1>  Includes options for 555,914 common shares and director's options for
      145,000 common shares.
<F2>  Includes vested options for 300,000 common shares and director's options for 105,000 common shares.
<F3>  Includes vested options for 100,000 common shares
<F4>  Vested options
<F5>  Vested options

Common stock owned by our directors and
 executive officers as a group                     7,180,742             36.23%

      There currently are no arrangements that may result in a change of ownership or control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits
    --------


           SEC
Exhibit    Reference
No.        No.          Title of Document
-------    ---------    ----------------------

1a         2            Asset Purchase Agreement China Peregrine Enterprises, Limited         (1)

1b         2            Interim Agreement to Operate China Peregrine Project                  (1)

2a         3(i)         Articles of Incorporation                                             (1)

2b         3(i)         Amended Articles (name change)                                        (1)

3          3(ii)        Restated Bylaws China Peregrine Food Corporation                      (1)

4a         4            Rights of Equity Holders Common see Articles of Incorporation         (1)

4b         4            Preferred, Series A and B Designation                                 (1)

4c         4            Preferred, Series C Designation                                       (1)

4d         4            Preferred, Series D Designation                                       (2)

4e         4            Preferred, Series D Amended                                           (4)

4f         4            Preferred, Series E Designation                                       (3)

4g         4            Preferred, Series F Designation                                       (4)

4h         4            Preferred, Series G Designation                                       (5)

4i         4            Preferred, Series H Designation                                        *

7a         10           Material Contracts   Asset Purchase Agreement                         (1)
                        American Flavors China, Inc

7b         10           First Amendment (1-28-98)                                             (1)

7b         10           Second Amendment (6-19-98)                                            (1)




7i         10           Bravo! - Quality Chekd Promotion Agreement                            (6)

7j         10           Bravo! - Dairy Production Agreement                                   (6)

7k         10           Warner Bros./China Premium License Agreement (China)                  (7)

7l         10           Warner Bros./China Premium License Agreement (modified)               (7)

7m         10           Warner Bros./Bravo! Foods License Agreement (US)                      (7)

7o         10           Employment Contracts                                                  (7)

7p         10           Omega Consulting Contract                                             (7)

7q         10           Lane Cracker Contract                                                 (7)

7r         10           Lease: US corporate offices,  N.Palm Beach, FL                        (7)

7t         10           Warner Bros./Bravo! Foods International License Agreement (Mexico)     *

9a         21           Subsidiaries  Certificate of Incorporation Bravo! Foods, Inc.             (6)

9b         21           Subsidiaries Articles of Association                                          (6)
                        China Premium Food Corporation (Shanghai) Co., Inc.

11         99           Hangzhou Meilijian Audited Financial                      (4)
                        Statements, Years Ending December 31,1998 and 1999

--------------------
<F1>  Filed with Form 10SB/A First Amendment
<F2>  Filed with Form 10QSB for 3-31-99
<F3>  Filed with Form 10QSB for 6-30-99
<F4>  Filed with Form 10K-SB for 12-31-99
<F5>  Filed with Form 10QSB for 6-30-00
<F6>  Filed with Form SB-2/A Second Amendment
<F7>  Filed with Form SB-2/A Third Amendment


      *    Filed with this Form 10K-SB

(b)   Reports on Form 8-k During the Last Quarter of 2000:
      ----------------------------------------------------

None

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, China Premium Food Corporation has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this March 39, 2002.


                                  BRAVO! FOODS INTERNATIONAL CORP.
                                  (Formerly China Premium Food Corporation)

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

/S/ Roy G. Warren       Chief Executive Officer    March 29, 2002
and Director

/S/ Michael L. Davis    Chief Financial Officer    March 29, 2001

/S/ Nancy Yuan          Treasurer                  March 29, 2001