Form 10QSB
period 2002-03-31
CHINA PREMIUM FOOD CORP
filed 2002-05-15
CIK 1061029

-------------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2002

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

   -----------------------------------------------------------------------
             (Former name, former address and former fiscal year
                        if changed since last report)

Check whether the issuer

      (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
      (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

         Date                       Class                Shares Outstanding
         5/10/02                Common Stock                 16,853,105

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements                                       F-1

        Consolidated balance sheets as of                          F-1
        March 31, 2002 (unaudited) and December 31, 2001

        Consolidated statements of operations                      F-3
        (unaudited) for the three and ended
        March 31, 2002 and 2001

        Consolidated statements of cash flows                      F-4
        (unaudited) for the three months ended
        March 31, 2002 and 2001

        Notes to consolidated financial statements (unaudited)     F-5

Item 2. Management's Discussion and Analysis of Financial          9
        Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2. Changes In Securities and Use of Proceeds                  16

Item 6. Exhibits and reports on Form 8-K                           20

SIGNATURES                                                         20

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                               December 31,      March 31,
                                                                                   2001             2002
                                                                               ------------      ---------

Assets
Current assets:
  Cash and cash equivalents                                                    $    232,040     $     21,908
  Accounts receivable                                                               152,682          192,573
  Other receivable                                                                   17,178           16,634
  Advance to vendor                                                                  20,998           20,998
  Inventories                                                                        91,403           90,799
  Deferred interest                                                                     521                -
  Prepaid expenses                                                                   23,585           30,782
                                                                               -----------------------------
Total current assets                                                                538,407          373,694

Furniture and equipment, net                                                        123,099          112,438
License rights, net of accumulated amortization of $661,291 and $692,779            433,709          352,222
Deposits                                                                             10,000           10,000
                                                                               -----------------------------
Total assets                                                                   $  1,105,215     $    848,354
                                                                               =============================
Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                                                $    350,000     $    100,000
  Note payable to International Paper                                               187,743          187,743
  Current portion of note payable to Warner Brothers                                473,750          315,853
  Accounts payable                                                                  780,492          809,631
  Accrued liabilities                                                               575,019          477,613
                                                                               -----------------------------
Total current liabilities                                                         2,367,004        1,890,840

Dividends payable                                                                   280,370          270,207
                                                                               -----------------------------
Long-term liabilities                                                               280,370          270,207
                                                                               -----------------------------

Total liabilities                                                                 2,647,374        2,161,047
                                                                               -----------------------------

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                               December 31,      March 31,
                                                                                   2001             2002
                                                                               ------------      ---------

Commitments and contingencies

Shareholders' Equity (Note 2):
  Series B convertible, 9% cumulative, and redeemable preferred stock, stated value $1.00 per share, 1,260,000 shares authorized, 107,440 and
   107,440 shares issued and outstanding, redeemable at $107,440                    107,440          107,440
  Series D convertible, 6% cumulative and redeemable preferred stock, stated value $10.00 per share, 87,500 and 58,750 shares issued and
   outstanding                                                                      853,432          573,017
  Series F convertible and redeemable preferred stock, stated value $10.00
   per share, 174,999 and 174,999 shares issued and outstanding                   1,616,302        1,616,302
  Series G convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 93,335 and 90,060 shares issued and
   outstanding                                                                      829,704          800,591
  Series H convertible and redeemable preferred stock, stated value $10.00
   per share, 105,500 and 175,500 shares issued and outstanding                     465,200          939,686
  Common stock, par value $0.001 per share, 20,000,000 shares authorized,
   14,681,008 and 16,121,909 shares issued and outstanding                           14,681           16,122
  Additional paid-in capital                                                     16,028,979       16,853,105
  Accumulated deficit                                                           (21,457,425)     (22,218,956)
  Translation adjustment                                                               (472)               -
                                                                               -----------------------------
Total shareholders' equity                                                       (1,542,159)      (1,312,693)
                                                                               -----------------------------

Total liabilities and shareholders' equity                                     $  1,105,215     $    848,354
                                                                               =============================

        See accompanying notes to consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three Months Ended March 31,
                                                           -----------------------------
                                                               2001             2002
                                                               ----             ----
                                                           (Unaudited)      (Unaudited)

Revenue                                                    $    172,091     $    248,221

Cost of revenue                                                 123,096            4,483
                                                           -----------------------------
Gross profit                                                     48,995          243,738

Selling expenses                                                 76,242           10,286
General and administrative expense                            1,229,254          707,567
                                                           -----------------------------
Loss from operations                                         (1,256,501)        (474,115)

Other income (expense)
  Interest expense, net                                         (14,552)          (9,737)
  Other expenses                                                      -           (1,368)
                                                           -----------------------------
Loss before income taxes                                     (1,271,053)        (485,220)

Income tax provision                                                  -                -

Net loss                                                     (1,271,053)        (485,220)

Dividends accrued for Series B preferred stock                   (2,417)          (2,417)
Dividends paid and accrued for Series D preferred stock         (16,538)         (10,202)
Dividends accrued for Series G preferred stock                  (20,000)         (16,321)
Dividends accrued for Series H preferred stock                        -         (247,371)
                                                           -----------------------------

Net loss applicable to common shareholders                 $ (1,310,008)    $   (761,531)
                                                           =============================
Weighted average number of common shares outstanding         13,195,414       15,570,010
                                                           =============================
Basic and diluted loss per share                           $      (0.10)    $      (0.05)
                                                           =============================

        See accompanying notes to consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2001           2002
                                                                                     ----           ----
                                                                                 (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                                                       $(1,272,053)     $(485,220)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     95,086         92,148
    Stock issuance in exchange for services                                           75,000              -
    Options issued for compensation                                                        -          4,051
    Amortization of deferred interest                                                 14,250            521
    Increase (decrease) from changes in:
      Prepaid expenses                                                                  (605)        (7,197)
      Accounts Receivable                                                            (67,186)       (39,891)
      Other receivable                                                                 9,466            544
      Note Receivable                                                                716,000              -
      Advance to vendors                                                             (32,232)             -
      Inventories                                                                     83,217            604
      Other deferred charges                                                            (642)             -
      Accounts payable and accrued expenses                                          252,207        (68,267)
                                                                                 --------------------------
Net cash used in operating activities                                               (127,492)      (502,707)
                                                                                 --------------------------

Cash flows from investing activities:
  Purchase of equipment                                                               (2,239)             -
                                                                                 --------------------------

Net cash used in investing activities                                                 (2,239)             -
                                                                                 --------------------------

Cash flows from financing activities:
  Proceeds of Series H preferred stock                                                     -        700,000
  Proceed from stock subscription                                                    250,000              -
  Payment of note payable and bank loan                                              (40,000)      (407,897)
                                                                                 --------------------------

Net cash provided by financing activities                                            210,000        292,103

Effect of changes in exchange rates on cash                                                -            472

Net decrease in cash and cash equivalents                                             80,269       (210,132)

Cash and cash equivalents, beginning of period                                        35,376        232,040
                                                                                 --------------------------

Cash and cash equivalents, end of period                                         $   115,645      $  21,908
                                                                                 ==========================
Cash paid during the period:
  Interest                                                                       $         -      $       -
                                                                                 ==========================

Supplemental disclosure of non-cash activities
  Non cash items disclosure:
    Issuance of common stock for services                                        $    75,000      $       -
    Accrual of Preferred Dividends                                                    38,955         39,547
    Reversal of Accrued Dividends due to conversion of preferred stock
     to common stock                                                                       -         49,710
    Conversion of Series D preferred stock to common stock                                 -        279,109
    Conversion of Series G preferred stock to common stock                                 -         28,978
    Issuance of Warrants with Series H preferred stock issuance                            -        225,514
    Deemed Dividends on Series H preferred stock                                           -        236,764
                                                                                 ==========================

        See accompanying notes to consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 1 - Interim Periods

The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International, Corp. and its wholly-owned subsidiary Bravo! Foods, Inc. (the "Company"). The Company is engaged in the co-production, marketing and distribution of branded dairy and snack food products in the People's Republic of China and the United States. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As previously reported, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Note 2 - Transactions in Shareholders' Equity

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

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 2 - Transactions in Shareholders' Equity (Continued)

On January 30, 2002, the Company issued 15,000 shares of its Series H convertible preferred stock, having a conversion price of $0.40 per share of common stock, and warrants for 375,000 shares at $0.50 per share. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $150,000 in cash. In accordance with EITF 00-27, the Company recorded a deemed dividend of $65,357 related to a beneficial conversion feature.

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

On February 15, 2002, the Company issued 5,000 shares of its Series H convertible preferred stock, having a conversion price of $0.40 per share of common stock, and warrants for 125,000 shares at $0.50 per share to a sophisticated and accredited investor. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $50,000 in cash. In accordance with EITF 00-27, the Company recorded a deemed dividend of $15,582 related to a beneficial conversion feature.

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

On March 1, 2002, the Company issued warrants for 25,000 shares of common stock, having an exercise price of $0.40 per share. The warrants are immediately exercisable and have an expiration date of February 28, 2007. These warrants were issued to the lender in connection with a December 27, 2001 loan of $250,000 to the Company.

On March 15, 2002, the Company issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 532 shares of Series G Convertible Preferred.

On March 18, 2002, the Company issued 50,000 shares of its Series H convertible preferred stock, having a conversion price of $0.40 per share of common stock, and warrants for 1,250,000 shares at $0.50 per share to a sophisticated and accredited investor. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $500,000 in cash. In accordance with EITF 00-27, the Company recorded a deemed dividend of $155,824 related to a beneficial conversion feature.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 3 - Adoption of New Accounting Standards

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

The Company adopted SFAS No. 141, SFAS No. 142 effective January 1, 2002. Previous business combinations were accounted for using the purchase method. The Company has no goodwill or other intangibles recorded as a result of these business combinations and, as a result of the adoption of SFAS No. 141 and 142, had no effect on net income or earnings per share. As of March 31, 2002, the Company had license rights with a net book value of $352,222. Future amortization is as follows for subsequent years ending March 31:

            2003       $280,119
            2004         64,052
            2005          8,051
                       --------
                       $352,222

In August 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company acopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the Consolidated Financial Statements.

In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). FAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 4 - Subsequent Events

On April 18, 2002, the Company received $50,000 in loan proceeds from a lender who also is a holder of the Company's Series H Convertible Preferred Stock. The $50,000 is payable May 15, 2002 with interest at the annual rate of 8%.

On April 19, 2002, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 252 shares of Series G Convertible Preferred.

On April 19, 2002, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 234 shares of Series G Convertible Preferred.

On April 24, 2002 the Company's Board of Directors voted to extend options for 1,383,705 shares of common stock issued on April 29 and April 30, 1997 to Tamarind Management, Ltd. (an affiliate of Mr. Paul Downes, a founder of the Company) and options for 700,000 shares of common stock issued on April 30, 1997 to Mr. Dale Reese (a founder of the Company), for services rendered to the Company. These extended options, which had original expiration dates of April 29 and April 30, 2002, respectively, retain an exercise price of $1.00 and are exercisable upon the following conditions:
The expiration dates for these options are extended for a two-year period, commencing upon the effective date of a registration statement for the resale of the common stock underlying the options; the options will not be exercised during a one year lockup period commencing on the 1st day after the Company's common stock trades during a 90 day period at a moving average of at least $1.00; the Company has the option to call the options commencing on the 1st day after the Company's common stock trades during a 90 day period at a moving average of at least $2.00.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about the our prospects and strategies and its expectations about growth contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the uncertainty as to whether our new business model can be implemented successfully; the accuracy of its performance projections; and our ability to obtain financing on acceptable terms to finance its operations until profitability.

OVERVIEW

Our business model includes obtaining license rights from Warner Brothers, Inc., granting production and marketing rights to processor dairies to produce Looney Tunes(TM) flavored milk and generating revenue primarily through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the diaries for the production, promotion and sales rights for the branded flavored milk.

Prior to 2001, our business primarily involved the production and distribution of milk in China. In the third quarter of 2000, we began to refocus our business away from the production - distribution aspect of the value chain by implementing a business model that involved the branding, marketing, packaging design and promotion of flavored fresh milk in the United States, branded with Looney Tunes(TM) characters. The processing, local promotion and sales of this branded flavored milk were the responsibility of regional dairy processors, to whom we sold "kits" pursuant to written production agreements. During the middle of 2001, this refocused business was implemented in China and, in December 2001, in Mexico.

The business model that relied on production agreements with regional dairy processors for branded fresh milk, while viable, proved to have limited sales expansion capabilities in the US owing to the inherent distribution limitations of a product with a short shelf life. Under this business model, we achieved market penetration in approximately 3,200 stores, which included approximately 11% of the supermarkets on a national basis. The advent of extended shelf life (ESL) milk presented us with the opportunity to dramatically increase sales on a national basis. In the third quarter of 2001 and the first quarter of 2002, we entered into production contracts with Shamrock Farms, located in Phoenix, and Jasper Products, of Joplin, Missouri, respectively, and entered into arrangements to supply 400 Wal-Mart stores and all 86 Super Target stores with Looney Tunes(TM) ESL flavored milks. While our ESL business promises greater market penetration, we intend to maintain our existing short shelf life milk business with regional dairy processors currently under contract.

In the first quarter of 2002, we further refined our business model by assuming greater control over the sales and promotion of our ESL branded flavored milk and by the addition of a new source of revenue. We are no longer dependent upon processor dairies to promote the sale of our ESL product. Since ESL milk sales are not limited to the accounts of regional dairy processors by distribution issues, we have assumed responsibility for promoting sales either directly or through food brokers who represent us with both national and regional accounts. This refined business model, coupled with the production capacity of these two ESL dairy processors, allowed us to seek national accounts in an aggressive fashion, resulting in arrangements to supply, for example, 1,174 Win Dixie locations and 700 Publix supermarkets. Currently, we have arrangements for the distribution and sale of our branded ESL flavored milk in over 6,000 supermarkets, representing 25% penetration of the national market, as well as an additional 1000 discount, club and convenience stores. Our expansion from 3,700 stores into over 6,000 stores nationally, in essentially one quarter, is a testament to the efficacy of this new sales and promotion strategy.

In addition, under our refined business model, our revenue source derives not only from "kit" sales but also from a share of the differential between the cost to us of producing the ESL product and the wholesale price to our accounts. Under this new plan, we will realize on the cost-price differential between $0.025 and $0.03 per product unit sold in addition to the $0.05 per unit realized from "kit" sales. We have forecasted sales in excess of 5,000,000 units for the second quarter of 2002.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to reserves for bad debts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our use of estimates, however, is quite limited, as we have adequate time to process and record actual results from operations.

RESULTS OF OPERATIONS

Financial Condition March 31, 2002
----------------------------------

As of March 31, 2002, we had an accumulated deficit of $22,218,956 and cash on hand of $21,908 and reported total shareholders' equity of $(1,312,693).

For this same period of time, we had revenue of $248,221 and general and administrative expenses of $707,567.

After net interest expenses of $9,737, cost of goods sold of $4,483 and selling expenses of $10,826 incurred in the operations of the Company's Chinese and U.S. wholly owned subsidiaries, we had a net loss of $485,220.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001
-------------------------------------------------------------------------------

Revenue

We had revenues in for the three months ended March 31, 2002 of $248,221, with a cost of sales of $4,483, resulting in a gross profit of $243,738.
Of the $248,221, $221,845 was from sales in the U.S. operation, $6,251 from sales in China and $20,125 from sales in Mexico, which had its product launch in December 2001. Our revenue for the three months ended March 31, 2002 increased by $76,130, a 44% increase compared to revenue of $172,091 for the same period in 2001. This increase is the result of

      * moving from a production-distribution oriented business model with limited, capabilities, to the "licensing/branding" business model;
      *     adding five additional processor dairies in the US during 2001;
      * the continued expansion of sales of extended shelf life product, which provides greater distribution flexibility; and
      * greater market penetration and distribution of Looney Tunes(TM) flavored milks.

Cost of Goods Sold

We incurred cost of goods sold of $4,483 for the three months ended March 31, 2002, most of which was incurred in our China operation. Our cost of goods sold in 2002 decreased by $118,613, a 96% decrease compared to $123,096 for the same period in 2001.

Under the "licensing/branding" business model, we do not bear any financial responsibility for the cost of the flavor ingredients used to produce the Looney Tunes(TM) flavored milk, which are purchased directly from approved suppliers by the processor dairies. In 2001, our China subsidiary operated under the prior production-distribution model for a portion of the year and assumed the responsibility to purchase flavor ingredients. In Mexico, the initial order for flavor ingredients placed by the processor dairy in Mexico could not be filled at that time by the local division of the international flavor supplier recommended and approved by us. To expedite a December 2001 product launch, we purchased the flavor ingredients in the US for shipment to the Mexico processor dairy. A small portion of theses expenses was incurred during the first three months of 2002.

Operating Expense

We incurred selling expenses for the three months ended March 31, 2002 of $10,286, consisting of $7,286 incurred in China and $3,000 in our US operation. Our selling expense decreased for the three months ended March 31, 2002 by $65,956, an 87% decrease compared to the selling expense of $76,242 for the same period in 2001, which was incurred only in China. The decrease in selling expense was due to the strategic refocusing of our effort to implement our kit-sale business model to certain qualified dairies in major cities of China. We entered the China market more than five years ago and anticipated significant time for consumers in China to accept a branded premium Western style flavored milk. We expect that selling expense in China will remain at current levels as we expand our business in China.

We incurred general and administrative expenses for the three months ended March 31, 2002 of $707,567, consisting of $690,585 in our U.S. operation and $16,982 in China. Our general and administrative expenses in 2002 decreased by $521,687, a 42% decrease compared to $1,229,254 for the same period in 2001. Of the $521,687 decrease, approximately $116,377 was due to the decrease in salaries in 2002, approximately $100,000 was due to a decrease in marketing and promotional expenses in 2002, and approximately $95,000 was related to a decrease in overhead expense in China.

Interest Expense

We incurred interest expense for the three months ended March 31, 2002 of $11,105, consisting of $11,098 in our U.S. operation and $7 in our China operation. Our interest expense in 2002 decreased by $3,447, a 24% decrease compared to $14,552 in 2001. The decrease came from our China operation related to a bank loan from Fujian Bank, which was paid off in 2001.

Net Loss

We had a net loss for the three months ended March 31, 2002 of $485,220 compared with a net loss of $1,271,053 fort he same period in 2001. The net loss consisted of $22,507 in China and $462,713 from our US operation. The net loss decrease in 2002 amounted to $785,833 or 61% compared to the same period in 2001. The decrease in net loss in 2002 resulted from a 42% reduction in general and administrative expenses coupled with a 44% increase in gross revenues in 2002.

Loss Per Share

We reported a loss of $0.05 per share for the three months ended March 31, 2002, compared to a loss of $0.10 per share for the same period of 2001, representing a 50% decrease.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we reported that net cash used in operating activities was $502,707, and net cash provided by financial activities was $292,103.

As of March 31, 2001, we reported that net cash used in operating activities was $127,492, net cash used in investing activities was $2,239, and net cash provided by financing activities was $210,000.

Net cash used in operating activities increased by $375,215 to $502,707 for the three months ended March 31, 2002, representing approximately 294% increase, compared to $127,492 of net cash used in operating activities for the same period of 2001. The increase relates to collection if a $716,000 note receivable during the three months ended March 31, 2001, partially offset by decreasing net losses.

Net cash used in investing activities decreased by $2,239 to $0 for the three months ended March 31, 2002, representing a 100% decrease, compared to $2,239 for the same period of 2001.

Net cash provided by financing activities for the period ended March 31, 2002 increased 39% to $292,103 from $210,000 in 2001. In the three months ended March 31, 2002, we received $700,000 in net proceeds from the issuance of Series H preferred stock and repaid loans totaling $407,897.

For the period ended March 31, 2002, we had total liabilities of $2,161,047, representing a 18% decrease from $2,647,374 at December 31, 2001. The decrease relates primarily to the payoff of notes payable and other liabilities.

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

As of December 31, 2001, we received $1,055,000 of a $2.35 million private offering of our Series H convertible preferred stock and, during the three months ended March 31, 2002, we received an additional $700,000. We are presently negotiating the terms of a debenture with a private lender for $600,000, which we anticipate receiving before June 2002.

We currently have monthly working capital needs of approximately $241,000. We anticipate monthly revenues to exceed $250,000 per month by the end of he third quarter 2002. Total revenues are projected at $1,350,000 through the first three quarters of 2002. We are continuing to explore new points of sale for Looney Tunes(TM) flavored milk. Currently, Looney Tunes(TM) milk products have been placed in vending machines in select secondary schools in the greater Chicago area to determine whether a school-vending program is an appropriate point of sale for these products. The implementation of such a school base program, if viable, could have a dramatic impact on the level of revenue realized by us during 2002.

Similarly, we expect that commencement of extended shelf life ("ESL") milk production agreements with strategically placed ESL dairy processors, the greater control over sales with our refined business model and the cost-wholesale price differential source of revenue will have a significant positive impact on revenues, with the distribution pf Looney Tunes(TM) flavored milk in national chains such as Wal-Marts and Super Target, as well as large regional supermarkets such as Publix, Pathmark, Albertsons and Win Dixie.

At the beginning of 2002, we began negotiations with Warner Bros. to extend the US license agreement for an additional year on the same terms before renewal of the license was necessary. The parties have agreed to such an extension. In addition, a Warner Bros. Looney Tunes(TM) license for Canada has been approved. We have negotiated an agreement with a Canadian dairy processor to produce Looney Tunes(TM) flavored milk for distribution in Eastern Canada, beginning in July 2002.

Commencing in May 2002, we developed a new branded fortified flavored milk product under the "Slammers" brand name. Our "Slammers" brand is being used in conjunction with our licensed Looney Tunes(TM) characters on vitamin fortified flavored milk. The introduction of the "Slammers" brand was made in conjunction with our co-sponsoring the nationwide Taz Atti-Tour, a Looney Tunes(TM) action sports tour sponsored by Warner Bros. Consumer Products, Warner Bros. Theatrical, Wal-Mart, Acclaim Entertainment, AOL and ASA Events. This extreme sports tour will feature professional international inline skating, skateboard and bike sport stars, who will perform demonstrations and lead interactive clinics. The 2002
Taz Atti-Tour is scheduled at Wal-Mart stores in 19 US cities through September 20, 2002.

DEBT STRUCTURE

Warner Bros.
------------

We hold three licenses for Looney Tunes(TM) characters and names from Warner Bros. Each license is structured to provide for the payment of guaranteed royalty payments to Warner Bros. We accounts for these guaranteed payments as debt and licensing right as assets. The following is a summary of the balances owed as of March 31, 2002 and the license expiration dates:


                                               Amount      Expiration
License          Guaranty     Balance Due     Past Due        Date
-------          --------     -----------     --------     ----------

U.S. License     $500,000      $ 50,000         $-0-        12/31/03
China            $400,000      $190,000         $-0-        06/30/03
Mexico           $145,000      $ 76,250         $-0-        05/31/04

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

Individual Loans
----------------

On November 6 and 7, 2001, respectively, we received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable February 1, 2002 and bear interest at the annual rate of 8%. These loans are secured by a general security interest in all the assets of the Company. The respective promissory notes maturity dates have been extended by agreement of the parties, to be paid upon the completion of the ongoing Series H financing.

On December 27, 2001, we received $250,000 in loan proceeds from a lender who also is a holder of the Company's Series H Convertible Preferred Stock. The $250,000 was payable February 28, 2002 and bore interest at the annual rate of 12%. The holder shall receive five-year options to purchase 25,000 shares of the Company's common stock at an exercise price of $0.40 per share in 2002. This loan was repaid during March 2002.

On April 18, 2002, we received $50,000 in loan proceeds from a lender who also is a holder of the Company's Series H Convertible Preferred Stock.
The $50,000 is payable May 15, 2002 with interest at the annual rate of 8%.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On January 2, 2002, the Company issued options for 3,714 shares of common stock having an exercise price of $0.35 and exercisable for five years, pursuant to an employment agreement and pursuant to an exemption provided by Section 4(2) of the Act.

On January 18, 2002, the Company issued 238,334 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 5,000 shares of Series D Convertible Preferred, pursuant to an exemption provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On January 18, 2002, the Company issued 238,334 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 5,000 shares of Series D Convertible Preferred, pursuant to an exemption provided by
Section 4(2) of the Act and Rule 506 or Regulation D.

On January 28, 2002, the Company issued 40,000 shares of common stock to The Keshet Fund LP, upon the conversion of 883 shares of Series G
Convertible Preferred, pursuant to an exemption provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On January 28, 2002, the Company issued 136,038 shares of common stock to AMRO International, S.A., upon the conversion of 2,840 shares of Series D Convertible Preferred, pursuant to an exemption provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On January 30, 2002, the Company issued 15,000 shares of its Series H convertible preferred stock, having a conversion price of $0.40 per share of common stock, and warrants for 375,000 shares at $0.50 per share, pursuant to an exemption provided by Section 4(2) of the Act and Rule 506 or Regulation D. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $150,000 in cash.

On February 4, 2002, the Company issued 206,700 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 4,375 shares of Series D Convertible Preferred, pursuant to an exemption provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On February 4, 2002, the Company issued 206,700 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 4,375 shares of Series D Convertible Preferred, pursuant to an exemption provided by
Section 4(2) of the Act and Rule 506 or Regulation D.

On February 5, 2002, the Company issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 492 shares of Series G
Convertible Preferred, , pursuant to an exemption from registration provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On February 15, 2002, the Company issued 5,000 shares of its Series H convertible preferred stock, having a conversion price of $0.40 per share of common stock, and warrants for 125,000 shares at $0.50 per share to a sophisticated and accredited investor, pursuant to an exemption from registration provided by Section 4(2) of the Act and Rule 506 or Regulation
D.  The Series

H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $50,000 in cash.

On February 20, 2002, the Company issued 35,000 shares of common stock to The Keshet Fund LP, upon the conversion of 832 shares of Series G
Convertible Preferred, pursuant to an exemption provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On February 29, 2002, the Company issued 279,795 shares of common stock to AMRO International, S.A, upon the conversion of 7,160 shares of Series D Convertible Preferred, pursuant to an exemption provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On March 1, 2002, we issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 536 shares of Series G Convertible Preferred, pursuant to an exemption from registration provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On March 1, 2002, the Company issued warrants for 25,000 shares of common stock, having an exercise price of $0.40 per share. The warrants are immediately exercisable and have an expiration date of February 28, 2007. These warrants were issued to the lender in connection with a December 27, 2001 loan of $250,000 to the Company, pursuant to an exemption provided by
Section 4(2) of the Act.

On March 15, 2002, the Company issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 532 shares of Series G Convertible Preferred, pursuant to an exemption provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On March 18, 2002, the Company issued 50,000 shares of its Series H convertible preferred stock, having a conversion price of $0.40 per share of common stock, and warrants for 1,250,000 shares at $0.50 per share to a sophisticated and accredited investor, pursuant to an exemption provided by
Section 4(2) of the Act and Rule 506 or Regulation D. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $500,000 in cash.

Subsequent Events

On April 19, 2002, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 252 shares of Series G Convertible Preferred, pursuant to an exemption provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On April 19, 2002, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 234 shares of Series G Convertible Preferred, pursuant to an exemption provided by Section 4(2) of the Act and Rule 506 or Regulation D.

On April 24, 2002 the Company's Board of Directors voted to extend options for 1,383,705 shares of common stock issued on April 29 and April 30, 1997 to Tamarind Management, Ltd. (an affiliate of Mr. Paul Downes, a founder of the Company) and options for 700,000 shares of common stock issued on April 30, 1997 to Mr. Dale Reese (a founder of the Company), for services rendered to the Company. These extended options, which had original expiration dates of April 29 and April 30, 2002, respectively, retain an exercise price of $1.00 and are exercisable upon the following conditions: The expiration dates for these options are extended for a two year period, commencing upon the effective date of a registration statement for the resale of the common stock underlying the options; the options will not be exercised during a one year lockup period commencing on the 1st day after the Company's common stock trades during a 90 day period at a moving average of at least $1.00; the Company has the option to call the options commencing on the 1st day after the Company's common stock trades during a 90 day period at a moving average of at least $2.00.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits - Required by Item 601 of Regulation S-B: None

(b) Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP. (Registrant)
Date:  May 14, 2002


/s/ Roy G. Warren
--------------------------------------
Roy G. Warren, Chief Executive Officer