Form 10QSB
period 2002-06-30
BRAVO FOODS INTERNATIONAL CORP
filed 2002-08-13
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2002

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
      Yes [X]      No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

 Date                         Class                      Shares Outstanding
8/1/02                     Common Stock                      21,879,518

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements                                          F-1

          Consolidated balance sheets as of                             F-1
          June 30, 2002 (unaudited) and December 31, 2001

          Consolidated statements of operations                         F-3
          (unaudited) for the six months ended
          June 30, 2002 and 2001

          Consolidated statements of cash flows                         F-4
          (unaudited) for the six months ended
          June 30, 2002 and 2001

          Notes to consolidated financial statements (unaudited)        F-5

Item 2.   Management's Discussion and Analysis of Financial              13
          Condition and Results of Operations

PART II - OTHER INFORMATION

Item 2.   Changes In Securities and Use of Proceeds                      24
Item 6.   Exhibits and reports on Form 8-K                               31

SIGNATURES                                                               31

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                 December 31,        June 30,
                                                     2001              2002
                                                 ------------        --------

Assets

Current assets:
  Cash and cash equivalents                      $    232,040      $     46,265
  Accounts receivable                                 152,682           318,512
  Other receivable                                     17,178            17,219
  Advance to vendor                                    20,998            17,798
  Inventories                                          91,403            90,799
  Deferred charges                                        521            47,863
  Prepaid expenses                                     23,585            39,267
                                                 ------------      ------------

Total current assets                                  538,407           577,723

Furniture and equipment, net                          123,099           101,777
License rights, net of accumulated
 amortization of $661,291 and $692,779                433,709           454,681
Deposits                                               10,000            10,000
                                                 ------------      ------------

Total assets                                     $  1,105,215      $  1,144,181
                                                 ============      ============

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable                                  $    350,000      $    100,000
  Note payable to International Paper                 187,743           187,743
  Note payable to Warner Brothers                     473,750           370,982
  Accounts payables                                   780,492           972,704
  Accrued liabilities                                 575,019           476,665
                                                 ------------      ------------

Total current liabilities                           2,367,004         2,108,094

Dividends payable                                     280,370           241,905
                                                 ------------      ------------

Long-term liabilities                                 280,370           241,905
                                                 ------------      ------------

Total liabilities                                $  2,647,374      $  2,349,999
                                                 ------------      ------------

See accompanying to consolidated financial statements.

            BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                 December 31,        June 30,
                                                     2001              2002
                                                 ------------        --------

Commitments and contingencies

Shareholders' Equity (Note 2):
  Series B convertible, 9% cumulative, and
   redeemable preferred stock, stated value
   $1.00 per share, 1,260,000 shares authorized,
   107,440 and 107,440 shares issued and
   outstanding, redeemable at $107,440                107,440           107,440
  Series D convertible, 6% cumulative and
   redeemable preferred stock, stated value
   $10.00 per share, 87,500 and 20,824 shares
   issued and outstanding                             853,432           203,108
  Series F convertible and redeemable
   preferred stock, stated value $10.00
   per share, 174,999 and 174,999 shares
   issued and outstanding                           1,616,302         1,616,302
  Series G convertible, 8% cumulative and
   redeemable preferred stock, stated value
   $10.00 per share, 93,335 and 87,416
   shares issued and outstanding                      829,704           777,085
  Series H convertible, 7% cumulative and
   redeemable preferred stock, stated value
   $10.00 per share, 105,500 and 175,500
   shares issued and outstanding                      465,200           939,686
  Series I convertible, 8% cumulative and
   redeemable preferred stock, stated value
   $10.00 per share, 0 and 30,000 shares
   issued and outstanding                                   -            72,192
  Common stock, par value $0.001 per share,
   50,000,000 shares authorized, 14,681,008
   and 19,932,818 shares issued and outstanding        14,681            19,931
  Additional paid-in capital                       16,028,979        18,716,550
  Accumulated deficit                             (21,457,425)      (23,657,640)
  Translation adjustment                                 (472)             (472)
                                                 ------------      ------------

Total shareholders' equity                         (1,542,159)       (1,205,818)
                                                 ------------      ------------

Total liabilities and shareholders' equity       $  1,105,215      $  1,144,181
                                                 ============      ============

See accompanying to consolidated financial statements.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                        June 30,
                                                 ---------------------------     ---------------------------
                                                    2001            2002            2001            2002
                                                    ----            ----            ----            ----
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Sales                                            $   158,683     $   496,179     $   330,774     $   744,400
Cost of goods sold                                    20,335          72,004         143,431          76,487
                                                 -----------     -----------     -----------     -----------

Gross margin                                         138,348         424,175         187,343         667,913

Selling expense                                       70,710           7,228         146,952          17,514

General and administrative expense                   787,890       1,508,944       2,017,144       2,216,511
                                                 -----------     -----------     -----------     -----------

Loss from operations                                (720,252)     (1,091,997)     (1,976,753)     (1,566,112)

Other expense:
  Interest expense, net                              (14,220)        (10,559)        (28,772)        (21,664)
                                                 -----------     -----------     -----------     -----------

Net loss                                            (734,472)     (1,102,556)     (2,005,525)     (1,587,776)
                                                 -----------     -----------     -----------     -----------

Dividends accrued for Series B preferred
 stock                                                (2,417)         (2,444)         (4,834)         (4,861)
Dividends accrued for Series D preferred
 stock                                               (16,538)         (6,905)        (33,076)        (17,107)
Dividends accrued for Series G preferred
 stock                                               (20,000)        (15,151)        (40,000)        (31,472)
Dividends accrued for Series H preferred
 stock                                                     -         (16,627)              -        (263,998)
Dividends accrued for Series I preferred
 stock                                                     -        (295,001)              -        (295,001)
                                                 -----------     -----------     -----------     -----------

Net loss applicable to common shareholders       $  (773,427)    $(1,438,684)    $(2,083,435)    $(2,200,215)
                                                 ===========     ===========     ===========     ===========

Weighted average number of common shares
 outstanding                                      13,195,414      17,452,542      13,194,862      16,498,111
                                                 ===========     ===========     ===========     ===========
Basic and diluted loss per share                 $     (0.06)    $     (0.08)    $     (0.16)    $     (0.13)
                                                 ===========     ===========     ===========     ===========

Comprehensive loss and its components
  consist of the following:
  Net loss                                       $  (773,427)    $(1,438,984)    $(2,083,435)    $(2,200,215)
  Foreign currency translation adjustment              8,260            (472)          8,260               -
                                                 -----------     -----------     -----------     -----------

Comprehensive loss                               $  (765,167)    $(1,439,241)    $(2,075,175)    $(2,200,215)
                                                 ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended June 30,
                                                           ------------------------------
                                                               2001              2002
                                                               ----              ----
                                                            (Unaudited)       (Unaudited)

Cash flows from operating activities
  Net loss                                                 $(2,005,525)      $(1,587,776)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                              188,201           283,070
    Stock compensation                                          75,000           516,204
    Amortization of deferred interest                           28,500                 -
    Increase (decrease) from changes in:
      Other receivable                                          12,962               (41)
      Prepaids expenses and other deferred charges               1,596           (11,564)
      Accounts receivable                                      (84,207)         (165,830)
      Advance to vendors                                       (11,187)            3,200
      Inventories                                               85,961               604
      License rights                                                 -          (282,720)
      Accrued liabilities                                      459,471            93,858
                                                           -----------       -----------

Net cash used in operating activities                       (1,249,231)       (1,150,995)
                                                           -----------       -----------

Cash flows from investing activities
Purchase of equipment and machinery                             (5,125)                -
  Note receivable                                              716,000                 -
                                                           -----------       -----------

Net cash used in investing activities                          710,875                 -
                                                           -----------       -----------

Cash flows from financing activities
Proceeds from stock subscription                               550,000                 -
Proceeds from issuance of Preferred Series H                         -           700,000
Proceeds from issuance of Preferred Series I                         -           287,988
Proceeds from exercise of stock options                              -           330,000
Repayments of note payable                                     (40,000)         (352,768)
                                                           -----------       -----------

Net cash provided by financing activities                      510,000           965,220
                                                           -----------       -----------

Effect of exchange rate changes on cash                          8,260                 -
                                                           -----------       -----------

Net increase (decrease) in cash and cash equivalents           (20,096)         (185,775)
Cash and cash equivalents, beginning of period                  35,376           232,040
                                                           -----------       -----------

Cash and cash equivalents, end of period                   $    15,280       $    46,265
                                                           ===========       ===========

Cash paid during the period:
  Interest                                                 $         -       $         -
                                                           ===========       ===========

See accompanying notes to consolidated financial statements.

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1 - Interim Periods

The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International, Corp. and its wholly-owned subsidiary Bravo! Foods, Inc. (the "Company"). The Company is engaged in the co-production, marketing and distribution of branded dairy food products in the People's Republic of China and the United States. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2001.

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

On April 24, 2002 the Company's Board of Directors voted to extend options for 1,383,705 shares of common stock issued on April 29 and April 30, 1997 to Tamarind Management, Ltd. (an affiliate of Mr. Paul Downes, a founder of the Company) and options for 700,000 shares of common stock issued on April 30, 1997 to Mr. Dale Reese (a founder of the Company), for services rendered to the Company. These extended options, which had original expiration dates of April 29 and April 30, 2002, respectively, retain an exercise price of $1.00 and are exercisable upon the following conditions:
The expiration dates for these options are extended for a two year period, commencing upon the effective date of a registration statement for the resale of the common stock underlying the options; the options will not be exercised during a one year lockup period commencing on the 1st day after the Company's common stock trades during a 90 day period at a moving average of at least $1.00; the Company has the option to call the options commencing on the 1st day after the Company's common stock trades during a 90 day period at a moving average of at least $2.00. As a result, the Company recorded a deferred charge of $47,409, which will be amortized for a two-year period commencing on the effective date of a registration statement.

On May 3, 2002, the Company issued 52,730 shares of common stock to Amro International, S.A, upon the conversion of 1,000 shares of Series D Convertible Preferred.

On May 7, 2002, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 215 shares of Series G Convertible Preferred.

On May 13, 2002, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 158 shares of Series G Convertible Preferred.

On May 13, 2002, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 158 shares of Series G Convertible Preferred.

On May 13, 2002, the Company issued 20,000 shares of common stock to Keshet LP, upon the conversion of 316 shares of Series G Convertible Preferred.

On May 13, 2002, the Company issued 15,000 shares of common stock to Keshet LP, upon the conversion of 237 shares of Series G Convertible Preferred.

On May 17, 2002, the Company issued 131,239 shares of common stock to Amro International, S.A, upon the conversion of 2,000 shares of Series D Convertible Preferred.

On May 17, 2002, the Company issued 278,498 shares of common stock to Amro International, S.A, upon the conversion of 4,000 shares of Series D Convertible Preferred.

On May 20, 2002, the Company issued 10,000 shares of common stock to Keshet LP, upon the conversion of 158 shares of Series G Convertible Preferred.

On May 20, 2002, the Company issued 10,000 shares of common stock to Keshet LP, upon the conversion of 131 shares of Series G Convertible Preferred.

On May 22, 2002, the Company issued options for 1,710,000, in the aggregate, as compensation to three consultants to assist us in management and strategic planning issues, pursuant to consulting agreements of the same date. These options were issued pursuant to a Form S-8 registration statement filed June 6, 2002 and are exercisable for a one-year period. Of the 1,710,000 options, 1,150,000 options have an exercise price of $0.33 per share and 560,000 options have an exercise price of $0.50 per share.
We have the ability to compel the exercise of these options if the trading price of our common stock equals or exceeds $1.00 for thirty consecutive trading days. As a result of issuing these options, the Company recorded consulting expense of $124,859.

On May 23, 2002, the Company issued 63,454 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 1,000 shares of Series D Convertible Preferred.

On May 23, 2002, the Company issued 63,454 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 1,000 shares of Series D Convertible Preferred.

On May 24, 2002, the Company issued 15,000 shares of common stock to Keshet LP, upon the conversion of 237 shares of Series G Convertible Preferred.

On May 24, 2002, the Company issued 15,000 shares of common stock to The Keshet Fund LP, upon the conversion of 157 shares of Series G Convertible Preferred.

On May 29, 2002, the Company issued 652,178 shares of common stock to Amro International, S.A, upon the conversion of 9,642 shares of Series D Convertible Preferred.

On May 29, 2002, the Company issued 652,178 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 9,642 shares of Series D Convertible Preferred.

On May 30, 2002, the Company issued 652,178 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 9,642 shares of Series D Convertible Preferred.

On June 10, 2002, the Company issued 425,000 shares of common stock to a consultant, upon the exercise of options issued pursuant to a consulting agreement, as compensation for management consulting and strategic planning services provided to the Company. These shares were issued pursuant to a Form S-8 registration statement filed on June 6, 2002.

On June 10, 2002, the Company issued 425,000 shares of common stock to a consultant, upon the exercise of options issued pursuant to a consulting agreement, as compensation for management consulting and strategic planning services provided to the Company. These shares were issued pursuant to a Form S-8 registration statement filed on June 6, 2002.

On June 10, 2002, the Company issued 150,000 shares of common stock to a consultant, upon the exercise of options issued pursuant to a consulting agreement, as compensation for management consulting and strategic planning services provided to the Company. These shares were issued pursuant to a Form S-8 registration statement filed on June 6, 2002.

On June 13, 2002, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 126 shares of Series G Convertible Preferred.

On June 13, 2002, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 130 shares of Series G Convertible Preferred.

On June 17, 2002, the Company issued 30,000 shares of its Series I convertible preferred stock and warrants for 2,000,000 shares at $0.50 per share, exercisable three years from issue, to two sophisticated and accredited investors, pursuant to Rule 506, Regulation D and Section 4(2) of the Securities Act of 1933. The conversion of the preferred into common stock shall be at a per common share conversion price of either $0.40 or 75% of the average of the three lowest closing bid prices for the thirty day period immediately preceding conversion, at the option of the holder. The conversion price is subject to a maximum of $0.50 per share and a minimum of $0.30 per share, which minimum conversion price shall govern for the 270 days immediately following the issue date of the Series I preferred shares. The minimum conversion price shall be extended indefinitely upon the occurrence of certain defined events, including the effectiveness of a registration statement for the resale of the common stock underlying the preferred and a trading price of the Company's common stock at $0.50 or higher for fifteen consecutive days. The Series I convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in gross cash proceeds of $300,000, less expenses of $12,012. According to GAAP, the Company allocated $215,796 to the 2 million warrants and $72,192 to the underlying preferred stock Series I and deemed dividends of $294,793.

On June 18, 2002, the Company agreed to extend the expiration dates of warrants issued in connection with the Company's Series D and F preferred until June 17, 2005 and to reduce the exercise price of certain of those warrants to $1.00. In consideration for this warrant modification, the holders of two promissory notes executed by the Company aggregating $100,000, dated November 6 and 7, 2001, respectively, agreed to extend the maturity dates of the notes to December 31, 2002. In addition, the holders of the Company's Series D and F preferred stock agreed to waive all potential penalties associated with the Series D and F preferred, including the abandonment of a certain SB-2 registration statement filed in connection with the resale of the common stock underlying the Series D and F preferred. Below is a table containing the warrant modifications.

                                                           COMMON SHARES
                                             WARRANT        PURCHASABLE        UNMODIFIED
WARRANTHOLDER                  (Series)     ISSUE DATE     UPON EXERCISE     PURCHASE PRICE
-------------------------------------------------------------------------------------------

Austinvest Anstalt Balzers        (D)        03-09-99           16,250          $2.96
Austinvest Anstalt Balzers        (D)        04-23-99            8,125          $2.96
Austinvest Anstalt Balzers        (D)        02-01-00          422,500          $0.625*
Austinvest Anstalt Balzers        (F)        04-07-00        1,000,000          $1.00
Austinvest Anstalt Balzers        (F)        10-13-00           38,259          $0.9825*




Note 2 - Transactions in Shareholders' Equity (Continued)

Esquire Trade & Finance, Inc.     (D)        03-09-99           16,250          $2.96
Esquire Trade & Finance, Inc.     (D)        04-23-99            8,125          $2.96
Esquire Trade & Finance, Inc.     (D)        02-01-00          422,500          $0.625*
Esquire Trade & Finance, Inc.     (F)        04-07-00        1,000,000          $1.00
Esquire Trade & Finance, Inc.     (F)        10-13-00           38,259          $0.9625*
Libra Finance, S.A .              (F)        04-07-00        1,600,000          $0.84*
Amro International, S.A.          (D)        02-01-00          455,000          $0.625*
Amro International, S.A.          (F)        04-07-00        1,000,000          $1.00
Amro International, S.A.          (F)        10-13-00           38,259          $0.9625*
Amro International, S.A.          (D)        03-09-99           17,500          $2.96
Amro International, S.A.          (D)        04-23-99            8,750          $2.96

*     Exercise price not reduced to $1.00

As a result of extending life of these warrants and reducing exercise prices, the Company recorded stock compensation of $391,345 as non-cash expense.

On June 19, 2002, the Company issued 33,333 shares of restricted common stock to Tradersbloom Limited, as a finder fee in connection with the issuance of the Company's Series I preferred stock. Tradersbloom Limited is a sophisticated and accredited investor.

On June 19, 2002, the Company issued 66,667 shares of restricted common stock to Libra Finance, S.A., as a finder fee in connection with the issuance of the Company's Series I preferred stock. Libra Finance, S.A. is a sophisticated and accredited investor.

On June 21, 2002, the Company issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 135 shares of Series G Convertible Preferred.

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

In August 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the consolidated financial statements.

The Company adopted SFAS No. 141 and SFAS No. 142 effective January 1, 2002. Previous business combinations were accounted for using the purchase method. The Company has no goodwill or other intangibles recorded as a result of these business combinations and as a result adoption of SFAS No. 141 and 142 had no effect on net income or earnings per share.

As of June 30, 2002, the Company has license rights with a net book value of $454,681. Future amortization is as follows for subsequent years ending June 30:

Years ending June 30,            Amount
---------------------            ------

2003                            $247,367
2004                             207,314
                                --------
                                $454,681
                                ========

In June 2001, Financial Accounting Standard Board issued Statement of Financial Accounting Standards, No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company will apply this guidance prospectively.

On June 20, 2002, the FASBs Emerging Issues Task Force (EITF) reached a partial consensus on Issue No. 02-03, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts" under EITF Issues No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," and No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10". The EITF concluded that, effective for periods ending after July 15, 2002, mark-to-market gains and losses on energy trading contracts (includes those to be physically settled) must be retroactively presented on a net basis in earnings. Also, companies must disclose volumes of physically-settled energy trading contracts.
Management believes that the consensus will have no impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of this standard will not have any immediate effect on the Company's consolidated financial statements.

Note 4 - Subsequent Events

On July 1, 2002, the Company issued 500,000 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 8,250 shares of Series D Convertible Preferred.

On July 1, 2002, the Company issued 500,000 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 8,250 shares of Series D Convertible Preferred.

On July 23, 2002, the Company issued 475,000 shares of common stock to The Keshet Fund LP, upon the conversion of 6,172 shares of Series G Convertible Preferred.

On July 23, 2002, the Company issued 475,000 shares of common stock to Keshet LP, upon the conversion of 6,172 shares of Series G Convertible Preferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about the our prospects and strategies and our expectations about growth contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the uncertainty as to whether our new business model can be implemented successfully; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until profitability.

OVERVIEW

Our business model includes obtaining license rights from Warner Bros. Consumer Products, granting production and marketing rights to processor dairies to produce Looney Tunes(TM) flavored milk and generating revenue primarily through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the diaries for the production, promotion and sales rights for the branded flavored milk.

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

The business model that relied on production agreements with regional dairy processors for branded fresh milk, while viable, proved to have limited sales expansion capabilities in the US owing to the inherent distribution limitations of a product with a short shelf life. Under this business model, we achieved market penetration in approximately 3,700 stores, which included approximately 11% of the supermarkets on a national basis. The advent of extended shelf life

(ESL) milk presented us with the opportunity to dramatically increase sales on a national basis. In the third quarter of 2001 and the first quarter of 2002, we entered into production contracts with Shamrock Farms, located in Phoenix, and Jasper Products, of Joplin, Missouri, respectively, and entered into arrangements to supply 400 Wal-Mart stores and all 86 Super Target stores with Looney Tunes(TM) ESL flavored milks. While our ESL business promises greater market penetration, we intend to maintain our existing short shelf life milk business with regional dairy processors currently under contract.

In the first quarter of 2002, we further refined our business model by assuming greater control over the sales and promotion of our ESL branded flavored milk and by the addition of a new source of revenue. We are no longer dependent upon processor dairies to promote the sale of our ESL product. Since ESL milk sales are not limited to the accounts of regional dairy processors by distribution issues, we have assumed responsibility for promoting sales either directly or through food brokers who represent us with both national and regional accounts. This refined business model, coupled with the production capacity of these two ESL dairy processors, allowed us to seek national accounts in an aggressive fashion, resulting in arrangements to supply over, for example, 1,174 Win Dixie locations, 700 Publix supermarkets, 1200 Foodline stores, 335 Albertsons stores, 330 BILO locations, 200 Krasdale stores, 100 A&Ps and 42 Gristedes supermarkets. Currently, we have arrangements for the distribution and sale of our branded ESL flavored milk in over 7,000 supermarkets, representing 32% penetration of the national market, as well as an additional 1000 discount, club and convenience stores. Our expansion from 3,700 stores into over 8,000 stores nationally in six months is a testament to the efficacy of this new sales and promotion strategy.

Under our refined U.S. business model, our revenue source derives not only from "kit" sales but also from a share of the differential between the cost to us of producing the ESL product and the wholesale price to our accounts. This new plan will gain us between $0.025 and $0.03 per unit from the cost-price differential, in addition to the $0.05 per unit realized from "kit" sales.

In June 2002, we entered into a production contract with a division of Parmalat USA Corp. to produce, market and sell the Looney Tunes(TM) brand flavored milks. Under this agreement, Parmalat will become the exclusive producer and distributor of Bravo! Foods' new Looney Tunes(TM) brand fortified aseptic milk, packaged in tetra-brick format under our Slammers Fortified Reduced Fat Milk(TM) logo. Our agreement with Parmalat will give us an expanded presence in supermarkets through the use of shelf stable aseptic milk that is processed, sold and distributed by Parmalat. In addition, under this agreement we have retained responsibility for aseptic product sales in the food service sector, either directly or through food brokers who will represent us with both national and regional accounts.
Our revenue sources from retail sales and food service sales under this agreement are similar to our sources of revenue from the sale of kits to regional dairies, in the case of retail sales, and our dual sources of revenue from ESL milk products, in the case of food service sales.

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

In January 2002, Heilongjiang Wan Shan Dairy (Wonder Sun Dairy) began producing the vanilla Looney Tunes(TM) flavored milk. This dairy is located in Harbin City in Northeast China and has distribution rights to Heilongjiang, Jilin, Liaoning and Hebei provinces as well as Beijing and Tianjin municipalities. Currently, Wonder Sun has stopped production of Looney Tunes(TM) vanilla flavored milk to develop products for public school systems. In the second quarter 2002, the Shanghai government approved China Premium (Shanghai) and Wonder Sun Dairy to supply Looney Tunes(TM) flavored milks in aseptic packaging to the Shanghai public schools, which have a student body of 1.5 million. The aseptic milk has a shelf life of thirty days and does not require refrigeration. The parties to this agreement anticipate that the initial sales of this school product will be 30,000 units per day. Our gross profit has been calculated at US $0.010 per unit.

CORPORATE GOVERNANCE

The Board of Directors

Our board has positions for ten directors that are elected as Class A or Class B directors at alternate annual meetings of our shareholders. Seven directors of our board are independent. Our chairman and chief executive officer are separate. The board meets regularly, at least four times a year, and all directors have access to the information necessary to enable them to discharge their duties. The board, as a whole, reviews our financial condition, performance on an estimated vs. actual basis and financial projections as a regular agenda item at scheduled periodic board meetings, based upon separate reports submitted by our chief executive officer and chief financial officer. Directors are elected by our shareholders after nomination by the board or are appointed by the board when a vacancy arises prior to an election. We presently have one mid-term vacancy on the board. This year we have adopted a nomination procedure based upon a rotating nomination committee made up of those members of the director Class not up for election. The board presently is examining whether this procedure, as well as the make up of the audit and compensation committees, should be the subject of an amendment to the by-laws.

Audit Committee

Our audit committee is composed of three non-executive directors and functions to assist the board in overseeing our accounting and reporting practices. Our financial information is booked in house by our treasurer's office, from which independent third party accountants prepare financial reports. These financial reports are audited or reviewed by BDO Seidman, LLP, independent accountants and auditors. Our chief financial officer reviews the preliminary financial and non-financial information prepared in house, by our securities counsel and by our third party accountants, and the reports of the auditors. The committee reviews the preparation of our audited and unaudited periodic financial reporting and internal control reports prepared by our chief financial officer. The committee is available to review significant changes in accounting policies and to address issues and recommendations presented by our internal and external accountants as well as our auditors.

Compensation Committee

Our compensation committee is composed of three non-executive directors and reviews the compensation structure and policies concerning executive compensation. The committee develops proposals and recommendations for executive compensation and presents those recommendations to the full board for consideration. The committee periodically reviews the performance of our other members of management and the recommendations of the chief executive officer with respect to the compensation of those individuals. Given the size of our company, all such employment contracts are periodically reviewed by the board. The board must approve all compensation packages that involve the issuance of our stock or stock options.

Nominating Committee

The nominating committee was established in the second quarter 2002 and consists of those members of the director Class not up for election. The committee is charged with determining those individuals who will be presented to the shareholders for election at the next scheduled annual meeting. The full board fills any mid term vacancies by appointment.

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

RESULTS OF OPERATIONS

Financial Condition June 30, 2002
---------------------------------

As of June 30, 2002, we had an accumulated deficit of $23,657,640 and cash on hand of $46,279 and reported total shareholders' equity of $(1,205,818)

For this same period of time, we had revenue of $744,400 and general and administrative expenses of $2,216,511. General and administrative expenses consisted of $1,421,255 in operation expenses, depreciation and amortization expenses of $279,052 and non-cash one time charges of $391,345 pertaining to the issuance of compensation options, the extension and re-pricing of warrants to restructure debt and waive cash penalties, and finders fees and non-cash consulting expenses of $124,859.

After net interest expenses of $21,664, cost of goods sold of $76,487 and selling expenses of $17,514 incurred primarily in the operations of our Chinese wholly owned subsidiary, we had a net loss of $1,587,776.

Six Months Ended June 30, 2002 Compared to the Six Months Ended
---------------------------------------------------------------
 June 30, 2001
 -------------

Revenue

We had revenues in for the six months ended June 30, 2002 of $774,400, with a cost of sales of $76,487, resulting in a gross profit of $667,913, or 90% of sales. Of the $774,400, $640,704 was from sales in the U.S. operation, $8,816 from sales in China, $50,180 from sales in Canada and $44,700 from sales in Mexico. Our revenue for the six months ended June 30, 2002 increased by $413,626, a 125% increase compared to revenue of $330,774 for the same period in 2001. This increase is the result of

* moving from a production-distribution oriented business model with limited, capabilities, to the "licensing/branding" business model;
*     adding five additional processor dairies in the US during 2001;
*     the opening of the Mexico market to of Looney Tunes(TM) flavored milks
* the continued expansion of sales of extended shelf life product, which provides greater distribution flexibility; and
* greater market penetration and distribution of Looney Tunes(TM) flavored milks.

Cost of Goods Sold

We incurred cost of goods sold of $76,487 for the six months ended June 30, 2002, most of which was incurred in our U.S. operation. Our cost of goods sold in 2002 decreased by $66,944, a 47% decrease compared to $143,431 for the same period in 2001.

Under the current licensing/branding U.S. business model, we do not bear direct financial responsibility for the cost of the flavor ingredients used to produce the Looney Tunes(TM) flavored milk, which are purchased directly from approved suppliers by the processor dairies. Our revenue from kits sold through our promotion agreement with Quality Chek'd is based upon the net revenue that we receive from Quality Chek'd, which invoices its member processor dairies and retains the balance of the kit price to cover the cost of the kit flavor ingredients. We record revenue on a net basis and do not book or attribute a cost of goods sold to these sales. Under our production agreements with Neolac (Mexico), Farmers Dairy (Canada) and Jasper (US - extended shelf life milk), we invoice the full kit price and credit these processors with their cost of purchasing the flavor ingredients directly from our approved suppliers. We record as revenue the full kit price and book the corresponding credit as a cost of goods sold for these sales.

Operating Expense

We incurred selling expenses for the six months ended June 30, 2002 of $17,514, consisting of $14,514 incurred in China and $3,000 in our US operation. Our selling expense decreased for the six months ended June 30, 2002 by $129,483, an 88% decrease compared to the selling expense of $146,952 for the same period in 2001, which was incurred only in China.
The decrease in selling expense was due to the strategic refocusing of our effort to implement our kit-sale business model to certain qualified dairies in major cities of China. We entered the China market more than five years ago and anticipated significant time for consumers in China to accept a branded premium Western style flavored milk. We expect that selling expense in China will remain at current levels as we expand our business in China.

We incurred general and administrative expenses for the six months ended
June 30, 2002 of $2,216,511, consisting of $2,171,224 in our U.S. operation and $45,220 in China. Our general and administrative expenses in 2002 increased by $199,367, a 10% increase compared to $2,017,144 for the same period in 2001. The increase was due to one to one time non-cash charges of approximately $516,000 related to the issuance of options (as a consulting expense) and extending warrants and reducing exercise prices, and an increase in marketing and promotional expenses in 2002, offset by a decrease in overhead expense in China.

Interest Expense

We incurred interest expense for the six months ended June 30, 2002 of $21,664 consisting of $21,510 in our U.S. operation and $154 in our China operation. Our interest expense in 2002 decreased by $7,108, a 25% decrease compared to $28,772 in 2001. The decrease came from our China operation related to a bank loan from Fujian Bank, which was paid off in 2001, coupled with a increase in interest attributed to the restructuring of the payment schedule in one of our Warner Bros. licenses.

Net Loss

We had a net loss for the six months ended June 30, 2002 of $1,587,776 compared with a net loss of $2,005,525 for the same period in 2001. The net loss consisted of $57,593 in China and $1,530,183 from our US operation. The net loss decrease in 2002 amounted to $417,749 or 21% compared to the same period in 2001. The decrease in net loss in 2002 resulted from a reduction in general and administrative expenses in China coupled with a 125% increase in gross revenues in 2002.

Loss Per Share

We reported a loss of $(0.13) per share for the six months ended June 30, 2002, compared to a loss of $(0.16) per share for the same period of 2001, representing a 19% decrease.

Three Months Ended June 30, 2002 Compared to the Three Months
-------------------------------------------------------------
 Ended June 30, 2001
 -------------------

Revenue

We had revenues for the three months ended June 30, 2002 of $496,179, with a cost of sales of $72,004, resulting in a gross profit of $424,175, or 85% of sales. Of the $496,179, $418,859 was from sales in the U.S. operation, $2,565 from sales in China, $50,180 from sales in Canada and $24,575 from sales in Mexico. Our revenue for the three months ended June 30, 2002 increased by $337,496, a 213% increase compared to revenue of $158,683 for the same period in 2001. The increase was the result of our increased customer sales base accomplished through expanded sales and promotion efforts.

Cost of Goods Sold

We incurred cost of goods sold of $72,004 for the three months ended June 30, 2002, most of which was incurred in our U.S. operation in the second quarter. Our cost of goods sold for this period increased by $51,669, a 254% increase compared to $20,335 for the same period in 2001. Under our production agreements with Neolac (Mexico), Farmers Dairy (Canada) and Jasper (US - extended shelf life milk), we invoice the full kit price and credit these processors with their cost of purchasing the flavor ingredients directly from our approved suppliers. We record as revenue the full kit price and book the corresponding credit as a cost of goods sold for these sales, which occurred primarily in the second quarter.

Operating Expense

We incurred selling expenses for the three months ended June 30, 2002 of $7,728, all of which were incurred in China. Our selling expenses decreased for the three months ended June 30, 2002 by $63,482, a 90% decrease compared to the selling expense of $70,710 for the same period in 2001, with China accounting for 98% of this amount. We expect that selling expense in China will remain at current levels as we expand our business in China.

We incurred general and administrative expenses for the three months ended June 30, 2002 of $1,508,944, consisting of $1,480,639 in our U.S. operation and $28,305 in China. Our general and administrative expenses for the three months ended June 30, 2002 increased by $721,054, a 92% increase compared to $787,890 for the same period in 2001. This increase was due to non-cash one-time charges of approximately $516,000 and an increase in marketing and promotional expenses.

Interest Expense

We incurred interest expense for the three months ended June 30, 2002 of $10,559 consisting of $10,412 in our U.S. operation and $147 in our China operation. Our interest expense for the three months ended June 30, 2002 decreased by $3,661, a 26% decrease compared to $14,220 for the same period in 2001.

Net Loss

We had a net loss for the three months ended June 30, 2002 of $1,102,556 compared with a net loss of $734,472 for the same period in 2001. The net loss consisted of $35,086 in China and $1,067,470 from our US operation. The net loss increase amounted to $368,084 or 50% compared to the same period in 2001. The increase in net loss resulted from increased general and administrative expenses in our U.S. operation.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we reported that net cash used in operating activities was $1,150,995, and net cash provided by financial activities was $965,220.

As of June 30, 2001, we reported that net cash used in operating activities was $1,249,231, net cash used in investing activities was $710,875, and net cash provided by financing activities was $510,000.

Net cash used in operating activities decreased by $98,236 to $1,150,995 for the six months ended June 30, 2002, representing approximately 8% decrease, compared to $1,249,231 of net cash used in operating activities for the same period of 2001. The decrease reflects management's efforts to reduce operating expenses.

Net cash used in investing activities decreased by $710,875 to $0 for the six months ended June 30, 2002, representing a full amount decrease, compared to $710,875 for the same period of 2001.

Net cash provided by financing activities for the period ended June 30, 2002 increased 89% to $965,220 from $510,000 fro the same period in 2001. In the six months ended June 30, 2002, we received $700,000 in net proceeds from the issuance of Series H preferred stock, $330,000 from the exercise of stock options, $288,000 from the issue of Series I preferred stock and repaid loans totaling approximately $352,800.

For the period ended June 30, 2002, we had total liabilities of $2,349,999, representing a 11% decrease from $2,647,374 at December 31, 2001. The decrease relates primarily to the payoff of notes payable and other liabilities.

Going forward, the our primary requirements for cash consist of (1) the continued development of our business model in China, the United States and on an international basis; (2) general overhead expenses for personnel to support the new business activities; and (3) payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements. We estimate that our need for financing to meet our cash needs for operations will continue to the fourth quarter of 2002, when cash supplied by operating activities will enable us to meet the anticipated cash requirements for operation expenses. We anticipate the need for additional financing in 2003 to reduce our liabilities and return shareholder equity to a positive status.

As of December 31, 2001, we received $1,055,000 of a $2.35 million private offering of our Series H convertible preferred stock and, during the first quarter of 2002, we received an additional $700,000. On June 6, 2002, we received net proceeds of $330,000 from the exercise of stock options for 1,000,000 shares issued to three consultants for services rendered. On June 17, 2002, we received net proceeds of $288,000 in a private offering of our Series I convertible preferred stock for working capital.

We currently have monthly working capital needs of approximately $240,000. We anticipate monthly revenues to exceed $250,000 per month in the fourth quarter of 2002.

We are continuing to explore new points of sale for Looney Tunes(TM) flavored milk. In the first and second quarters, Looney Tunes(TM) milk products were placed in vending machines in select secondary schools in the greater Chicago area to determine whether a school-vending program is an appropriate point of sale for these products. Presently, we are aggressively pursuing this market through trade/industry shows and individual direct contracts. The implementation of such a school base program, if viable, could have an impact on the level of our revenue during the third and fourth quarters of 2002.

Similarly, we expect that commencement of extended shelf life ("ESL") milk production agreements with strategically placed ESL dairy processors, the greater control over sales with our refined business model and the cost-wholesale price differential source of revenue will continue have a positive impact on revenues, with the distribution of Looney Tunes(TM) flavored milk in national chains such as Super Target, as well as large regional supermarkets such as Publix, Krasdale, Albertsons, Foodline, A&P, BI-LO, Walbaums and Win Dixie.

At the beginning of 2002, we began negotiations with Warner Bros. to extend the US license agreement for an additional year on the same terms before renewal of the license was necessary. The parties have agreed to such an extension. In addition, a Warner Bros. Looney Tunes(TM) license for Canada has been approved. We have executed an agreement with Farmers Dairy in Canada to produce Looney Tunes(TM) flavored milk for distribution in Eastern Canada.

Commencing in May 2002, we developed a new branded fortified flavored milk product under the "Slammers Reduced Fat Fortified Milk(TM)" brand name.
Our Slammers brand is being used in conjunction with our licensed Looney Tunes(TM) characters on vitamin fortified flavored milk. The introduction of the Slammers Reduced Fat Fortified Milk(TM) brand was made in conjunction with our co-sponsoring the nationwide Taz Atti-Tour, a Looney Tunes(TM) action sports tour sponsored by Warner Bros. Consumer Products, Warner Bros. Theatrical, Wal-Mart, Acclaim Entertainment, AOL and ASA Events. This extreme sports tour features professional international inline skating, skateboard and bike sport stars, who perform demonstrations
and lead interactive clinics.   The 2002 Taz Atti-Tour is scheduled at Wal-
Mart stores in 19 US cities through September 20, 2002.

In June 2000, we executed an exclusive aseptic tetra-bick production agreement with a division of Parmalat USA Corp. for Looney Tunes(TM) flavored milk, as well as our new Slammers Reduced Fat Fortified Milk(TM). We anticipate the launch of this new aseptic tetra-bick product in September 2002. We expect this product to have a positive impact upon our revenues, commencing with the fourth quarter of 2002.

DEBT STRUCTURE

Warner Bros.

We hold five licenses for Looney Tunes(TM) characters and names from Warner Bros. Each license is structured to provide for the payment of guaranteed royalty payments to Warner Bros. We account for these guaranteed payments as debt and licensing rights as assets. The following is a summary of the balances owed as of June 30, 2002 and the license expiration dates:

                                                     Amount      Expiration
License                 Guaranty     Balance Due    Past Due        Date
-------                 --------     -----------    --------     ----------

U.S. License            $500,000      $    -0-      $   -0-       12/31/03
U.S. TAZ                $250,000      $166,667      $   -0-            N/A
China                   $400,000      $172,403      $25,288       06/30/03
Mexico                  $145,000      $ 36,250      $   -0-       05/31/04
Canada                  $ 32,720      $    -0-      $   -0-       03/31/04

International Paper

During the process of acquiring from American Flavors China, Inc. the 52% of equity interest in and to Hangzhou Meilijian, we issued an unsecured promissory note to assume the American Flavors' debt owed to a supplier, International Paper. The face value of that note was $282,637 at interest rate of 10.5% per annum without any collateral attached. The note has 23 monthly installment payments of $7,250 with a balloon payment of $159,862 at the maturity date of July 15, 2000. We negotiated with International paper for the extension of this note. On July 6, 2000, International Paper agreed to extend the note to July 1, 2001, and the principal amount was adjusted due to different interest calculation approach. International Paper imposed a charge of $57,000 to renegotiate the note owing the failure of Hangzhou Meilijian to pay for certain packing material, worth more than $57,000 made to order in 1999. The current outstanding balance on this note is $187,743. The Company is delinquent in its payments under this note and anticipates discharging this obligation in 2002.

Individual Loans

On November 6 and 7, 2001, respectively, we received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable February 1, 2002 and bear interest at the annual rate of 8%. These loans are secured by a general security interest in all our assets. On February 1, 2000, the parties agreed to extend the maturity dates until the completion of the anticipated Series H financing. On June 18, 2002, the respective promissory note maturity dates were extended by agreement of the parties to December 31, 2002. On June 18, 2002, we agreed to extend the expiration dates of warrants issued in connection with our Series D and F preferred until June 17, 2005 and to reduce the exercise price of certain of those warrants to $1.00, in partial consideration for the maturity date extension.

On April 18, 2002, we received $50,000 in loan proceeds from a lender who also is a holder of our Series H Convertible Preferred Stock. The $50,000 was payable May 1, 2002 with interest at the annual rate of 8%. This maturity date for the repayment of this loan was extended to May 15, 2002 and paid in full at that time.

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

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

First Quarter

On January 2, 2002, we issued options for 3,714 shares of common stock having an exercise price of $0.35 and exercisable for five years, pursuant to an employment agreement.

On January 18, 2002, we issued 238,334 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 5,000 shares of Series D
Convertible Preferred, at a conversion price of $0.2453. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $8,463.34.

On January 18, 2002, we issued 238,334 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 5,000 shares of Series D Convertible Preferred, at a conversion price of $0.2453. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $8,463.34.

On January 28, 2002, we issued 40,000 shares of common stock to The Keshet Fund LP, upon the conversion of 883 shares of Series G Convertible Preferred, at a conversion price of $0.2453. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $984.83.

On January 28, 2002, we issued 136,038 shares of common stock to Amro International, S.A., upon the conversion of 2,840 shares of Series D Convertible Preferred, at a conversion price of $0.2453. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $4,970.00.

On January 30, 2002, we issued 15,000 shares of its Series H convertible preferred stock, having a conversion price of $0.40 per share of common stock, and warrants for 375,000 shares at $0.50 per share.The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $150,000 in cash.

On February 4, 2002, we issued 206,700 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 4,375 shares of Series D
Convertible Preferred, at a conversion price of $0.2480. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $7,511.60.

On February 4, 2002, we issued 206,700 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 4,375 shares of Series D Convertible Preferred, at a conversion price of $0.2480. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $7,511.60.

On February 5, 2002, we issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 492 shares of Series G Convertible Preferred, at a conversion price of $0.2453. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $496.03.

On February 15, 2002, we issued 5,000 shares of its Series H convertible preferred stock, having a conversion price of $0.40 per share of common stock, and warrants for 125,000 shares at $0.50 per share to a sophisticated and accredited investor. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $50,000 in cash.

On February 20, 2002, we issued 35,000 shares of common stock to The Keshet Fund LP, upon the conversion of 832 shares of Series G Convertible Preferred, at a conversion price of $0.2949. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $952.05.

On February 29, 2002, we issued 279,795 shares of common stock to Amro International, S.A, upon the conversion of 7,160 shares of Series D Convertible Preferred, at a conversion price of $0.3013. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $12,711.00.

On March 1, 2002, we issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 536 shares of Series G Convertible Preferred, at a conversion price of $0.2993. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $630.20.

On March 1, 2002, we issued warrants for 25,000 shares of common stock, having an exercise price of $0.40 per share. The warrants are immediately
exercisable and have an expiration date of February 28, 2007.   These
warrants were issued to the lender in connection with a December 27, 2001 loan of $250,000 to us.

On March 15, 2002, we issued 20,000 shares of common stock to The Keshet Fund LP, upon the conversion of 532 shares of Series G Convertible Preferred, at a conversion price of $0.2973. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $633.70.

On March 18, 2002, we issued 50,000 shares of its Series H convertible preferred stock, having a conversion price of $0.40 per share of common stock, and warrants for 1,250,000 shares at $0.50 per share to a sophisticated and accredited investor. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $500,000 in cash.

Second Quarter

On April 19, 2002, we issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 252 shares of Series G Convertible Preferred, at a conversion price of $0.2840. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $320.80.

On April 19, 2002, we issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 234 shares of Series G Convertible Preferred, at a conversion price of $0.2640. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $299.40.

On April 24, 2002 our Board of Directors voted to extend options for 1,383,705 shares of common stock issued on April 29 and April 30, 1997 to Tamarind Management, Ltd. (an affiliate of Mr. Paul Downes, a founder of the Company) and options for 700,000 shares of common stock issued on April 30, 1997 to Mr. Dale Reese (a founder of the Company), for services rendered to us. These extended options, which had original expiration dates of April 29 and April 30, 2002, respectively, retain an exercise price of $1.00 and are exercisable upon the following conditions: The expiration dates for these options are extended for a two year period, commencing upon the effective date of a registration statement for the resale of the common stock underlying the options; the options will not be exercised during a one year lockup period commencing on the 1st day after our common stock trades during a 90 day period at a moving average of at least $1.00; we have the option to call the options commencing on the 1st day after our common stock trades during a 90 day period at a moving average of at least $2.00.

On May 3, 2002, we issued 52,730 shares of common stock to Amro
International, S.A, upon the conversion of 1,000 shares of Series D Convertible Preferred, at a conversion price of $0.22. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $1,811.51.

On May 7, 2002, we issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 215 shares of Series G Convertible Preferred, at a conversion price of $0.2427. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $277.44.

On May 13, 2002, we issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 158 shares of Series G Convertible Preferred, at a conversion price of $0.1787. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $207.77.

On May 13, 2002, we issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 158 shares of Series G Convertible Preferred, at a conversion price of $0.1787. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $207.77.

On May 13, 2002, we issued 20,000 shares of common stock to Keshet LP, upon the conversion of 316 shares of Series G Convertible Preferred, at a conversion price of $0.1787. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $416.07.

On May 13, 2002, we issued 15,000 shares of common stock to Keshet LP, upon the conversion of 237 shares of Series G Convertible Preferred, at a conversion price of $0.1787. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $312.45.

On May 17, 2002, we issued 131,239 shares of common stock to Amro International, S.A, upon the conversion of 2,000 shares of Series D Convertible Preferred, at a conversion price of $0.18. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $3,623.00.

On May 17, 2002, we issued 278,498 shares of common stock to Amro International, S.A, upon the conversion of 4,000 shares of Series D Convertible Preferred, at a conversion price of $0.17. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $7,344.00.

On May 20, 2002, we issued 10,000 shares of common stock to Keshet LP, upon the conversion of 158 shares of Series G Convertible Preferred, at a conversion price of $0.1787. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $209.37.

On May 20, 2002, we issued 10,000 shares of common stock to Keshet LP, upon the conversion of 131 shares of Series G Convertible Preferred, at a conversion price of $0.1680. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $372.82.

On May 22, 2002, we issued options for 1,710,000, in the aggregate, as compensation to three consultants to assist us in management and strategic planning issues, pursuant to consulting agreements of the same date. These options were issued pursuant to a Form S-8 registration statement filed June 6, 2002 and are exercisable for a one year period. Of the 1,710,000 options,

1,150,000 options have an exercise price of $0.33 per share and 560,000 options have an exercise price of $0.50 per share. We have the ability to compel the exercise of these options if the trading price of our common stock equals or exceeds $1.00 for thirty consecutive trading days.

On May 23, 2002, we issued 63,454 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 1,000 shares of Series D
Convertible Preferred, at a conversion price of $0.1787. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $7,494.00.

On May 23, 2002, we issued 63,454 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 1,000 shares of Series D Convertible Preferred, at a conversion price of $0.1787. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $7,494.00.

On May 24, 2002, we issued 15,000 shares of common stock to Keshet LP, upon the conversion of 237 shares of Series G Convertible Preferred, at a conversion price of $0.1787. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $312.85.

On May 24, 2002, we issued 15,000 shares of common stock to The Keshet Fund LP, upon the conversion of 157 shares of Series G Convertible Preferred, at a conversion price of $0.1680. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $449.88.

On May 29, 2002, we issued 652,178 shares of common stock to Amro
International, S.A, upon the conversion of 9,642 shares of Series D Convertible Preferred, at a conversion price of $0.168. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $13,146.

On May 29, 2002, we issued 652,178 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 9,642 shares of Series D
Convertible Preferred, at a conversion price of $0.168. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $13,146.

On May 30, 2002, we issued 652,178 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 9,642 shares of Series D
Convertible Preferred, at a conversion price of $0.168. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $13,146.

On June 13, 2002, we issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 126 shares of Series G Convertible Preferred, at a conversion price of $0.1627. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $366.70.

On June 10, 2002, we issued 425,000 shares of common stock to a consultant, upon the exercise of options issued pursuant to a consulting agreement, as compensation for management consulting and strategic planning services provided to us. These shares were issued pursuant to a Form S-8 registration statement filed on June 6, 2002.

On June 10, 2002, we issued 425,000 shares of common stock to a consultant, upon the exercise of options issued pursuant to a consulting agreement, as compensation for management consulting and strategic planning services provided to we. These shares were issued pursuant to a Form S-8 registration statement filed on June 6, 2002.

On June 10, 2002, we issued 150,000 shares of common stock to a consultant, upon the exercise of options issued pursuant to a consulting agreement, as compensation for management consulting and strategic planning services provided to we. These shares were issued pursuant to a Form S-8 registration statement filed on June 6, 2002.

On June 13, 2002, we issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 130 shares of Series G Convertible Preferred, at a conversion price of $0.1680. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $381.12.

On June 17, 2002, we received sufficient consents to file an amended certificate of incorporation, which increased our authorized common stock from 20,000,000 to 50,000,000 shares.

On June 17, 2002, we issued 30,000 shares of its Series I 8% convertible preferred stock and warrants for 2,000,000 shares at $0.50 per share, exercisable within three years from issue, to two sophisticated and accredited investors, pursuant to Rule 506, Regulation D and Section 4(2) of the Securities Act of 1933. The conversion of the preferred into common stock shall be at a per common share conversion price of 75% of the average of the three lowest closing bid prices for the thirty day period immediately preceding conversion. The conversion price is subject to a maximum of $0.50 per share and a minimum of $0.30 per share, which minimum conversion price shall govern for the 270 days immediately following the issue date of the Series I preferred shares. The minimum conversion price shall be extended indefinitely upon the occurrence of certain defined events, including the effectiveness of a registration statement for the resale of the common stock underlying the preferred and a trading price of our common stock at $0.50 or higher for fifteen consecutive days. We have the ability to compel the exercise of the warrants in tranches of not more than 500,000 warrants each, if the trading price of our common stock equals or exceeds $1.00 for thirty consecutive trading days and a registration statement for the underlying common is effective. The Series I convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in gross cash proceeds of $300,000, less expenses of $12,000.

On June 18, 2002, we agreed to extend the expiration dates of warrants issued in connection with our Series D and F preferred until June 17, 2005 and to reduce the exercise price of certain of those warrants to $1.00. In consideration for this warrant modification, the holders of two promissory notes executed by us aggregating $100,000, dated November 6 and 7, 2001, respectively, agreed to extend the maturity dates of the notes to December 31, 2002. In addition, the holders of our Series D and F preferred stock agreed to waive all potential penalties associated with the Series D and F preferred, including the abandonment of a certain SB-2 registration statement filed in connection with the resale of the common stock underlying the Series D and F preferred. Below is a table containing the warrant modifications.

                                         WARRANT     COMMON      UNMODIFIED
                                          ISSUE    SHARES UPON    PURCHASE
WARRANTHOLDER (Series)                    DATE      EXERCISE       PRICE
----------------------                   -------   -----------   ----------

Austinvest Anstalt Balzers     (D)       3-9-99        16,250      $2.96
Austinvest Anstalt Balzers     (D)      4-23-99         8,125      $2.96
Austinvest Anstalt Balzers     (D)       2-1-00       422,500      $0.625*
Austinvest Anstalt Balzers     (F)       4-7-00     1,000,000      $1.00
Austinvest Anstalt Balzers     (F)     10-13-00        38,259      $0.9825*
Esquire Trade & Finance, Inc.  (D)       3-9-99        16,250      $2.96
Esquire Trade & Finance, Inc.  (D)      4-23-99         8,125      $2.96
Esquire Trade & Finance, Inc.  (D)       2-1-00       422,500      $0.625*
Esquire Trade & Finance, Inc.  (F)       4-7-00     1,000,000      $1.00
Esquire Trade & Finance, Inc.  (F)     10-13-00        38,259      $0.9625*
Libra Finance, S.A .           (F)       4-7-00     1,600,000      $0.84*
Amro International, S.A.       (D)       2-1-00       455,000      $0.625*
Amro International, S.A.       (F)       4-7-00     1,000,000      $1.00
Amro International, S.A.       (F)     10-13-00        38,259      $0.9625*
Amro International, S.A.       (D)       3-9-99        17,500      $2.96
Amro International, S.A.       (D)      4-23-99         8,750      $2.96

*     Exercise price not adjusted

On June 19, 2002, we issued 33,333 shares of restricted common stock to Tradersbloom Limited, as a finder fee in connection with the issuance of our Series I preferred stock. Tradersbloom Limited is a sophisticated and accredited investor.

On June 19, 2002, we issued 66,667 shares of restricted common stock to Libra Finance, S.A., as a finder fee in connection with the issuance of our Series I preferred stock. Libra Finance, S.A. is a sophisticated and accredited investor.

On June 21, 2002, we issued 10,000 shares of common stock to The Keshet Fund LP, upon the conversion of 135 shares of Series G Convertible Preferred, at a conversion price of $0.1760. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $402.29.

Subsequent Events

On July 1, 2002, we issued 500,000 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 8,250 shares of Series D
Convertible Preferred, at a conversion price of $0.165. The conversion did not include accrued and unpaid dividends on the preferred converted.

On July 1, 2002, we issued 500,000 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 8,250 shares of Series D
Convertible Preferred, at a conversion price of $0.165. The conversion did not include accrued and unpaid dividends on the preferred converted.

On July 23, 2002, we issued 475,000 shares of common stock to The Keshet Fund LP, upon the conversion of 6,172 shares of Series G Convertible Preferred, at a conversion price of $0.1680. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $18,083.72.

On July 23, 2002, we issued 475,000 shares of common stock to Keshet LP, upon the conversion of 6,172 shares of Series G Convertible Preferred, at a conversion price of $0.1680. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $18,083.72.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits - Required by Item 601 of Regulation S-B:

4.1 Certificate of Designation, Series I convertible Preferred Stock, filed with this report

20.1  Proxy Solicitation of Consent, Definitive 14A, filed June 17, 2002

99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed with this report

Reports on Form 8-K:

      Item 5 and 9 filing announcing production agreement with division of Parmalat USA Corp., filed June 26, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP. (Registrant)
Date:  May 8, 2002

/s/Roy G. Warren
--------------------------------------
Roy G. Warren, Chief Executive Officer