Form 10QSB
period 2002-09-30
BRAVO FOODS INTERNATIONAL CORP
filed 2002-11-12
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2002

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
      Yes [X]      No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

         Date                     Class            Shares Outstanding

       11/12/02                Common Stock            23,111,950

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements                                            F-1

        Consolidated balance sheets as of                               F-1
        September 30, 2002 (unaudited) and December 31, 2001

        Consolidated statements of operations                           F-3
        (unaudited) for the six and nine months ended
        September 30, 2002 and 2001

        Consolidated statements of cash flows                           F-4
        (unaudited) for the nine months ended
        September 30, 2002 and 2001

        Notes to consolidated financial statements (unaudited)          F-5

Item 2. Management's Discussion and Analysis of Financial                15
        Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2. Changes In Securities and Use of Proceeds                        24

Item 6. Exhibits and reports on Form 8-K                                 26

SIGNATURES                                                               26

CERTIFICATIONS                                                           27

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                 December 31,     September 30,
                                                     2001              2002

Assets

Current assets:
  Cash and cash equivalents                     $    232,040      $    986,615
  Accounts receivable                                152,682           184,283
  Other receivable                                    17,178            18,182
  Advance to vendor                                   20,998            17,798
  Inventories                                         91,403            90,799
  Deferred charges                                       521            55,837
  Prepaid expenses                                    23,585            41,904
                                                ------------      ------------

Total current assets                                 538,407         1,395,418

Furniture and equipment, net                         123,099            92,854
License rights, net of accumulated
 amortization of $661,291 and $1,036,684             433,709           291,036
Deposits                                              10,000            10,000
                                                ------------      ------------

Total assets                                    $  1,105,215      $  1,789,308
                                                ============      ============

Liabilities and Shareholders' Deficit

Current liabilities:
  Notes payable                                 $    350,000      $    100,000
  Note payable to International Paper                187,743           187,743
  Note payable to Warner Brothers                    473,750           378,674
  Accounts payables                                  780,492         1,225,969
  Accrued liabilities                                575,019           518,758
                                                ------------      ------------

Total current liabilities                          2,367,004         2,411,144

Dividends payable                                    280,370           221,483
                                                ------------      ------------
Long-term liabilities                                280,370           221,484
                                                ------------      ------------

Total liabilities                                  2,647,374         2,632,627
                                                ------------      ------------




             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

Commitments and contingencies

Shareholders' Deficit (Note 2):
  Series B convertible, 9% cumulative,
   and redeemable preferred stock, stated
   value $1.00 per share, 1,260,000 shares
   authorized, 107,440 and 107,440 shares
   issued and outstanding, redeemable
   at $107,440                                       107,440           107,440
  Series D convertible, 6% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 87,500 and
   0 shares issued and outstanding                   853,432                 -
  Series F convertible and redeemable
   preferred stock, stated value $10.00
   per share, 174,999 and 174,999 shares
   issued and outstanding                          1,616,302         1,616,302
  Series G convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 93,335 and
   75,072 shares issued and outstanding              829,704           667,353
  Series H convertible, 7% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 105,500 and
  175,500 shares issued and outstanding             465,200           939,686
  Series I convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 0 and 30,000
   shares issued and outstanding                          -            72,192
  Series J convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 0 and 100,000
   shares issued and outstanding                           -           854,279
  Common stock, par value $0.001 per
   share, 50,000,000 shares authorized,
   14,681,008 and 22,112,838 shares
   issued and outstanding                             14,681            22,111
  Additional paid-in capital                      16,028,979        19,535,428
  Accumulated deficit                            (21,457,425)      (24,657,638)
  Translation adjustment                                (472)             (472)
                                                ------------      ------------

Total shareholders' deficit                       (1,542,159)         (843,319)
                                                ------------      ------------

Total liabilities and shareholders'
 deficit                                        $  1,105,215      $  1,789,308
                                                ============      ============

See accompanying to consolidated financial statements.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,
                                        ----------------------------      ----------------------------
                                            2001             2002             2001             2002
                                            ----             ----             ----             ----
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Sales                                   $   256,971      $   308,729      $   587,745      $ 1,053,129
Cost of goods sold                           23,444           56,516          166,875          133,003
                                        -----------      -----------      -----------      -----------

Gross margin                                233,527          252,213          420,870          920,126

Selling expense                              25,117           28,503          172,069           46,017

General and administrative expense          665,332          882,555        2,682,476        3,099,066
                                        -----------      -----------      -----------      -----------

Loss from operations                       (456,922)        (658,845)      (2,433,675)      (2,224,957)

Other expense:
  Interest expense, net                      (1,447)             922          (30,219)         (20,742)
                                        -----------      -----------      -----------      -----------

Net loss                                   (458,369)        (657,923)      (2,463,894)      (2,245,699)

Dividends accrued for Series B
 preferred stock                             (2,417)          (2,471)          (7,251)          (7,332)
Dividends accrued for Series D
 preferred stock                            (16,538)          (1,393)         (49,614)         (18,500)
Dividends accrued for Series G
 preferred stock                            (20,000)         (14,205)         (60,000)         (45,677)
Dividends accrued for Series H
 preferred stock                                  -          (16,810)               -         (280,808)
Dividends accrued for Series I
 preferred stock                                  -           (1,476)               -         (296,477)
Dividends accrued for Series J
 preferred stock                                  -         (305,721)               -         (305,721)
                                        -----------      -----------      -----------      -----------

Net loss applicable to common
 shareholders                           $  (497,324)     $  (999,999)     $(2,580,759)     $(3,200,214)
                                        ===========      ===========      ===========      ===========

Weighted average number of common
 shares outstanding                      13,578,551       21,365,343       13,195,048       18,150,932
                                        ===========      ===========      ===========      ===========

Basic and diluted loss per share        $     (0.04)     $     (0.05)     $     (0.20)     $     (0.18)
                                        ===========      ===========      ===========      ===========

Comprehensive loss and its components
 consist of the following:
  Net loss                              $  (458,369)     $  (999,999)     $(2,463,894)     $(3,200,214)
  Foreign currency translation
   adjustment                                   293                -            8,553             (472)
                                        -----------      -----------      -----------      -----------

Comprehensive loss                      $  (458,076)     $  (999,999)     $(2,455,341)     $(3,200,686)
                                        ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                             2001              2002
                                                             ----              ----
                                                         (Unaudited)       (Unaudited)

Cash flows from operating activities
  Net loss                                               $(2,463,894)      $(2,245,699)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                            290,779           457,436
    Stock compensation                                        77,320           516,204
    Amortization of deferred interest                         28,500                 -
    Increase (decrease) from changes in:
      Accounts receivable                                   (121,586)          (31,601)
      Other receivable                                         4,985            (1,004)
      Prepaid expenses and other deferred charges             (1,766)          (22,175)
      Advance to vendors                                      (2,326)            3,200
      Inventories                                             96,772               604
      License rights                                               -          (282,721)
      Accounts payable and accrued liabilities               530,268           389,216
                                                         -----------       -----------

Net cash used in operating activities                     (1,560,948)       (1,216,540)
                                                         -----------       -----------

Cash flows from investing activities
  Purchase of equipment and machinery                         (5,125)           (1,797)
  Note receivable                                            716,000                 -
                                                         -----------       -----------

Net cash provided by (used in) investing activities          710,785            (1,797)
                                                         -----------       -----------

Cash flows from financing activities
  Proceeds from stock subscription                           970,000                 -
  Proceeds from issuance of Preferred Series H                     -           700,000
  Proceeds from issuance of Preferred Series I                     -           287,988
  Proceeds from issuance of Preferred Series J                     -         1,000,000
  Proceeds from exercise of stock options                          -           330,000
  Repayments of note payable                                (148,750)         (345,076)
                                                         -----------       -----------

Net cash provided by financing activities                    821,250         1,972,912
                                                         -----------       -----------

Effect of exchange rate changes on cash                        8,553                 -
                                                         -----------       -----------

Net increase (decrease) in cash and cash equivalents         (20,270)          754,575
Cash and cash equivalents, beginning of period                35,376           232,040
                                                         -----------       -----------

Cash and cash equivalents, end of period                 $    15,106       $   986,615
                                                         ===========       ===========

Cash paid during the period:
  Interest                                               $         -       $         -
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2001.

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

                                                     COMMON SHARES    UNMODIFIED
                                         WARRANT      PURCHASABLE      PURCHASE
WARRANTHOLDER                (Series)   ISSUE DATE   UPON EXERCISE      PRICE
-------------                --------   ----------   -------------    ----------

Austinvest Anstalt Balzers     (D)       03-09-99         16,250        $2.96
Austinvest Anstalt Balzers     (D)       04-23-99          8,125        $2.96
Austinvest Anstalt Balzers     (D)       02-01-00        422,500        $0.625*
Austinvest Anstalt Balzers     (F)       04-07-00      1,000,000        $1.00
Austinvest Anstalt Balzers     (F)       10-13-00         38,259         $0.9825*
Esquire Trade & Finance, Inc.  (D)       03-09-99         16,250        $2.96
Esquire Trade & Finance, Inc.  (D)       04-23-99          8,125        $2.96
Esquire Trade & Finance, Inc.  (D)       02-01-00        422,500        $0.625*
Esquire Trade & Finance, Inc.  (F)       04-07-00      1,000,000        $1.00
Esquire Trade & Finance, Inc.  (F)       10-13-00         38,259        $0.9625*
Libra Finance, S.A .           (F)       04-07-00      1,600,000        $0.84*
Amro International, S.A.       (D)       02-01-00        455,000        $0.625*
Amro International, S.A.       (F)       04-07-00      1,000,000        $1.00
Amro International, S.A.       (F)       10-13-00         38,259        $0.9625*
Amro International, S.A.       (D)       03-09-99         17,500        $2.96
Amro International, S.A.       (D)       04-23-99          8,750        $2.96

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

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 2 - Transactions in Shareholders' Equity (Continued)

On July 1, 2002, the Company issued 339,898 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 5,608 shares of Series D Convertible Preferred, at a conversion price of $0.165. The conversion did not include accrued and unpaid dividends on the preferred converted.

On July 1, 2002, the Company issued 339,898 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 5,608 shares of Series D Convertible Preferred, at a conversion price of $0.165. The conversion did not include accrued and unpaid dividends on the preferred converted.

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

On September 26, 2002, the Company issued 154,171 shares of common stock to Amro International, SA, upon the conversion of 2,500 shares of Series D Convertible Preferred, at a conversion price of $0.187. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $3,830.

On September 26, 2002, the Company issued 396,053 shares of common stock to Amro International, SA, upon the conversion of 7,108 shares of Series D Convertible Preferred, at a conversion price of $0.208. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $11,299.

On September 30, 2002, the Company issued 100,000 shares of non-voting Series J Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-Am") for the aggregate purchase price of $1,000,000. Each preferred share is convertible to 40 shares of the Company's common stock of at a per common share conversion price of $0.25, representing 4,000,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase 25 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.40 per common stock share, representing 2,500,000 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The blended per share price for the common stock underlying the preferred and the warrants is $0.307; the September 30, 2002 closing market trading price was $0.29 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The Company recognized $854,279 in preferred stock and $145,721 for 2,500,000 warrants issued in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." No issuing cost was incurred.

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

As of September 30, 2002, the Company has license rights with a net book value of $291,036. Future amortization is as follows for subsequent years ending September 30:

Years ending September 30,            Amount
--------------------------            ------

          2003                       $256,193
          2004                         34,843
                                     --------

                                     $291,036
                                     ========

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 3 - Adoption of New Accounting Standards (Continued)

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

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 4 - Subsequent Events

On October 7, 2002, the Company issued 999,112 shares of its common stock to employees, consultants and third party professional service providers pursuant to written agreements with the Company. Shares issued under these agreements are valued at $0.40 per share, except where noted below. These shares were issued pursuant to a 1933 Act Form S-8 registration statement. The Company received no cash for these shares.

Recipient                 Common Stock     Nature of Services        Agreed Value
---------                 ------------     ------------------        ------------

Seymour Borislow             32,000      accounting services       $0.40 per share
Jeffrey Factor               22,000      accounting services       $0.40 per share
Kenneth Borislow              6,000      accounting services       $0.40 per share
Anthony P. Guiliano          45,000      consultant services       (1)
Tim Ransom                  175,000      design services           $0.40 per share
Steven Nollau                69,112      consulting services       $0.40 per share
Michael Edwards             175,000      employment services       (2)
Anthony P. Guiliano         150,000      severance compensation    $0.40 per share
Stanley Hirschman           250,000      accrued consulting        $0.40 per share
Roy D. Toulan, Jr., Esq.     75,000      legal services            $0.40 per share

<F1>  For services rendered by Mr. Guiliano during his pre-employment consulting contract with the Company
<F2>  Represents quarterly incentive bonus payments under Mr. Edwards original employment contract with the Company at quarterly market average

On October 7, 2002, the Company issued options for 310,714 shares of its common stock to employees, consultants and third party professional service providers pursuant to written agreements with the Company. These shares were issued pursuant to a 1933 Act Form S-8 registration statement. The Company received no cash for these options

                           Common Stock
Recipient                    Options       Nature of Services     Exercise Price        Expiration
---------                  ------------    ------------------     --------------        ----------

Robert F. Eggleston, Jr      25,000        software services      $1.00 per share    January 25, 2007
Larry A. Slavik              25,000        software services      $1.00 per share    January 25, 2007
James D. Van de Vuurt        25,000        software services      $1.00 per share    January 25, 2007
Anthony P. Guiliano         235,714(1)     consultant services    $0.35 per share    June 30, 2006

<F1>  For services rendered by Mr. Guiliano pursuant to his employment contract with the Company's subsidiary Bravo! Foods, Inc. The Company replaced the options for equity in its subsidiary with options for its shares pursuant to a resolution of the Company's Board of Directors

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                     MANAGEMENT DISCUSSION AND ANALYSIS
                ON FINANCIAL CONDITION AND OPERATION RESULTS

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

Prior to 2001, our business primarily involved the production and distribution of milk in China. In the third quarter of 2000, we began to refocus our business away from the production - distribution aspect of the value chain by implementing a business model that involved the branding, marketing, packaging design and promotion of flavored fresh milk in the United States, branded with Looney Tunes(TM) characters. The processing, local promotion and sales of this branded flavored milk were the responsibility of regional dairy processors, to whom we sold "kits" pursuant to written production agreements. During the middle of 2001, this refocused business was implemented in China, in December 2001 in Mexico, and in the third quarter of 2002 in Canada.

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

We are no longer dependent upon processor dairies to promote the sale of our ESL product. Since ESL milk sales are not limited to the accounts of regional dairy processors by distribution issues, we have assumed responsibility for promoting sales either directly or through food brokers who represent us with both national and regional accounts. This refined business model, coupled with the production capacity of these two ESL dairy processors, allowed us to seek national accounts in an aggressive fashion, resulting in arrangements to supply over, for example, 1,174 Winn Dixie locations, 700 Publix supermarkets, 335 Albertsons stores, 330 BILO locations, 200 Krasdale stores, 100 A&Ps, 42 Gristedes supermarkets and 5,300 7-Eleven Convenience Stores. Currently, we have arrangements for the distribution and sale of our branded ESL flavored milk in over 8,200 supermarkets, representing 33% penetration of the national market, as well as an additional 1000 discount, club and convenience stores. Our expansion from 3,700 stores into over 13,000 stores nationally in nine months is a testament to the efficacy of this new sales and promotion strategy.

Under our refined U.S. business model, our revenue source derives not only from "kit" sales but also from a share of the differential between the cost to us of producing the ESL product and the wholesale price to our accounts. In addition, commencing at the end of the third quarter of 2002, our flavored milks became available in the non-dairy section of supermarkets in the Northeast United States under a production and distribution agreement with Parmalat North America

Commencing in May 2002, we developed a new branded fortified flavored milk product under the "Slammers Fortified Reduced Fat Milk(TM)" brand name.
Our Slammers brand is being used in conjunction with our licensed Looney Tunes(TM) characters on vitamin fortified flavored milk. We anticipate that all of our Looney Tunes(TM) flavored milk products will be sold under our Slammers brand by the end of calendar year 2002.

In June 2002, we entered into a production contract with a division of Parmalat USA Corp. to produce, market and sell the Looney Tunes(TM) brand flavored milks. Under this agreement, Parmalat is the exclusive producer and distributor of Bravo! Foods' new Looney Tunes(TM) brand fortified aseptic milk, packaged in tetra-brik format under our Slammers Fortified Reduced Fat Milk(TM) logo. Our agreement with Parmalat gives us an expanded presence in supermarkets through the use of shelf stable aseptic milk that is processed, sold and distributed by Parmalat. In addition, under this agreement we have retained responsibility for aseptic product sales in the food service sector, either directly or through food brokers who will represent us with both national and regional accounts. Our revenue sources from retail sales and food service sales under this agreement are similar to our sources of revenue from the sale of kits to regional dairies, in the case of retail sales, and our dual sources of revenue from ESL milk products, in the case of food service sales.

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

In January 2002, Heilongjiang Wan Shan Dairy (Wonder Sun Dairy) began producing the vanilla Looney Tunes(TM) flavored milk. This dairy is located in Harbin City in Northeast China and has distribution rights to Heilongjiang, Jilin, Liaoning and Hebei provinces as well as Beijing and Tianjin municipalities. Currently, Wonder Sun has stopped production of Looney Tunes(TM) vanilla flavored milk to develop products for public school systems. In the second quarter 2002, the Shanghai government approved China Premium (Shanghai) and Wonder Sun Dairy to supply Looney Tunes(TM) flavored milks in aseptic packaging to the Shanghai public schools, which have a student body of 1.5 million. The parties to this agreement anticipate that the initial sales of this school product will be 30,000 units per day, at a gross profit of US $0.010 per unit. Commencing in September 2002, the Shanghai Education Commission temporarily stopped the supply of school milk from all dairies pending the completion of the Communist Party 16th National Congress, which started November 8, 2002, for political reasons.

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

Audit Committee

Our audit committee is composed of three independent directors and functions to assist the board in overseeing our accounting and reporting practices. Our financial information is booked in house by our treasurer's office, from which independent third party accountants prepare financial reports. These financial reports are audited or reviewed by BDO Seidman, LLP, independent accountants and auditors. Our chief financial officer reviews the preliminary financial and non-financial information prepared in house, by our securities counsel and by our third party accountants, and the reports of the auditors. The committee reviews the preparation of our audited and unaudited periodic financial reporting and internal control reports prepared by our chief financial officer. The committee is available to review significant changes in accounting policies and to address issues and recommendations presented by our internal and external accountants as well as our auditors.

Compensation Committee

Our compensation committee is composed of three independent directors and reviews the compensation structure and policies concerning executive compensation. The committee develops proposals and recommendations for executive compensation and presents those recommendations to the full board for consideration. The committee periodically reviews the performance of our other members of management and the recommendations of the chief executive officer with respect to the compensation of those individuals. Given the size of our company, all such employment contracts are periodically reviewed by the board. The board must approve all compensation packages that involve the issuance of our stock or stock options.

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

RESULTS OF OPERATIONS

Financial Condition September 30, 2002
--------------------------------------

As of September 30, 2002, we had an accumulated deficit of $24,657,638, cash on hand of $986,615 and reported total shareholders' deficit of $843,319.

For this same period of time, we had revenue of $1,053,129 and general and administrative expenses of $3,099,066. General and administrative expenses consisted of $2,125,426 in operating expenses, depreciation and amortization expenses of $457,436 and non-cash one time charges of $391,345 pertaining to the issuance of compensation options, the extension and re-pricing of warrants to restructure debt and waive cash penalties, and finders fees and non-cash consulting expense of $124,859.

After net interest expenses of $20,742, cost of goods sold of $133,033 and selling expenses of $46,017 incurred primarily in the operations of our Chinese wholly owned subsidiary, we had a net loss of $2,245,699.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended
----------------------------------------------------------------------
September 30, 2001
------------------

Revenue

We had revenues for the nine months ended September 30, 2002 of $1,053,129, with a cost of sales of $133,033, resulting in a gross profit of $920,126, or 87% of sales. Of the $1,053,129, $899,618 was from sales in the U.S. operation, $21,436 from sales in China, $47,150 from sales in Canada and $84,925 from sales in Mexico. Our revenue for the nine months ended September 30, 2002 increased by $465,384, a 79% increase compared to revenue of $587,745 for the same period in 2001. This increase is the result of:

      * moving from a production-distribution oriented business model with limited, capabilities, to the "licensing/branding" business model;

      *     adding five additional processor dairies in the US during 2001;

      * the opening of the Mexico and Canada markets to Looney Tunes(TM) flavored milks

      * the continued expansion of sales of extended shelf life product, which provides greater distribution flexibility; and

      * greater market penetration and distribution of Looney Tunes(TM) flavored milks.

Cost of Goods Sold

We incurred cost of goods sold of $133,033 for the nine months ended September 30, 2002, most of which was incurred in our U.S. operation. Our cost of goods sold in 2002 decreased by $33,842, a 20% decrease compared to $166,875 for the same period in 2001.

Under the current licensing/branding U.S. business model, we do not bear direct financial responsibility for the cost of the flavor ingredients used to produce the Looney Tunes(TM) flavored milk, which are purchased directly from approved suppliers by the processor dairies. Our revenue from kits sold through our promotion agreement with Quality Chek'd is based upon the net revenue that we receive from Quality Chek'd, which invoices its member processor dairies and retains the balance of the kit price to cover the cost of the kit flavor ingredients. We record revenue on a net basis and do not book or attribute a cost of goods sold to these sales. Under our production agreements with Neolac (Mexico), Farmers Dairy (Canada) and Jasper (US - extended shelf life milk), we invoice the full kit price and credit these processors with their cost of purchasing the flavor ingredients directly from our approved suppliers. We record as revenue the full kit price and book the corresponding debit as a cost of goods sold for these sales.

Operating Expense

We incurred selling expenses for the nine months ended September 30, 2002 of $46,017, consisting of $43,017 incurred in China and $3,000 in our US operation. Our selling expense decreased for the nine months ended September 30, 2002 by $126,052, a 73% decrease compared to the selling expense of $172,069 for the same period in 2001, which was incurred only in China. The decrease in selling expense was due to the strategic refocusing of our effort to implement our kit-sale business model to certain qualified dairies in major cities of China. We entered the China market more than five years ago and anticipated significant time for consumers in China to accept a branded premium Western style flavored milk. We expect that selling expense in China will remain at current levels as we expand our business in China.

We incurred general and administrative expenses for the nine months ended September 30, 2002 of $3,099,066, consisting of $3,026,211 in our U.S. operation and $72,885 in China. Our general and administrative expenses in 2002 increased by $416,590, a 16% increase compared to $2,682,476 for the same period in 2001. The increase was due to non-cash one time charges of approximately $516,000 related to the issuance of options (as consulting expense) and extending warrants and reducing exercise prices, and an increase in marketing and promotional expenses in 2002, offset by a decrease in overhead expense in China

Interest Expense

We incurred interest expense for the nine months ended September 30, 2002 of $20,742 consisting of $20,593 in our U.S. operation and $149 in our China operation. Our interest expense in 2002 decreased by $9,477 a 31% decrease compared to $30,219 for the same period in 2001. The decrease came from our China operation related to a bank loan from Fujian Bank, which was paid off in 2001, coupled with a increase in interest attributed to the restructuring of the payment schedule in one of our Warner Bros. licenses.

Net Loss

We had a net loss for the nine months ended September 30, 2002 of $2,245,699 compared with a net loss of $2,463,894 for the same period in 2001. The net loss consisted of $103,433 in China and $2,164,691 from our US operation. The net loss decrease in 2002 amounted to $218,195 or 9% compared to the same period in 2001. The decrease in net loss in 2002 resulted from a reduction in general and administrative expenses in China coupled with a 79% increase in gross revenues in 2002.

Loss Per Share

We reported a loss of $0.18 per share for the nine months ended September 30, 2002, compared to a loss of $0.20 per share for the same period in 2001, representing a 10% decrease.

Three Months Ended June 30, 2002 Compared to the Three Months Ended
-------------------------------------------------------------------
March 31, 2002
--------------

Revenue

We had revenues for the three months ended September 30, 2002 of $308,729, with a cost of sales of $56,516, resulting in a gross profit of $252,213, or 82% of sales. Of the $308,729, $258,914 was from sales in the U.S., $12,620 from sales in China and $37,195 from sales in Mexico. Our revenue for the three months ended September 30, 2002 increased by $51,758 a 20% increase compared to revenue of $256,971 for the same period in 2001. The increase was the result of our increased customer sales base accomplished through expanded sales and promotion efforts. We had anticipated revenues in the area of $750,000 for the three months ended September 30, 2002. This revenue level was not attained owing to our customers awaiting the availability of our new Slammers Fortified Reduced Fat Milk(TM) line of products, rather than submitting orders for our existing non-fortified flavored milk products.

Cost of Goods Sold

We incurred cost of goods sold of $56,516 for the three months ended September 30, 2002, most of which was incurred in our U.S. operation in the third quarter. Our cost of goods sold for this period increased by $33,072, a 141% increase compared to $23,444 for the same period in 2001. Under our production agreements with Neolac (Mexico), Farmers Dairy (Canada) and Jasper (US - extended shelf life milk), we invoice the full kit price and credit these processors with their cost of purchasing the flavor ingredients directly from our approved suppliers. We record as revenue the full kit price and book the corresponding credit as a cost of goods sold for these sales. ,

Operating Expense

We incurred selling expenses for the three months ended September 30, 2002 of $28,503, all of which were incurred in China. Our selling expenses increased for the three months ended September 30, 2002 by $3,386, a 13% increase compared to the selling expense of $25,117 for the same period in 2001, with China accounting for 100% of this amount. We expect that selling expense in China will remain at current levels as we expand our business in China.

We incurred general and administrative expenses for the three months ended September 30, 2002 of $882,555, consisting of $854,987 in our U.S. operations and $27,567 in China. Our general and administrative expenses for the three months ended September 30, 2002 increased by $217,223, a 25% increase compared to $665,332 for the same period in 2001. This increase was due to an increase in marketing and promotional expenses for our new Slammers Fortified Reduced Fat Milk(TM) product line.

Interest Expense, Net

We incurred interest income for the three months ended September 30, 2002 of $922 consisting of $917 in our U.S. operation and $5 in our China operation. Our interest income for the three months ended September 30, 2002 increased by $2,369, a 164% decrease compared to interest expense of $1,447 for the same period in 2001, due to the receipt of $1,000,000 in proceeds for the issuance of Series J preferred stock.

Net Loss

We had a net loss for the three months ended September 30, 2002 of $657,923 compared with a net loss of $458,369 for the same period in 2001. The net loss consisted of $45,855 in China and $612,068 from our US operation. The net loss increase amounted to $199,554 or 44% compared to the same period in 2001. The increase in net loss resulted from an increase general and administrative expenses in our U.S. operation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we reported that net cash used in operating activities was $1,216,540, net cash provided by financing activities was $1,972,912, and net cash used in investing activities was $1,797.

As of September 30, 2001, we reported that net cash used in operating activities was $1,560,948, net cash provided by investing activities was $710,785, and net cash provided by financing activities was $821,250.

Net cash used in operating activities decreased by $344,408 to $1,216,540 for the nine months ended September 30, 2002, representing approximately 22% decrease, compared to $1,560,948 of net cash used in operating activities for the same period of 2001. The decrease was due to a large increase in non-cash expenses from amortization of license rights and stock compensation. These items were added back to operating cash flows.

Net cash used in investing activities decreased by $712,582 to $1,797 for the nine months ended September 30, 2002, compared to cash provided of $710,785 for the same period of 2001. The decrease was caused by the receipt of cash on a note receivable in 2001, for $716,000.

Net cash provided by financing activities for the period ended September 30, 2002 increased 140% to $1,972,912 from $821,250 for the same period in 2001. In the nine months ended September 30, 2002, we received $700,000 in net proceeds from the issuance of Series H preferred stock, $330,000 from the exercise of stock options, $287,988 from the issue of Series I preferred stock, $1,000,000 from the issue of Series J preferred stock, and repaid loans totaling approximately $345,076.

For the period ended September 30, 2002, we had total liabilities of $2,362,627, representing a 1% decrease from $2,647,374 at December 31, 2001. The decrease relates primarily to the payoff of notes payable and other liabilities.

Going forward, our primary requirements for cash consist of (1) the continued development of our business model in China, the United States and on an international basis; (2) general overhead expenses for personnel to support the new business activities; and (3) payments of guaranteed royalty payments to

Warner Bros. under existing licensing agreements. We estimate that our need for financing to meet our cash needs for operations will continue to the fourth quarter of 2002, when cash supplied by operating activities will enable us to meet the anticipated cash requirements for operation expenses. We anticipate the need for additional financing in 2003 to reduce our liabilities and return shareholders' equity to a positive status.

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

On September 30, 2002, we received $1 million from a private placement with Mid-Am Capital, L.L.C. a finance affiliate of Dairy Farmers of America, Inc., Mid-Am purchased non-registered, non-voting convertible preferred shares and warrants. The blended per share price for the common stock underlying the preferred and the warrants is $0.307; the September 30, 2002 closing market trading price was $0.29 per share. The proceeds have been used to promote marketing initiatives for our new Slammers products, for general working capital and to improve our balance sheet.

We currently have monthly working capital needs of approximately $240,000. We anticipate monthly revenues to exceed $250,000 per month by the end of the fourth quarter of 2002. Total revenues are projected at $1,750,000 through the year ended December 31, 2002.

We are continuing to explore new points of sale for Looney Tunes(TM) flavored milk. In the first and second quarters, Looney Tunes(TM) milk products were placed in vending machines in select secondary schools in the greater Chicago area to determine whether a school-vending program is an appropriate point of sale for these products. Presently, we are aggressively pursuing this market through trade/industry shows and individual direct contracts. The implementation of such a school base program, if viable, could have an impact on the level of our revenue during the fourth quarter of 2002. Similarly, we expect that commencement of extended shelf life ("ESL") milk production agreements with strategically placed ESL dairy processors, the greater control over sales with our refined business model and the cost-wholesale price differential source of revenue will continue have a positive impact on revenues, with the distribution of Looney Tunes(TM) flavored milk in national chains such as Super Target, as well as large regional supermarkets such as Publix, Krasdale, Albertsons, Foodline, A&P, BI-LO, Walbaum's and Winn Dixie.

At the beginning of 2002, we began negotiations with Warner Bros. to extend the US license agreement for an additional year on the same terms before renewal of the license was necessary. The parties have agreed to such an extension. In addition, a Warner Bros. Looney Tunes(TM) license for Canada has been approved. We have executed an agreement with Farmers Dairy in Canada to produce Looney Tunes(TM) flavored milk for distribution in Eastern Canada, beginning in August 2002.

Commencing in May 2002, we developed a new branded fortified flavored milk product under the "Slammers Fortified Reduced Fat Milk(TM)" brand name.
Our Slammers brand is being used in conjunction with our licensed Looney Tunes(TM) characters on vitamin fortified flavored milk. The introduction of the Slammers Fortified Reduced Fat Milk(TM) brand was made in conjunction with our co-sponsoring the nationwide Taz Atti-Tour, a Looney Tunes(TM) action sports tour sponsored by Warner Bros. Consumer Products, Warner Bros. Theatrical, Wal-Mart, Acclaim Entertainment, AOL and ASA Events. This extreme sports tour featured professional international inline skating, skateboard and bike sport stars, who performed
demonstrations and lead interactive clinics.   The 2002 Taz Atti-Tour
occurred at Wal-Mart stores in 19 US cities through September 20, 2002. This promotional tour gave our Slammers brand products, which are now available in the Northeast United States, national exposure and is expected to have a positive impact on product sales.

In June 2000, we executed an exclusive aseptic tetra-brik production agreement with a division of Parmalat USA Corp. for Looney Tunes(TM) flavored milk, as well as our new Slammers Fortified Reduced Fat Milk(TM). We launched this new aseptic tetra-brik product in September 2002. We expect this product to have a positive impact upon our revenues, commencing with the fourth quarter of 2002.

DEBT STRUCTURE

Warner Bros.
------------

We hold five licenses for Looney Tunes(TM) characters and names from Warner Bros. Each license is structured to provide for the payment of guaranteed royalty payments to Warner Bros. We account for these guaranteed payments as debt and licensing rights as assets. The following is a summary of the balances owed as of September 30, 2002 and the license expiration dates:

                                               Amount      Expiration
License           Guaranty     Balance Due    Past Due        Date
-------           --------     -----------    --------     ----------

U.S. License      $500,000      $      -      $     -       12/31/03
U.S. TAZ          $250,000      $166,667      $83,334*      N/A
China             $400,000      $      -      $33,750       06/30/03
Mexico            $145,000      $ 36,250      $     -       05/31/04
Canada            $ 32,720      $      -      $     -       03/31/04

*      This payment was made to Warner Bros. October 4, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (September 30, 2002), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Quarter Ended September 30, 2002

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

On September 26, 2002, the Company issued 154,171 shares of common stock to Amro International, SA, upon the conversion of 2,500 shares of Series D Convertible Preferred, at a conversion price of $0.187. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $3,830.

On September 26, 2002, the Company issued 396,053 shares of common stock to Amro International, SA, upon the conversion of 7,108 shares of Series D Convertible Preferred, at a conversion price of $0.208. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $11,299.

On September 30, 2002, the Company issued 100,000 shares of non-voting Series J Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-Am") for the aggregate purchase price of $1,000,000. Each preferred share is convertible to 40 shares of the Company's common stock of at a per common share conversion price of $0.25, representing 4,000,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase 25 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.40 per common stock share, representing 2,500,000 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period . The blended per share price for the common stock underlying the preferred and the warrants is $0.307; the September 30, 2002 closing market trading price was $0.29 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

Subsequent Events

On October 7, 2002, the Company issued 999,112 shares of its common stock to employees, consultants and third party professional service providers pursuant to written agreements with the Company. Shares issued under these agreements are valued at $0.40 per share, except where noted below. These shares were issued pursuant to a 1933 Act Form S-8 registration statement. The Company received no cash for these shares.

Recipient                  Common Stock     Nature of Services         Agreed Value
---------                  ------------     ------------------         ------------

Seymour Borislow              32,000       accounting services       $0.40 per share
Jeffrey Factor                22,000       accounting services       $0.40 per share
Kenneth Borislow               6,000       accounting services       $0.40 per share
Anthony P. Guiliano           45,000       consultant services       (1)
Tim Ransom                   175,000       design services           $0.40 per share
Steven Nollau                 69,112       consulting services       $0.40 per share
Michael Edwards              175,000       employment services       (2)
Anthony P. Guiliano          150,000       severance compensation    $0.40 per share
Stanley Hirschman            250,000       accrued consulting        $0.40 per share
Roy D. Toulan, Jr .,Esq.      75,000       legal services            $0.40 per share




(1)   For services rendered by Mr. Guiliano during his pre-employment
      consulting contract with the   Company
(2) Represents quarterly incentive bonus payments under Mr. Edwards original employment contract with the Company at quarterly market average

On October 7, 2002, the Company issued options for 310,714 shares of its common stock to employees, consultants and third party professional service providers pursuant to written agreements with the Company. These shares were issued pursuant to a 1933 Act Form S-8 registration statement. The Company received no cash for these options

                          Common Stock
Recipient                   Options       Nature of Services     Exercise Price       Expiration
---------                 ------------    ------------------     --------------       ----------

Robert F. Eggleston, Jr     25,000        software services      $1.00 per share    January 25, 2007
Larry A. Slavik             25,000        software services      $1.00 per share    January 25, 2007
James D. Van de Vuurt       25,000        software services      $1.00 per share    January 25, 2007
Anthony P. Guiliano        235,714(1)     consultant services    $0.35 per share    June 30, 2006

<F1>  For services rendered by Mr. Guiliano pursuant to his employment contract with the Company's subsidiary Bravo! Foods, Inc. The Company replaced the options for equity in its subsidiary with options for its shares pursuant to a resolution of the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits - Required by Item 601 of Regulation S-B.

20.1      Proxy Solicitation for Annual Meeting, Definitive 14A, filed ***,
          2002

99.1      Chief Executive Officer and Principal Financial Officer
          Certifications pursuant to 18 U.S.C. Section 1350, under Sections 302 and 906, Sarbanes-Oxley Act of 2002, filed with this report

(b)   Reports on Form 8-K

      Filed : Re: Investment if Series J Convertible Preferred Form 8-K as filed October **, 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date:  November 12, 2002


/s/Roy G. Warren
-----------------------------------
Roy G. Warren, Chief Executive Officer

CERTIFICATION


I, Roy G. Warren, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Bravo! Foods International Corp.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                      By:  /s/  Roy G. Warren
                                            -------------------------------
                                            Roy G. Warren
                                            Chief Executive Officer


CERTIFICATION

I, Michael L. Davis, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Bravo! Foods International Corp.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                      By:  /s/  Michael L. Davis
                                            -------------------------------
                                            Michael L. Davis
                                            Chief Financial Officer


CERTIFICATION

I, Nancy Yuan, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Bravo! Foods International Corp.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                      By:  /s/  Nancy Yuan
                                            -------------------------------
                                            Nancy Yuan
                                            Treasurer (Principal Accounting
                                            Officer)