Form 10KSB
period 2002-12-31
BRAVO FOODS INTERNATIONAL CORP
filed 2003-04-14
CIK 1061029

===========================================================================


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           Report For Period January 1, 2002 to December 31, 2002

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

    11300 US Highway 1, Suite 202, North Palm Beach, Florida 33408 USA
    ------------------------------------------------------------------
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

===========================================================================

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

The issuer's revenues for its most recent fiscal year were $1,772,970.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 24, 2003,based upon the $0.28 per share average bid and asked prices of such stock on that date, was $5,975,527, based upon 21,341,170 shares held by non-affiliates of the issuer. The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of March 24, 2003 was 25,762,854.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

             DOCUMENTS INCORPORATED BY REFERENCE:  See Exhibits

                         FORWARD-LOOKING STATEMENTS

      Statements that are not historical facts, including statements about the Company's prospects and strategies and its expectations about growth contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to whether the Company's new business model can be implemented successfully; the accuracy of its performance projections; and the Company's ability to obtain financing on acceptable terms to finance its operations until profitability.

                                   PART I

ITEM 1 - DESCRIPTION OF BUSINESS

The Company

      The Company is a Delaware corporation, which formerly owned the majority interest in two Sino-American joint ventures in China, known as Green Food Peregrine Children's Food Co. Ltd. and Hangzhou Meilijian Dairy Products Co., Ltd. Presently, the Company wholly owns a so-called "free trade zone" subsidiary in Shanghai, known as China Premium Food Corp (Shanghai) Co., Ltd., as well as a U.S. subsidiary, known as Bravo! Foods, Inc. The U.S. subsidiary has not functioned as an operating company since the end of 2001. Both Green Food Peregrine and Meilijian Dairy processed milk products for local consumption in the areas of Shanghai and Hangzhou, China, respectively

      The Company was formed on April 26, 1996 and was formerly known as Shakespeare Holding, Inc. In February 1997, Shakespeare merged with Manor Products Corp., a Delaware company established on January 26, 1996 and changed its name to China Peregrine Food Corporation. Manor was a shell company with 331 shareholders and no operating history. Similarly, China Peregrine Food Corporation was a company without substantial assets or operating activity until it purchased the assets of China Peregrine Enterprises Limited in March 1997.

      The Company's March 5, 1997 purchase of the assets of China Peregrine Enterprises Limited resulted in the Company becoming an operating entity. These assets consisted of the equity position and contractual rights, which China Peregrine Enterprises had in the Green Food Peregrine Chinese joint venture. In consideration for this purchase, the Company issued 45% of its outstanding common stock to the limited partnership. Despite various business strategies, product shifts and attempted management changes, Green Food Peregrine's pasteurized milk business failed to reach economic viability, never having penetrated more than 3% of the relevant market.
The business activities of Green Food Peregrine ceased in December of 1999.

      On September 3, 1997 and June 28, 1998, respectively, the Company executed agreements to acquire a 52% interest in Hangzhou Meilijian Dairy from American Flavors China, Inc., a Delaware corporation, which acquisition was approved by the Chinese government in 1998. The remaining 48% of Hangzhou Meilijian is owned by Hangzhou Dairy Co., a controlled entity of the regional Chinese government. The Company encountered management difficulties with this joint venture around new product issues. In December 2000, the Chinese government approved the buy out of the Company's equity interest in this joint venture by the Company's Chinese partner. That buy out transaction has closed, and the Company has received approximately $900,000 for its interest in 2000 and 2001.

      In December 1999, the Company obtained Chinese government approval for the registration of a new wholly owned subsidiary in the Wai Gao Qiao "free trade zone" in Shanghai, China. The Company formed this import-export company to import, export and distribute food products on a wholesale level in China. In addition, China Premium (Shanghai) is the Company's legal presence in China with respect to contractual arrangements for the development, marketing and distribution of branded food products.

      In December of 1999, the Company formed Bravo! Foods, Inc., a wholly owned Delaware subsidiary, which the Company utilized to advance the promotion and distribution of branded Looney Tunes(tm) products in the United States, through production agreements with local dairy processors.

      On February 1, 2000, the Company changed its name from China Peregrine Food Corporation to China Premium Food Corporation, and on March 16, 2001 the Company changed its name to Bravo! Foods International Corp.

The Business

      The Company's business includes obtaining license rights for several Looney Tunes(tm) characters from Warner Bros. Consumer Products, granting production and marketing rights to processor dairies to produce Looney Tunes(tm) flavored milk and generating revenue primarily through the sale of "kits" to these dairies under production contracts. "Kits" sold to processors consist of flavor ingredients that were developed and refined by the Company and the grant of production rights to processors to produce the flavored milks. The consideration paid to the Company under these production contracts consist of fees charged for the Company's grant of production rights for the Looney Tunes(tm) flavored milks plus a charge for flavor ingredients. The fees charged by the Company for the production rights have been formulated to match the Company's costs for the Warner
Bros. Looney Tunes(tm) intellectual property licenses. In the United States, the Company also generates revenue from the unit sales of finished Looney Tunes(tm) flavored milks to retail consumer outlets.

      Licenses

      In March of 1999, the Company commenced a licensing agreement with Warner Bros. Consumer Products, permitting the Company to produce and distribute a line of high quality, flavored milks branded with the Warner Bros. Looney Tunes(tm) logos, characters and names in the Shanghai and Hangzhou greater metropolitan areas. To obtain this license, the Company agreed to pay 3% royalty fees of net invoiced price of each licensed product with a minimum guaranteed royalty of $300,000. In the summer of 2000, the Company agreed to pay an additional $100,000 for an expanded license for all of mainland China and an extension of the expiration date to June 2003.

      On July 27, 2000, the Company executed a licensing agreement with Warner Bros. to use Looney Tunes(tm) characters and names on milk products in the entire United States. This licensing agreement grants to the Company the right to use the cartoon characters of Bugs Bunny, Tweety, Tasmanian Devil, Road Runner, Wile E. Coyote, Lola Bunny, Marvin the Martian,
Sylvester and Daffy Duck on milk products for sale in specified retail outlets in the fifty United States, Puerto Rico and the United States
Virgin Islands. The initial term of the agreement was for 3 years, from January 1, 2000 through December 31, 2002. In early 2002, the parties agreed to extend the term of this license for an additional year to December 31, 2003.

      On November 7, 2001, the Company executed a licensing agreement with Warner Bros. to use Looney Tunes(tm) characters and names on milk products in Mexico. This licensing agreement grants the Company the right to use the Warner Bros. cartoon characters on milk products for sale in specified retail outlets throughout Mexico. The initial term of the agreement is for 3 years, from June 1, 2001 through May 31, 2004.

      On May 28, 2002, the Company executed a licensing agreement with Warner Bros. to use Looney Tunes(tm) characters and names on milk products in Canada. This licensing agreement grants the Company the right to use the Warner Bros. cartoon characters on milk products for sale in specified retail outlets throughout Canada. The initial term of the agreement is for 25 months, from March 1, 2002 through March 31, 2004.

      All of the Company's licensing agreements recognize that the Company will use third party production agreements for the processing of flavored milk products, and that the milk products will be produced and may be sold directly by those processors. The Company's responsibilities under its third party production agreements are to design and provide Warner Bros. approved packaging artwork, to help determine the best tasting flavors for the particular market and to assist in the administration, promotion and expansion of the Looney Tunes(tm) branded milk program. Ingredients for the flavored milks are formulated to the Company's specifications and supplied on an exclusive basis by Givaudan Roure. In the United States, the Company assumes the responsibility for sales and marketing of the Looney Tunes(tm) flavored milks produced by Jasper Products and Shamrock Farms.

      Under the Company's United States license, the Company agreed to a royalty rate of 5% on the amount invoiced to the producer dairies for "kits". In Mexico, the Company agreed to a sliding scale royalty rate initially equal to 5% on the amount invoiced, with rate increases to 5% and 7%, respectively for the second and third contract years. The Company agreed to a 5% royalty rate on the amount invoiced to the producers in Canada and a 3% royalty rate in China.

      Production Contracts

      Prior to 2000, the Company's business primarily involved the production and distribution of milk in China.  In the third quarter of
2000, the Company began to refocus the Company's business away from the production - distribution aspect of the value chain by implementing a business model that involved the branding, marketing, packaging design and promotion of flavored fresh milk in the United States, branded with Looney Tunes(tm) characters. During the middle of 2001, this refocused business was
implemented in China, in December    2001 in Mexico, and in the third
quarter of 2002 in Canada.

      United States

      The initial dairy processors with which the Company had production contracts were members of Quality Chekd Dairies, Inc., a national cooperative with over 40 member dairies that process fresh milk on a regional basis. Bravo! and Quality Chekd entered into a promotion agreement that governed the administration, promotion and marketing of this member dairy program. Under this arrangement, Quality Chek'd was responsible for the administration and logistics of the kit sales to its member dairies, including the collection of revenues and the payment of cost of goods sold and selling expenses for the kits. The Company received net revenue payments from Quality Chek'd upon its collection of receivables and payment of expenses. Sales of flavored milk units to retail consumer outlets were the responsibility of the Quality Chek'd's regional processor dairies. The business, while viable, proved to have limited sales expansion capabilities in the US owing to the inherent regional distribution limitations of a "fresh" milk product with a short shelf life.

      The advent of extended shelf life (ESL) and aseptic long life milk presented the Company with the opportunity to increase dramatically sales on a national basis. In the third quarter of 2001 and the first quarter of 2002, the Company entered into production contracts with Shamrock Farms, located in Phoenix, Arizona and Jasper Products, of Joplin, Missouri, respectively, and began to market Looney Tunes(tm) ESL and aseptic flavored milks to accounts such as Wal-Mart and Super Target.

      Significantly, with ESL and aseptic milks, the Company is no longer dependent upon regional processor dairies to promote the sale of the Company's Looney Tunes(tm) flavored milks. Since distribution issues do not limit ESL and aseptic milk sales to the accounts of regional dairy processors, the Company has assumed responsibility for promoting sales either directly or through food brokers who represent the Company with both national and regional accounts. This refined business model, coupled with the production capacity of these two ESL dairy processors, allowed the Company to seek national accounts in an aggressive fashion, resulting in arrangements to supply flavored milk products to over 11,000 stores nationally at the end of 2002.

      Under the Company's current U.S. business model, the Company's revenue source derives not only from "kit" sales but also from the differential between the cost to the Company of producing the ESL and long life aseptic products and the wholesale price to the Company's accounts for unit sales of the finished Looney Tunes(tm) flavored milks.

      In June 2002, the Company entered into a production contract with a division of Parmalat USA Corp. to produce, market and sell the Looney Tunes(tm) brand flavored milks. Under this agreement, Parmalat is the exclusive producer and distributor of Bravo! Foods' new Looney Tunes(tm) brand fortified aseptic milk, packaged in Tetra-Brik(tm) format under the Company's Slammers Fortified Reduced Fat Milk(tm) logo in the United States. The Company's agreement with Parmalat gives the Company an expanded presence in supermarkets through the use of shelf stable aseptic milk that is processed, sold and distributed by Parmalat. In addition, under this agreement the Company has retained responsibility for aseptic product sales in the food service sector, either directly or through food brokers who will represent the Company with both national and regional accounts.

      Mexico

      In December 2001, the Company commenced its contractual relationship with Neolac S.A, a national dairy processor located in central Mexico. The Company sells kits to Neolac, including production rights for the Looney Tunes(tm) characters licensed from Warner Bros. for all of Mexico. The Company's responsibilities are to design and provide Warner Bros. approved packaging artwork, to help determine the best tasting flavors for the particular market and to assist in the administration, promotion and expansion of the Looney Tunes(tm) branded milk program. Ingredients for the flavored milks are formulated to the Company's specifications and supplied on an exclusive basis by Givaudan Roure. The Company does not have any responsibility for or participation in sales or distribution in Mexico.

      Canada

      In April 2002, the Company commenced its contractual relationship with Farmers Dairy, a dairy processor located in Halifax, Nova Scotia, Canada. The Company sells kits to Farmers Dairy, including production rights for the Looney Tunes(tm) characters licensed from Warner Bros. The Company's responsibilities are to design and provide Warner Bros. approved packaging artwork, to help determine the best tasting flavors for the particular market and to assist in the administration, promotion and expansion of the Looney Tunes(tm) branded milk program. Ingredients for the flavored milks are formulated to the Company's specifications and supplied on an exclusive basis by Givaudan Roure. The Company does not have any responsibility for or participation in sales or distribution in Canada.

      China

      The Company's withdrawal from milk production in China in 2000 resulted in the signing of supply agreements with Hangzhou Meilijian and Huai Nan Dairy to produce branded Looney Tunes(tm) traditional white and flavored milks, which the Company sold in Shanghai, Hangzhou, Ningbo, Nanjing, Fuzhou, Wuxi and Suzhou. Sales of Looney Tunes(tm) flavored milks in Shanghai commenced in September 2000.

      The administration of supply, distribution, marketing and sales of the Looney Tunes(tm) branded milk products in China was the responsibility of China Premium Food Corporation (Shanghai), Ltd., the Company's wholly owned Chinese registered subsidiary. While this business model moved the Company away from production, it proved to be inefficient from a market penetration point of view and expensive. Accordingly, the Company commenced negotiations with several large regional dairies to implement the "kit sales" business model.

      In October 2001, China Premium (Shanghai) began to implement the Bravo! "kit sales" model with the execution of a production contract with Kunming Xuelan Dairy, located in Kunming City in Southwest China. Since October 2001, Kunming Dairy has been producing all five flavored milks in 250ml single serve gable top packaging.

      In January 2002, Heilongjiang Wan Shan Dairy (Wonder Sun Dairy) began producing the vanilla Looney Tunes(tm) flavored milk. This dairy is located in Harbin City in Northeast China and has distribution rights to Heilongjiang, Jilin, Liaoning and Hebei provinces as well as Beijing and Tianjin municipalities. Currently, Wonder Sun Dairy is producing 4 tons for 20,000 production units per day in 200ml single serve plastic bottles for school lunch programs in Heilongjiang and 3.5 tons for 5,000 single serve 220ml production units of drinkable yogurt in Harbin.

      Products

      Prior to 2000, the Company processed and distributed fresh white milk in China in gable top paper cartons and in traditional Chinese plastic "baggie" pouches. This product was unbranded and was not flavored. In
1999, the Company began to process and sell Looney Tunes(tm) flavored milks in gable top packaging in China. Commencing in September 2000, the Company implemented the "kit" sales model for the production of Looney Tunes(tm) flavored milks in pouches and single serve plastic bottles through third party production agreements. Currently, Looney Tunes(tm) milk products are sold in 200ml plastic bottle packaging. In the last quarter of 2002, the Company introduced drinkable flavored yogurt in 220ml single serve plastic bottles

      Commencing in September of 2000, the Company implemented the "kit" sales program with third party processors in the United States, for the production and sale of fresh Looney Tunes(tm) flavored milk in single serve plastic bottles. This product, as with all of the Company's U.S. products up to September 2000, had a limited shelf life of, generally, 21 days.

      In early 2002, the Company developed Looney Tunes(tm) brand extended shelf life and aseptic long life flavored milk products. The extended shelf life product is sold in 11.5oz single serve plastic bottles and must be refrigerated. The shelf life of this product is 90 days. The Company's aseptic product does not require refrigeration and has a shelf life of 8 months. This product is packaged in an 11.2oz Tetra Pak Prisma(tm) sterile paper container. Both of these products were introduced to the public in the second and third quarters of 2002.

       Commencing in May 2002, the Company developed a new branded fortified flavored milk product under the "Slammers Fortified Reduced Fat Milk(tm)" brand name. The Company's Slammers brand is used in conjunction with the Company's licensed Looney Tunes(tm) characters. Slammers is made from 2 percent fat milk and is fortified with 11 essential vitamins. The introduction of this new product and the phase out of the Company's
"regular" Looney Tunes(tm) branded milks occurred in the fourth quarter of 2002. The Company's Slammers Looney Tunes(tm) flavored milks are sold in the United States in single serve extended shelf life 11.5 oz plastic bottles, as well as the long life 11.2oz aseptic Tetra Pak Prisma(tm) package. The Company's Slammers Looney Tunes(tm) flavored milks are sold in Mexico and Canada in single serve extended shelf life 11.5 oz plastic bottles.

      In October 2002, Parmalat introduced Looney Tunes(tm) brand fortified aseptic milk, packaged in an 8oz Tetra-Brik(tm) format under the Company's Slammers Fortified Reduced Fat Milk(tm) logo pursuant to a production agreement with the Company executed in June 2002. The 8oz Tetra Brik Slammers does not require refrigeration and has a shelf life of 6 months. Currently, this product is available only in the mainland United States.

      In November 2002, the Company introduced Slim Slammers Fortified Milk(tm), a low calorie version of the Company's Looney Tunes(tm) Slammers Fortified Reduced Fat Milk(tm). Slim Slammers Fortified Milk(tm) has no sugar added and is sweetened with sucralose, a natural sweetener made from sugar. Slim Slammers Fortified Milk(tm) is made from 1 percent fat milk, is fortified with 11 essential vitamins and is available in the same flavors as the Company's Slammers brand. This product currently is being introduced in the United States.

Industry trends

      The dairy industry in the western world is a very mature industry with slow growth and to a large extent, commodity like margins. The "got milk" campaign has helped heighten awareness of the nutritional benefits of dairy products but, even with this promotion, the US consumption of milk was basically flat last year.

      Flavored milks were the only area of growth in the past two years and, when promoted aggressively, the sales of flavored milk actually increased the sales of traditional white milk. The International Dairy Foods Association reported that flavored milks represent the only category for price and margin gains. As a result, Nestles, Dean's, Hershey and Borden all promote their brand of refreshment drinks. Last year's sales of flavored milks continued to have a 7% gain in product volume and a 12% increase in sales measured in dollars. Growth of this nature is welcome to this industry and validates the interest by the trade in products like the Company's Slammers brand Looney Tunes(tm) milk. The Beverage Marketing Corp. projects that growth in white milk will be flat to .5%, with growth in flavored milks from 4% to 8% per year over the next five years. Growth in the distribution of single serve milk products is projected by this research group at from 10% to 20%.

Market analysis

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

      The International Dairy Foods Association reports that, although flavored milk currently amounts to only 5 to 6 percent of milk sales, it represent over 59% of the growth in milk sales. With the total milk category exceeding $9.3 billion in 2002, the flavored segment was approximately $496 million. Statistically, as the flavored segment grows, the entire category grows as well. Selling more flavored milks has resulted in more sales of white milk as well.

      The Company is developing a niche in the single serve flavored milk business by utilizing the Company's license with the well-known Looney Tunes(tm) characters in the U.S., China, Mexico and Canada as part of the promotion of the Company's Slammers and Slim Slammers products. This niche has as its focus the increased demand for a single serve, children's oriented healthy and refreshing drinks.

Market segment strategy

      The Bravo! model addresses a very clear and concise target market. The Company knows from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, specifically in the dairy area in response to consumer interest and demand. To that end, the Company has and will continue to differentiate the Company's products from those of the Company's competitors through innovative product formulations and packaging designs, such as those implemented in the Company's Slammers fortified milk product line and the Company's Slim Slammers low calorie, no sugar added products.

      The Company's Slammers Looney Tunes(tm) milk products have had great results penetrating this arena as consumers continue to look for healthy alternatives to carbonated beverages. The positioning of the Company's products as a healthy, fun and great tasting alternative refreshment drink at competitive prices to more traditional beverages creates value for the producer and the retailer alike. This "profit orientation" for the trade puts old-fashioned milk products in a whole new light. The consumer is happy, the retailer is happy and the producer is able to take advantage of the value added by the brand and the resulting overall increase in milk sales.

      In October 2002, the Company announced that 55 schools servicing 35,000 students in Missouri, Nebraska, Pennsylvania and Tennessee will be the first to add Looney Tunes(tm) brand flavored milk to their school lunch programs. The Company has been and continues to pursue a strategic goal of placing the Company's Slammers Looney Tunes(tm) milks in elementary, middle and high schools through ala carte lunch programs and vending facilities in school cafeterias, and is promoting the Company's Slim Slammers milks as low calorie, non-sugar added alternative to traditional soft drinks

Competition

      There are definite differences in the various competitors approach to this new segment. The differences address packaging, processing, marketing and distribution. Bravo! has taken the course of least resistance while producing a product that is positioned to reward all involved economically.

      Dean Foods based their market entrance four years ago on a new package called the Chug. This was an innovative new way to market milk in a format that made it convenient to drink milk "on the fly". The "chug" bottle was introduced in 8 oz and 16 oz plastic milk bottles. These bottles have a wide mouth opening and a very attractive screw top for convenience of sealing. The graphic label on the bottle was a full wrap and was introduced in both white and chocolate flavors. Currently, Dean is producing a flavored milk line under a license from Hershey's.

      Nestle launched their new line of flavored milks approximately four years ago with a shaped bottle, the Nestle "bunny" and a broad line of flavors. Nestle, branding Nesquick as a new name distinct from Nestle Quick, produces a sterile aseptic product, which has long-life characteristics enabling fast national penetration. This long shelf life configuration offers considerable economic advantages in terms of shipping, storage, returns and production economies but significantly impacts product quality and taste.

      The Company has settled on the kit approach in an effort to develop and promote a taste tested ultra quality fresh product, while enjoying the instant recognition of an international brand. Looney Tunes(tm) is the most recognized family of intellectual properties in the world today, and Looney Tunes(tm) licensed products generate over $5 billion sales worldwide. The Company has been able to enter into production contracts with several national and international dairies and has moved from fresh milk to ESL and aseptic long shelf life products to expand the market for the Company's branded products.

      The Company's resources for promotions have been limited, and the Company runs significantly less promotional activities in comparison to the Company's competitors. Where the Company is in direct competition with Nestles and Hershey's, however, the Company has been able to maintain a competitive sales rate of 26% against 48% for Nestles and 26% for Hershey's.

Employees

      The Company has seven full time employees located at its North Palm Beach corporate offices. China Premium (Shanghai) has four employees in management with two clerical staff.

China Premium (Shanghai) import/export company.

      In December 1999, the Company moved further away from production by positioning the Company's Chinese subsidiary in the business of food distribution in China. The Company obtained government approval for the registration of China Premium Food Corp (Shanghai) Co., Ltd., the Company's wholly owned subsidiary in the Wai Gao Qiao Free Trade Zone in Shanghai, China. This subsidiary offers foreign companies the entire infrastructure necessary to facilitate import/export transactions in or with China, including tax and legal compliance, customs and foreign currency exchange. Pursuant to Wai Gao Qiao rules, this subsidiary can distribute products that it imports into China, while maintaining reasonable price/profit margins owing to its status as a direct importer. At present, the Company has focused its resources on building the Looney Tunes(tm) business in China. With anticipated increased revenues from the China, US and other overseas operations, the Company hopes to revisit the import/export company concept before the end of 2003 in order to explore the business opportunities attendant to China accession to the WTO.

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

ITEM 2 - DESCRIPTION OF PROPERTY

      Neither the Company nor its subsidiaries currently own any real property. As of February 1, 1999, the Company moved its corporate offices from West Palm Beach to 11300 US Highway 1, Suite 202, North, Palm Beach, Florida, pursuant to a lease with HCF Realty, Inc., having a term of five years. The initial aggregate monthly rent amounts to approximately $6,107.

      China Premium (Shanghai) leases office space at 2052 Zhongshan Road North, Zhengyuan Building, Shanghai, China, at the gross rate of US $1,000 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      On October 9, 2002, the Company held an annual meeting of its shareholders, at which the re-election of five of its directors and the appointment of an auditor were submitted to a vote of the security holders, entitled to vote. The matters presented for a shareholder vote were uncontested. The results are as follows:

Director                Votes For      Percentage      Votes Against       Votes Abstained
--------                ---------      ----------      -------------       ---------------

Robert J. Cummings     13,960,591         64%            3,365,029            0
George Holdsworth      14,035,734         64%            3,289,886            0
Stanley Hirschman      13,631,634         62%            3,693,986            0
Michael Lucci          13,960,591         64%            3,365,029            0
Phillip Pearce         14,090,734         65%            3,234,886            0
Auditor                16,890,600         77%              394,400            40,620

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price

      Of the 25,732,854 shares of common stock issued and outstanding as of December 31, 2002, all but 100,000 shares can be traded on the over-the-counter trading on the OTC Electronic Bulletin Board, which trading commenced October 24, 1997. Of this amount, 2,092,710 shares are held by affiliates. The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

         QUARTER            HIGH BID PRICE            LOW BID PRICE
         -------            --------------            -------------

2001
         Q1 (1/3 - 3/31)         $0.59                     $0.27
         Q2 (4/1 - 6/29)         $0.51                     $0.32




         Q3 (7/1 - 9/28)         $0.51                     $0.20
         Q4 (10/1 - 12/31)       $0.50                     $0.31

2002
         Q1 (1/3 - 3/29)         $0.52                     $0.37
         Q2 (4/1 - 6/28)         $0.39                     $0.21
         Q3 (7/1 - 9/30)         $0.38                     $0.22
         Q4 (10/1 - 12/31)       $0.40                     $0.24

Equity holders at March 24, 2003
--------------------------------

      Common stock                 25,762,854 shares    1,900 holders (approximate)
      Series B preferred stock     107,440 shares       1 holder
      Series F preferred stock     130,515 shares       3 holders
      Series G preferred stock      69,786 shares       4 holders
      Series H preferred stock     175,500 shares       9 holders
      Series I preferred stock      30,000 shares       2 holders
      Series J preferred stock     150,000 shares       1 holder

Dividends

      The Company has not paid dividends on its common stock and does not anticipate paying dividends. Management intends to retain future earnings, if any, to finance working capital, to expand its operations and to pursue its acquisition strategy.

      The holders of common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by the Company's board of directors out of the assets and funds legally available therefor. The availability of funds is dependent upon dividends or distribution of profits from the Company's subsidiaries and may be subject to regulatory control and approval by the appropriate government authorities on either a regional or national level in the People's Republic of China.

      The Company has accrued dividends for the Company's convertible preferred stock for 2001 in the amount of $255,725 and accrued $1,011,159 for the period ended December 31, 2002.

Securities authorized for issuance under equity compensation plans

      The equity compensation reported in this section has been and will be issued pursuant to individual compensation contracts and arrangements with employees, directors, consultants, advisors, vendors, suppliers, lenders and service providers. The equity is reported on an aggregate basis as of December 31, 2002. The Company's security holders have not approved the compensation contracts and arrangements underlying the equity reported.

Plan Category               Number of securities to be   Weighted average price     Number of securities
                            issued upon exercise of      of outstanding options,    remaining for future
                            outstanding options,         warrants and rights        issuance under equity
                            warrants and rights                                     compensation plans
-------------               -----------------------      -----------------------    ----------------------

Directors                     1,175,000                         $0.71                      None,
Employees                       725,000                         $0.57                      individual
Consultants/advisors          1,710,000                         $0.46                      plans
Consultants/service             312,714                         $0.50                      providers
Lender                           25,000                         $0.40
Total                         2,964,714                         $0.55

Compensation Plans

      *  Directors

      On March 27, 2001, the Company issued options to the Company's directors to purchase the aggregate of 925,000 shares of the Company's common stock. The options have an exercise price of $0.75 and expire March 26, 2002. Directors received options for 35,000 shares for each full year of service and an additional 40,000 shares for service on a board committee. On August 14, 2001, the Company issued 250,000 options to the Board of Directors for services rendered as directors. Each director received options for 25,000 shares of common stock at an exercise price of $0.60. The options can be exercised for five years.

      *  John McCormack, President and Chief Operating Officer

      The Company had a two-year contract with Mr. McCormack commencing December 1, 2000, at an annual base salary of $180,000. Mr. McCormack received 100,000 shares of common stock and options for 400,000 shares at $0.75 per share as a signing bonus. The options for 400,000 shares vest 25% on January 1, 2001, 25% on July 1, 2001, 25% on January 1, 2002, and 25%
vested on July 1, 2002, respectively and expire five years from vesting. During his employment, he also will receive five-year incentive options for an additional 500,000 shares in tranches of 100,000 as the public trading price for the Company's stock attains certain pre-determined levels. The exercise price for these options will track the market price for the Company's common stock when granted.

      *  Michael Edwards, the Company's Vice President for Sales

      The Company has a three-year contract with Mr. Edwards commencing June 1, 2000, at an annual base salary of $110,000 plus a $65,000 one-year bonus, payable quarterly. Mr. Edwards received five-year options for 50,000 shares of common stock at an exercise price of $0.69 per share as a signing bonus, plus options for an additional 100,000 shares. These additional options have an exercise price that tracks the market price for the Company's common stock when granted. In 2001, Mr. Edwards' contract was renegotiated to provide for 400,000 additional options that will be issued in 2003.

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

      * Jeffrey Tarmy, General Manager of China Premium (Shanghai), wholly owned Chinese subsidiary

      Mr. Tarmy has a two-year contract effective January 1, 2001, at a base annual salary of $100,000, with quarterly bonuses of $5,000 in the first year. In addition, Mr. Tarmy receives an $18,000 annual housing allowance and local transportation expenses. Mr. Tarmy's employment agreement calls for his receipt of five-year stock options in four equal tranches of 50,000 shares each at an exercise price of $1.12 per share. The tranches are to be issued January 1, 2001, 2002, 2003 and 2004, respectively, with each tranche vesting one year after issue.

      *  Consultants/advisors

      Options to purchase 1,710,000 shares of common stock, pursuant to three consulting agreements, having an expiration date of May 21, 2003.
Of the 1,710,000 options, 1,150,000 options have an exercise price of $0.33 per share and 560,000 options have an exercise price of $0.50 per share. Options for 1,000,000 shares at $0.33 per share were exercised in 2002.

      *  Consultants/service providers

      On October 7, 2002, the Company issued options for 310,714 shares of its common stock to employees, consultants and third party professional service providers pursuant to written agreements with the Company for services rendered. These shares were issued pursuant to a 1933 Act Form S-8 registration statement. The Company received no cash for these options

  Recipient                  Common            Nature of Services     Exercise Price       Expiration
                             Stock Options

Robert F. Eggleston, Jr       25,000           software services      $1.00 per share      January 25, 2007
Larry A. Slavik               25,000           software services      $1.00 per share      January 25, 2007
James D. Van de Vuurt         25,000           software services      $1.00 per share      January 25, 2007
Anthony P. Guiliano          235,714 (1)       Consultant             $0.35 per share      June 30, 2006
                                               services

(1) For services rendered by Mr. Guiliano pursuant to his employment contract with the Company's subsidiary Bravo! Foods, Inc.

      *  Lender

      Warrants exercisable to purchase an aggregate of 25,000 shares of common stock at an exercise of $0.40 per share, having an expiration date of 2/28/07. These warrants were issued to the lender in connection with a December 27, 2001 loan of $250,000 to the Company, in lieu of interest.

Sale of unregistered securities

Quarter Ended December 31, 2002

      The common stock issued by the Company in the fourth quarter 2002 resulted from conversions by the holders of Series F and G convertible preferred stock. The common stock and the preferred converted were issued to sophisticated and accredited investors, who had appropriate access to information concerning the Company's operations and financial condition in a rule 506 private offering. Holders of the Series F and G preferred can convert such equity into common shares at 75% of the average of the three lowest bid trading prices of the Company's common shares measured during a 20 day lookback period.

      On November 8, 2002, the Company issued 160,112 shares of common stock to Austinvest Anstalt Balzers, upon the conversion of 2,642 shares of Series F Convertible Preferred, at a conversion price of $0.165. The Series F preferred does not include dividends.

      On November 8, 2002, the Company issued 160,112 shares of common stock to Esquire Trade & Finance, Inc., upon the conversion of 2,642 shares of Series F Convertible Preferred, at a conversion price of $0.165. The Series F preferred does not include dividends.

      On November 18, 2002, the Company issued 26,000 shares of common stock to Nesher, Ltd., upon the conversion of 377 shares of Series G Convertible Preferred, at a conversion price of $0.1963. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $1,333.92.

      On November 18, 2002, the Company issued 11,240 shares of common stock to Talbiya B. Investments, Ltd., upon the conversion of 163 shares of Series G Convertible Preferred, at a conversion price of $0.1963. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $577.16.

      On November 18, 2002, the Company issued 10,000 shares of common stock to Nesher, Ltd., upon the conversion of 145 shares of Series G Convertible Preferred, at a conversion price of $0.1963. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $515.68.

      On November 18, 2002, the Company issued 6,000 shares of common stock to Talbiya B. Investments, Ltd., upon the conversion of 87 shares of Series G Convertible Preferred, at a conversion price of $0.1963. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $309.67.

      On November 18, 2002, the Company issued 8,000 shares of common stock to The Keshet Fund LP, upon the conversion of 116 shares of Series G Convertible Preferred, at a conversion price of $0.1963. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $413.25.

      On November 18, 2002, the Company issued 14,440 shares of common stock to Keshet, LP, upon the conversion of 208 shares of Series G Convertible Preferred, at a conversion price of $0.1960. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $747.92.

      On November 18, 2002, the Company issued 6,000 shares of common stock to Keshet, LP, upon the conversion of 93 shares of Series G Convertible Preferred, at a conversion price of $0.2093. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $332.70.

      On November 20, 2002, the Company issued 2,000,000 shares of common stock to Amro International, SA, upon the conversion of 39,200 shares of Series F Convertible Preferred, at a conversion price of $0.1960. The Series F preferred does not include dividends.

      On November 27, 2002, the Company issued 16,000 shares of common stock to Keshet, LP, upon the conversion of 257 shares of Series G Convertible Preferred, at a conversion price of $0.2093. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $931.69.

      On November 27, 2002, the Company issued 15,000 shares of common stock to Keshet, LP, upon the conversion of 273 shares of Series G Convertible Preferred, at a conversion price of $0.2480. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $994.59.

      On December 24, 2002, the Company issued 8,000 shares of common stock to The Keshet Fund LP, upon the conversion of 144 shares of Series G Convertible Preferred, at a conversion price of $0.2467. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $534.17.

      On December 24, 2002, the Company issued 45,000 shares of common stock to Nesher, LP, upon the conversion of 750 shares of Series G Convertible Preferred, at a conversion price of $0.2293. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $2,815.26.

      On December 24, 2002, the Company issued 90,000 shares of common stock to Keshet, LP, upon the conversion of 1,501 shares of Series G Convertible Preferred, at a conversion price of $0.2293. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $5,630.52.

      On December 24, 2002, the Company issued 45,000 shares of common stock to Talbiya B. Investments, Ltd, upon the conversion of 750 shares of Series G Convertible Preferred, at a conversion price of $0.2293. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $2,815.26.

Subsequent Events

      On January 2, 2003 the Company granted options for 100,000 shares of common stock to Mr. Toulan pursuant to an employment contract. These options vested immediately, expire on December 30, 2007 and have an exercise price of $0.40 per share.

      On January 2, 2003 the Company granted options for 100,000 shares of common stock to Mr. Toulan pursuant to an employment contract. These options vest on December 31, 2003, expire on December 30, 2008 and have an exercise price of $0.40 per share.

      On January 2, 2003 the Company granted options for 100,000 shares of common stock to Mr. Toulan pursuant to an employment contract. These options vest on December 31, 2004, expire on December 30, 2009 and have an exercise price of $0.40 per share.

      On February 21, 2002, the Company issued 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-AM") for the aggregate purchase price of $500,000. Each preferred share is convertible to 40 shares of the Company's common stock of at a per common share conversion price of $0.25, representing 2,000,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase
33.33 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.30 per common stock share, representing 1,666,667 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The February 21, 2003 closing market trading price was $0.23 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

      On February 24, 2003, the Company issued 30,000 shares of common stock to Keshet, LP, upon the conversion of 422 shares of Series G Convertible Preferred, at a conversion price of $0.1960. The conversion included accrued and unpaid dividends on the preferred converted in the amount of $1,662.25.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Statements that are not historical facts, including statements about the Company's prospects and strategies and the Company's expectations about growth contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to whether the Company's new business model can be implemented successfully; the accuracy of the Company's performance projections; and the Company's ability to obtain financing on acceptable terms to finance the Company's operations until profitability.

OVERVIEW

      The Company's business model includes obtaining license rights from Warner Brothers, Inc., granting production and marketing rights to regional dairies to produce Looney Tunes(tm) flavored milk and generating revenue primarily through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the diaries for the production, promotion and sales rights for the branded flavored milk. In the United States, the Company also generates revenue from the unit sales of finished Looney Tunes(tm) flavored milks to retail consumer outlets.

      For the year ended December 31, 2002, the Company's annual sales revenue increased with the implementation of the aforementioned business model and reached approximately $1,773,000 from approximately $869,000 in 2001. Notwithstanding a 104% increase in revenue, the Company's new product introduction and growth expansion have been expensive and, in 2002, the Company reported a net loss of approximately $3,160,000. At December 31, 2002, the Company had total assets of approximately $740,000, cash on hand of approximately $225,000, working capital deficit of approximately $1.46 million, accumulated deficit of approximately $25.6 million, and negative total shareholders' equity of approximately $1.5 million.

      As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at December 31, 2002 has an accumulated deficit, negative equity, is delinquent on certain debts and negative working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. and China operations in 2003 and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that the Company will be successful in carrying out the Company's plans.

CORPORATE GOVERNANCE

The Board of Directors

      The Company's board has positions for nine directors that are elected as Class A or Class B directors at alternate annual meetings of the Company's shareholders. Seven directors of the Company's board are independent. The Company's chairman and chief executive officer are separate. The board meets regularly, at least four times a year, and all directors have access to the information necessary to enable them to discharge their duties. The board, as a whole, reviews the Company's financial condition, performance on an estimated vs. actual basis and financial projections as a regular agenda item at scheduled periodic board meetings, based upon separate reports submitted by the Company's chief executive officer and chief financial officer. Directors are elected by the Company's shareholders after nomination by the board or are appointed by the board when a vacancy arises prior to an election. The Company presently has one mid-term vacancy on the board. This year the Company has adopted a nomination procedure based upon a rotating nomination committee made up of those members of the director Class not up for election. The board presently is examining whether this procedure, as well as the make up of the audit and compensation committees, should be the subject of an amendment to the by-laws.

Audit Committee

      The Company's audit committee is composed of three independent directors and functions to assist the board in overseeing the Company's accounting and reporting practices. The Company's financial information is booked in house by the Company's treasurer's office, from which the Company prepares financial reports. These financial reports are audited or reviewed by BDO Seidman, LLP, independent certified accountants and auditors. The Company's chief financial officer reviews the preliminary financial and non-financial information prepared in house, by the Company's securities counsel and the reports of the auditors. The committee reviews the preparation of the Company's audited and unaudited periodic financial reporting and internal control reports prepared by the Company's chief financial officer. The committee reviews significant changes in accounting policies and addresses issues and recommendations presented by the Company's internal and external certified accountants as well as the Company's auditors.

Compensation Committee

      The Company's compensation committee is composed of three independent directors and reviews the compensation structure and policies concerning executive compensation. The committee develops proposals and recommendations for executive compensation and presents those recommendations to the full board for consideration. The committee periodically reviews the performance of the Company's other members of management and the recommendations of the chief executive officer with respect to the compensation of those individuals. Given the size of the Company, all such employment contracts are periodically reviewed by the board. The board must approve all compensation packages that involve the issuance of the Company's stock or stock options.

Nominating Committee

      The nominating committee was established in the second quarter 2002 and consists of those members of the director Class not up for election. The committee is charged with determining those individuals who will be presented to the shareholders for election at the next scheduled annual meeting. The full board fills any mid term vacancies by appointment.

CRITICAL ACCOUNTING POLICIES

Estimates

      This discussion and analysis of the Company's consolidated financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates the Company's estimates, including those related to reserves for bad debts and valuation allowance for deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. The Company's use of estimates, however, is quite limited as the Company has adequate time to process and record actual results from operations.

Revenue recognition

Pre 2002
--------

      Prior to 2002, the Company recognized revenue on a net basis, when it received net kit revenues from Quality Chek'd. The Company did not record cost of sales under this model because it benefited only by the net amount received, and the Company did not have the discretion unilaterally to determine the price of kits sold. This model has been in existence from the third quarter of 2000 up to 2002 and was phased out during the third quarter of 2002. As of the fourth quarter of 2002, this business model no longer exists.

United States - Production Agreements with Jasper Products and Shamrock Farms
-----------------------------------------------------------------------------

      In the fourth quarter of 2001, the Company recognized revenue on a gross basis for the kits sold in Mexico because the Company purchased the inventory for the customer. This was the only instance in which case the Company reported the revenue at gross in 2001. The Company, however, has always reported revenue generated in China at gross as it has ownership of inventory.

      Commencing in the second quarter 2002, the Company recognizes revenue in the United States at the gross amount of its invoices for the sale of kits at the shipment of flavor ingredients to processor dairies with whom the Company has production contacts for extended shelf life and aseptic long life milk. This recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model is allocated as follows: 95% of the revenue is for the processors' purchase of flavor ingredients; the balance of 5% represents fees charged by the Company to the processors for production rights. The price of production rights is formulated to cover the Company's cost of the Warner Bros. Looney Tunes(tm) intellectual property licenses, which in the U.S. is 5% of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of good sold the cost of flavor ingredients paid by the processor dairies to ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

      Jasper Products and Shamrock Farms, the processor dairies, charge the Company with the cost of producing Looney Tunes(tm) flavored milk. The Company is responsible for freight charges from processor dairies to retail destinations, promotion costs and product returns of product owing to defects and out of date products. In addition, the Company pays the fee charged by food brokers retained by the Company to generate sales of the Looney Tunes(tm) flavored milk products to retail outlets. In return, the Company is entitled to keep the difference between the cost charged by processor dairies and the wholesale price determined by the Company and charged to retail outlets. The Company treats this second earning event as revenue when the revenue is realized or realizable and accrue any estimated expenses which are related to the Company's revenue at the end of each reporting period. Because the Company benefits only from the price difference and does not own the inventory, it recognizes the revenue generated through this model at net.

International Sales and U.S. Sales to Parmalat
----------------------------------------------

      The Company sells "kits" to processors in Mexico, Canada, China and to Parmalat in the United States, which kits include the cost of flavor ingredients and rights to produce, market, distribute and sell the Looney Tunes(tm) flavored milk to retail outlets. As a matter of convenience, processors purchase the flavor ingredients for the kits directly from a designated ingredients supplier and are invoiced by the Company for the full price of the "kits" with a credit for the cost of flavor ingredients purchased by the processors. The Company is directly responsible for the administration of this model, including the collection of kit receivables. Under this model, dairy processors are responsible for production, marketing, distribution and sales of the Looney Tunes(tm) flavored milk to retail outlets. The normal production cycle for processors' utilization of purchased flavor ingredients has ranged from 6 weeks in Mexico, 4 weeks for Parmalat (U.S.) and 3 weeks for Canada. This model was initiated at the end of 2001 with Mexico; Parmalat and Canada were added in the third quarter of 2002.

      The Company recognizes revenue at the gross amount of kit invoices after shipment of flavor ingredients based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and the Company's credit risk to pay for ingredients if processors do not pay ingredient suppliers. The Company attributes the majority of the kit price to the sale of flavor ingredients (95% in the U.S., for example) and the balance (5% in the U.S.) to the Company's grant of production rights to processor dairies. In this regard, the price of production rights is formulated to cover the Company's costs of the Warner Bros. Looney Tunes(tm) intellectual property licenses, which currently amount to 5% of the total cost of kits sold to the processor dairies under the production agreements for the U.S., 7% for Mexico, 5% for Canada and 3% for China. The Company's recognition of revenue generated from the sale of production rights associated with the flavor ingredients is upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Consolidated Revenue

      The Company had annual revenues in 2002 of approximately $1,773,000, with a cost of goods sold of approximately $279,000, resulting in a gross profit of $1,494,000. Of the $1,773,000, approximately $1,718,000 was generated by in the U.S. and approximately $55,000 from sales recognized by the Company's wholly owned subsidiary, China Premium Food Corp. (Shanghai) Co., Ltd in China. The Company's revenue in 2002 increased by approximately $904,000, a 104% increase compared to revenue of approximately $869,000 in 2001, which consisted of approximately $729,000 in the U.S. and $140,000 in

China. This increase is the result of greater market penetration and distribution of Looney Tunes(tm) flavored milk products, as well as the introduction of new branded products in the United States and Mexico during 2002. In addition, the Company expanded its sales territories to include Canada, which accounted for approximately $113,000 of sales in 2002.

      In 2002, the Company's combined gross margin of approximately $1,494,000 increased by $818,617, or 121%, from approximately $675,000 in 2001.

Consolidated Cost of Goods Sold

      The Company incurred cost of goods sold of approximately $279,000 in 2002, consisting of approximately $53,000 in China and $226,000 in its North America Bravo! operations, consisting of the U.S., Mexico and Canada. The Company's cost of goods sold in 2002 increased by approximately $85,000, a 44% increase compared to approximately $194,000 in 2001, of which approximately $178,000 incurred in China and $16,000 incurred in the North America Bravo! operations. The increase in the Company's cost of good sold resulted from increased sales for 2002 over 2001.

      In Mexico, Canada, China and the United States, the Company's revenue is generated in part by the sale of kits to dairy processors. Each kit consists of flavor ingredients for the Company's Slammers Looney Tunes(tm) flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue and credits the processor dairies with the cost of the raw flavor ingredients, which the Company records as cost of goods sold. In addition to kit sales revenue, in the United States the Company is responsible for the sale of finished Slammers Looney Tunes(tm) flavored milk (referred to as "units sales") to retail outlets. For these unit sales, the Company also recognizes as revenue the difference between the prices charged by the processor dairies to produce the milks and the price that the Company charges to the retail outlets that purchase the milks directly from the processor dairies. Since the Company benefits from only the difference between two prices, it does not record any costs of goods sold against this revenue event.

Segmented revenues and costs of goods sold (2002 and 2001)

      The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. China sales are attributed to the Company's wholly owned Chinese subsidiary, China Premium Food Corp. (Shanghai) Co., Ltd.; the remaining revenue was generated by the Company's North America Bravo! operations. Revenues from Canada are generated by kit sales to Farmers Dairy, a Halifax dairy processor. Revenues from Mexico are generated from kit sales to Neolac, a dairy processor in central Mexico. In the United States, revenues are generated by kit sales to Parmalat, which is responsible for marketing and sales, and kit sales to two dairy processors that produce extended shelf life and aseptic long life Slammers Looney Tunes(tm) product. Revenues from these sales are recorded under "US Kit Sales" on the accompanying table.

      Kit sales revenues have two components: flavored ingredients and production rights. The Company reports and presents these components separately for revenue recognition purposes as "Kit Sales Revenue
(Ingredients)" and "Kit Sales Revenue (Production Rights)" in the table.

      The Company's sale of ESL and aseptic product generates revenue recorded as "US Unit Sales" on the following table. Finally, the table designation "US QC Sales" represents net revenues that the Company recognizes from the Company's association with Quality Chek'd, a national dairy cooperative that administered the initial Looney Tunes(tm) flavored milk program for the Company.


2002                              Bravo! Foods International Corp                               China Premium
                       ------------------------------------------------------     -----------------------------------------
                                               US Kit     US Unit       US QC     Total Bravo!       Total        Combined
                        Canada      Mexico      Sales      Sales        Sales         Sales       China Sales      Revenue
                       ----------------------------------------------------------------------------------------------------

Kit Sales Revenue
(Ingredients)          $107,065    $85,524    $806,934    $      -    $      -      $  999,523      $ 53,474     $1,052,997

Kit Sales Revenue
(Production rights)       5,635      4,501      42,470           -      21,656          74,262         1,654         75,916

Unit sales & QC
Revenue (net sales)           -          -           -     232,595     411,462         644,057             -        644,057
                       ----------------------------------------------------------------------------------------------------

Gross sales
revenue (total)         112,700     90,025     849,404     232,595     433,118       1,717,842        55,128      1,772,970

Cost of goods sold       23,511     18,780     184,022           -           -         226,313        53,042        279,355
                       ----------------------------------------------------------------------------------------------------
Gross margin           $ 89,189    $71,245    $665,382    $232,595    $433,118      $1,491,529      $  2,086     $1,493,615



2001                              Bravo! Foods International Corp                              China Premium
                       ------------------------------------------------------     ---------------------------------------
                                               US Kit     US Unit       US QC     Total Bravo!       Total       Combined
                        Canada      Mexico      Sales      Sales        Sales         Sales       China Sales    Revenue
                       --------------------------------------------------------------------------------------------------

Kit Sales Revenue
(Ingredients)          $     -     $55,385    $     -     $    -      $      -      $ 55,385        $135,729     $191,114

Kit Sales Revenue
(Production rights)          -       2,915          -          -        33,550        36,465           4,198       40,663

Unit sales & QC
Revenue (net sales)          -           -          -          -       637,450       637,450               -      637,450
                       --------------------------------------------------------------------------------------------------

Gross sales
revenue (total)              -      58,300          -          -       671,000       729,300         139,927      869,227

Cost of goods sold           -      15,980          -          -             -        15,980         178,249      194,229
                       --------------------------------------------------------------------------------------------------
Gross margin           $     -     $42,320    $     -     $    -      $671,000      $713,320        $(38,322)    $674,998

      United States (Jasper, Shamrock and Parmalat Sales)
      ---------------------------------------------------

      Revenues in 2002 from kit sales in the United States in which the Company was directly involved increased from $0 in 2001 to approximately $849,000 in 2002. Prior to 2002, the Company sold kits through Quality Chek'd Diaries and did not recognize gross revenues from kit sales. In 2001, the Company recognized $671,000 from net sales through Quality Chek'd. In 2002, the Company recognized revenue of approximately $411,000 from sales through Quality Chek'd, a 39% decrease compared to revenue of $671,000 generated in 2001. In addition to kit sales, in 2002 the Company had revenues of approximately $233,000 from selling finished product unit sales to retail outlets. There were no comparable unit sales in 2001. Revenues from direct kit sales and unit sales in 2002 were the result of the implementation of a refined business plan under which the Company took control of all sales on a kit level and, in the United States, on a unit sales level. The decrease in revenues from kit sales through Quality Chek'd was the result of the phasing out of the Company's relationship with Quality Chek'd and the implementation of a refined business plan.

      The Company incurred cost of goods sold of approximately $184,000 attributable to kit sales in 2002. Since the Company did not have direct kit sales in 2001, it did not report any costs of goods sold associated with that revenue category in 2001. While the Company did have revenue from kit sales through Quality Chek'd, there are no costs of goods sold associated with that net revenue. Similarly, revenues from unit sales to retail outlets are on a net basis and do not have an associated cost of goods sold.

      In 2002, the Company's gross profit for U.S. sales of approximately $1,331,000, increased by $660,000, or by 98%, from $671,000 in 2001. The increase in gross profit was the result of the increase in the Company's kit sale revenue and the increase of unit sales revenue. Ultimately the increase in gross profit is due to the Company's implementation of a new business plan that gave the Company greater control over the sales, marketing and promotion of the flavored milks.

      Mexico and Canada
      -----------------

      Revenues in 2002 from kit sales in Mexico increased 54% from approximately $58,000 in 2001 to approximately $90,000 in 2002. The increase was the result of greater market penetration and brand awareness in Mexico. Canada sales commenced in 2002 and generated revenue of approximately $113,000.

      The Company incurred cost of goods sold of approximately $19,000 in 2002 in connection with its Mexico sales, a 17% increase from $16,000 in 2001. The increase was consistent with the increase in sales volume.

      In 2002, the Company's gross profit of approximately $71,000 for sales in Mexico increased by $29,000, or 68%, from approximately $42,000 in 2001. The increase in gross profit was consistent with the increase in sales volume.

      China
      -----

      Revenues in 2002 from kit sales in China decreased 60% from approximately $140,000 in 2001 to approximately $55,000 in 2002. The decrease was the result of the lack of sales in the retail area and the refocus of the business to a school based program.

      The Company incurred costs of goods sold of approximately $53,000 in 2002 in connection with its China sales, a 70% decrease form approximately $178,000 in 2001.

      In 2002, the Company's gross profit of approximately $2,000 for sales in China increased by approximately $40,000, or 105.4%, from a negative gross profit of approximately $38,000 in 2001. The increase in gross profit was the result of writing down of the carrying value of inventory in the prior yearend and the effects of implemented cost cutting measures.

Consolidated Operating Expense

      The Company incurred selling expenses in 2002 of approximately $776,000, of which approximately $688,000 was incurred in the Company's North America Bravo! operations and approximately $88,000 was incurred in China. The Company's selling expense increased in 2002 by approximately $582,000, a 300% increase compared to selling expense of approximately $194,000 in 2001, of which approximately $41,000 was incurred in the Company's North America Bravo! operations and approximately $153,000 was incurred in China. The increase in selling expenses in 2002 was due mainly to the fact that the Company adopted the refined business plan in the U.S. For the Company's U.S. operations, the net increase in selling expenses was approximately $647,000 compared to $41,000 in 2001. Of the increase of $647,000, approximately $273,000 was incurred for freight and delivery expense, approximately $143,000 was related to food brokerage fees, approximately $64,000 was related to marketing, approximately $60,000 for sample expenses, $65,000 for various promotion programs and $42,000 for advertising expense due to the ramp-up of the national United States sales program. For the China operations, the Company's selling expenses in 2002 decreased by approximately $66,000, a 43% decrease, resulting from the change in the focus of the Company's business strategy from China back to North America. As a percentage of total revenue, the Company's selling expense increased from approximately 22% of total revenue in 2001 to approximately 44% of total revenue in 2002.

      The Company incurred product development costs in 2002 of approximately $239,000 in the Company's North America Bravo! operations and $0 in its China operations. Product development expenses in 2002 increased by approximately $161,000, a 206% compared to approximately $78,000 in 2001, which was incurred also in the U.S. The increase was mainly the result of developing two new products, as discussed in business section, and corresponding new packaging designs, which had been launched in 2002.

      The Company incurred general and administrative expenses in 2002 of approximately $3,616,000 consisting of $3,424,000 in its North America Bravo! operations and $192,000 in its China operations. The Company's general and administrative expenses in 2002 increased by approximately $295,000, a 9% increase compared to approximately $3,320,000 in 2001, of which $3,146,000 was incurred in the Company's North America Bravo! operations and approximately $174,000 was incurred in China. The increase of approximately $278,000 in general and administrative expenses in the Company's North America Bravo! operations in 2002 is the result mainly from an increase in the license amortization of approximately $258,000 (including approximately $39,000 of impairment of the Warner Bros. licence rights in China) in connection with the execution of a Warner Bros. license for Canada, approximately $113,000 in compensation expenses, approximately $20,000 in postage and mailing expenses offset by the decrease of approximately
$81,000 in legal expenses and approximately $32,000 in other expenses. In the Company's China operation, the total general and administrative expenses increased by approximately $26,000, due mainly to the office rent expense and telephone, postage and other office supplies. As a percentage of total revenue, the Company's general and administrative expenses decreased from 382% in 2001 to 204% in 2002 due to the fact that revenue increased significantly in 2002. The Company anticipates a reduction of these expenses through cost cutting efforts and the refinement of business operations.

Interest Expense

      The Company incurred net interest expense in 2002 of approximately $23,000, consisting of approximately $23,000 in its U.S. operations and almost $0 in its China operations. The Company's interest expense decreased by approximately $11,000, a 32% decrease, compared to approximately $34,000, of which approximately $28,000 was incurred in the U.S and $6,000 was incurred in 2001. The decrease of $11,000 was due to the fact that Company paid off a bank loan from Fujian Bank in China in 2001, and the Company paid a loan of $250,000 in the US in 2002.

Loss Per Share

      The Company accrued dividends payable of approximately $1,011,000, including deemed dividends, to various series of preferred stock during 2002. Comparing to the total accrued dividends on a consistent basis, the Company's accrued dividends increased by approximately $745,000 due to the amount of deemed dividends of approximately $837,000 that are related to the issuance of Series H, I, and J preferred stock in 2002. With the increase in net loss before accrued dividends of approximately $1,011,159, the Company's current year loss per share was $0.23 per share. Compared to loss per share of $0.24 in 2001, the loss per share in 2002 decreased by $0.01, a 4% decrease, mainly due to the increase of common stock by 4,968,120 shares in the weighted average number of common shares outstanding.

Liquidity and Capital Resources

      As of December 31, 2002, the Company reported that net cash used in operating activities was approximately $1,605,000, net cash provided by financing activities was approximately $1,606,000 and net cash used in investing activities was $9,422. The Company had a negative working capital of approximately $ 1,460,000 as of December 31, 2002.

      Compared to approximately $1,622,000 of net cash used in operating activities in 2001, the Company's current year net cash used in operating activities decreased by approximately $17,000 due mainly to the fact that the Company used its equity to pay service providers in lieu of cash payment in 2002, having a value of approximately $225,000. Included in the net loss in 2002 were depreciation and amortization and stock compensation of approximately $1,244,000, compared to approximately $610,000 in 2001. This increase was due to the increase of approximately $222,000 in the amortization of Warner Bros. license rights and $431,000 in stock compensation, offset by a decrease in depreciation expense of approximately $43,000. Changes in accounts receivable in 2002 resulted in a cash decrease of approximately $83,000, compared to a cash decrease in receivables of approximately $123,000 in 2001; the net result was an increase of approximately $40,000. The changes in accounts payable and accrued liabilities in 2001, however, contributed to a cash increase of approximately $564,000, whereas the changes in accounts payable and accrued liabilities in 2002 amounted to approximately $294,000. This was due to the fact that the Company paid off certain accounts payable and accrued liabilities by issuing stock in 2002. The Company has adopted and will keep implementing cost cutting measures to lower the Company's cost and expense and to pay the Company's accounts payable and accrued liabilities by using cash and equity instruments. The Company's cash flow generated through operating activities was inadequate to cover all of the Company's cash disbursement needs in 2002, and the Company had to rely on equity financing to cover expenses.

      In 2000, the Company disposed its investment in Meilijian, a joint venture in China, for which the Company received $716,000 in 2001. The Company did not receive investment proceeds in 2002. The Company's cash used in investing activities for furniture and equipment was approximately $9,000 for computer equipment in the U.S. Compared to disbursements of approximately $5,000 in 2001, the increase of $4,000 was insignificant.

      The Company's net cash provided by financing activities in 2002 was approximately $1,606,000. New cash provided by financing activities in 2001 was approximately $1,109,000 for a net increase of approximately $497,000. The increase was due mainly to issuing Series H preferred stock with total proceeds of approximately $700,000, issuing Series I preferred stock with net proceeds of approximately $288,000, issuing Series J preferred stock with total proceeds of $1 million and issuing 1 million shares of common stock due to the exercise of 1 million options with an exercise price at $0.33 per share in 2002, resulting in gross proceeds of $330,000. The Company paid off a $250,000 note payable to an individual lender and paid approximately $461,000 for Warner Bros.' guaranteed royalty payments.

      The remaining proceeds were used for working capital purposes. Notwithstanding total cash proceeds of approximately $2.3 million in 2002, however, the Company owed approximately $270,000 as of December 31, 2002 for Warner Bros. license guaranteed royalty payments. The Company has proposed a concession on the remaining guaranteed royalty payments to Warner Bros. for the Company's China license owing, in part, to the lack of success in introducing Looney Tunes(tm) characters through cartoons and movies to consumers in mainland China. In addition, the Company has arranged for the payment of the outstanding balance due on the Mexico license by April 15, 2003. From December 31, 2002 through March 31, 2003, the Company reduced its indebtedness to Warner Bros. by approximately $98,700.

      Going forward, the Company's primary requirements for cash consist of
(1) the continued development of the Company's business model in the United States and on an international basis; (2) general overhead expenses for personnel to support the new business activities; and (3) payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements. The Company estimates that the Company's need for financing to meet the Company's cash needs for operations will continue to the fourth quarter of 2003, when cash supplied by operating activities will enable us to meet the anticipated cash requirements for operation expenses. The Company anticipates the need for additional financing in 2003 to reduce the Company's liabilities and to improve shareholders' equity status. No assurances can be given that the Company will be able to obtain additional financing or that operating cash flows will be sufficient to fund the Company's operations.

      The Company currently has monthly working capital needs of approximately $240,000. In the third quarter 2002, the Company anticipated that the Company's total revenues would reach $1,750,000 through the year ended December 31, 2002. While the Company realized that goal, it incurred significant selling and other expenses in 2002 in order to derive more revenue in retail markets. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as the Company expands its sales markets and increases its sales within established markets. Freight charges will be reduced as the Company is able to ship more full truck-loads of product given the reduced per unit cost associated with full truck loads verses less than full truck loads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. Slotting fees reduced the Company's unit sales revenue by $65,000 and the Company's kit sales revenue from Parmalat by approximately $50,000 in 2002. A continued increase in sales to existing customers increases the Company's gross margins on those sales. The Company believes that along with the increase in the Company's unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate the Company's cash needs. In addition, the Company is actively seeking additional financing to support its operational needs and to develop an expanded promotional program for the Company's products.

      The Company is continuing to explore new points of sale for Looney Tunes(tm) flavored milk. In the first and second quarters, Looney Tunes(tm) milk products were placed in vending machines in select secondary schools in the greater Chicago area to determine whether a school-vending program is an appropriate point of sale for these products. Presently, the Company is aggressively pursuing this market through trade/industry shows and individual direct contacts. The implementation of such a school base program, if viable, could have an impact on the level of the Company's revenue during 2003. Similarly, the Company expects that the greater control over sales resulting from its refined business model and the cost-wholesale price differential source of revenue will continue to have a positive impact on revenues.

      At the beginning of 2002, the Company began negotiations with Warner Bros. to extend the US license agreement for an additional year on the same terms before renewal of the license was necessary. The parties have agreed to such an extension. In addition, a Warner Bros. Looney Tunes(tm) license for Canada has been approved. The Company has executed an agreement with Farmers Dairy in Canada to produce Looney Tunes(tm) flavored milk for distribution in Eastern Canada, beginning in August 2002.

      Commencing in May 2002, the Company developed a new branded fortified flavored milk product under the "Slammers Fortified Reduced Fat Milk(TM)" brand name. The Company's Slammers brand is being used in conjunction with its licensed Looney Tunes(tm) characters on vitamin fortified flavored milk. The introduction of the Slammers Fortified Reduced Fat Milk(tm) brand was made in conjunction with the Company's co-sponsoring the nationwide Taz Atti-Tour, a Looney Tunes(tm) action sports tour sponsored by Warner Bros. Consumer Products, Warner Bros. Theatrical, Wal-Mart, Acclaim Entertainment, AOL and ASA Events. This extreme sports tour featured professional international inline skating, skateboard and bike sport stars, who performed demonstrations and lead interactive clinics. The 2002 Taz Atti-Tour occurred at Wal-Mart stores in 19 US cities through September 20, 2002. This promotional tour gave the Company's Slammers brand products national exposure and is expected to have a continued positive impact on product sales.

      In June 2000, the Company executed an exclusive aseptic tetra-brik production agreement with a division of Parmalat USA Corp. for Looney Tunes(tm) flavored milk, as well as the Company's new Slammers Fortified Reduced Fat Milk(TM). The Company launched this new aseptic tetra-brik product in September 2002. The Company expects this product to have a continued positive impact upon the Company's revenues in 2003.

DEBT STRUCTURE

      The Company holds five licenses for Looney Tunes(tm) characters and names from Warner Bros. Each license is structured to provide for the payment of guaranteed royalty payments to Warner Bros. The Company accounts for these guaranteed payments as debt and licensing rights as assets. The following is a summary of the balances owed as of December 31, 2002 and the license expiration dates:


      License         Guaranty    Balance Due    Amount Past Due    Expiration Date
      -----------------------------------------------------------------------------

      U.S. License    $500,000      $      -         $      -            12/31/03
      U.S. TAZ        $250,000      $      -         $ 83,334                 N/A
      China           $400,000      $147,115         $ 98,076            06/30/03
      Mexico          $145,000      $ 36,250         $ 36,250            05/31/04
      Canada          $ 32,720      $      -         $      -            03/31/04

      The following is a summary of guaranteed royalty payments due to Warner Bros. as of March 31, 2003.


      License         Guaranty    Balance Due    Amount Past Due    Expiration Date
      -----------------------------------------------------------------------------

      U.S. License    $500,000      $      -         $      -            12/31/03
      U.S. TAZ        $250,000      $      -         $      -                 N/A
      China           $400,000      $147,115         $147,115            06/30/03
      Mexico          $145,000      $ 21,250         $ 21,250            05/31/04
      Canada          $ 32,720      $      -         $      -            03/31/04

International Paper
-------------------

      During the process of acquiring from American Flavors China, Inc. the 52% of equity interest in Hangzhou Meilijian, the Company issued an unsecured promissory note to assume the American Flavors' debt owed to a supplier, International Paper. The face value of that note was $282,637 at an interest rate of 10.5% per annum, without collateral. The note has 23 monthly installment payments of $7,250 with a balloon payment of $159,862 at the maturity date of July 15, 2000. On July 6, 2000, International Paper agreed to extend the note to July 1, 2001, and the principal amount was adjusted due to different interest calculation. International Paper imposed a charge of $57,000 to renegotiate the note owing the failure of Hangzhou Meilijian to pay for certain packing material, worth more than $57,000 made to order in 1999. The current outstanding balance on this note is $187,743. The Company is delinquent in its payments under this note.

Individual Loans
----------------

      On November 6 and 7, 2001, respectively, the Company received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable February 1, 2002 and bear interest at the annual rate of 8%. These loans are secured by a general security interest in all the Company's assets. On February 1, 2000, the parties agreed to extend the maturity dates until the completion of the anticipated Series H financing. On June 18, 2002, the respective promissory note maturity dates were extended by agreement of the parties to December 31, 2002. On June 18, 2002, the Company agreed to extend the expiration dates of warrants issued in connection with the Company's Series D and F preferred until June 17, 2005 and to reduce the exercise price of certain of those warrants to $1.00, in partial consideration for the maturity date extension. The holders of these notes have agreed to extend the maturity dates to July 1, 2003.

EFFECTS OF INFLATION

      The Company believes that inflation has not had any material effect on its net sales and results of operations.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

      The Company's Shanghai subsidiary is located in China. It buys and sells products in China using Chinese renminbi as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current account are allowed to freely exchange with hard currencies. During the past two years of operation, there were no significant changes in exchange rates. However, there is no assurance that there will be no significant change in exchange rates in the near future.

NEW ACCOUNTING ANNOUNCEMENTS NOT ADOPTED YET

      In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

      In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company has determined that there has been no impact due to the application of FIN No. 45 on our financial position and results of operations.

      In January 2003, FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial position and result of operations.

ITEM 7.  FINANCIAL STATEMENTS


                   BRAVO! FOODS INTERNATIONAL CORPORATION

                               AND SUBSIDIARY


                        _____________________________



                            FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 2001 and 2002


                        _____________________________

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY


                        INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                 F-3

Consolidated Financial Statements
  Consolidated Balance Sheets                                      F-4
  Consolidated Statements of Operations and Comprehensive Loss     F-6
  Consolidated Statements of Shareholders' Deficit                 F-7
  Consolidated Statements of Cash Flows                            F-8
  Consolidated Summary of Accounting Policies                      F-9
  Notes to Consolidated Financial Statements                       F-14

Report of Independent Certified Public Accountants



To the Board of Directors
Bravo! Foods International Corporation

We have audited the accompanying consolidated balance sheets of Bravo! Foods International Corporation and subsidiary as of December 31, 2001 and 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bravo! Foods International Corporation and subsidiary as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the summary of accounting policies in the consolidated financial statements, the Company has a limited operating history, has incurred substantial losses since its inception, and at December 31, 2002, has a working capital deficiency, is delinquent on certain of its debts and has negative net assets, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the same section. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Los Angeles, California
March 14, 2003

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                       December 31,
                                  ----------------------
                                     2001         2002
                                  ----------------------

Assets

Current assets:
  Cash and cash equivalents       $  232,040    $224,579

  Accounts receivable                152,682     236,149

  Other receivables                   17,178      14,662

  Advance to vendor                   20,998       8,719

  Inventories                         91,403      55,062

  Prepaid expenses                    24,106       7,605
                                  ----------------------

Total current assets                 538,407     546,776

Furniture and equipment, net         123,099      89,602

License rights, net (Note 1)         433,709      88,104

Deposits                              10,000      15,000
                                  ----------------------

Total assets                      $1,105,215    $739,482
                                  ======================

               See accompanying summary of accounting policies
                     and notes to financial statements.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                          -----------------------------
                                                                              2001             2002
                                                                          -----------------------------


Liabilities and Shareholders' Deficit

Current liabilities:
  Note payable to International Paper (Note 2)                            $    187,743     $    187,743
  Notes payable to individual lenders (Note 3)                                 350,000          100,000
  License fee payable to Warner Brothers (Note 1)                              473,750          270,053
  Accounts payables                                                            780,492        1,039,313
  Accrued liabilities                                                          575,019          409,615
                                                                          -----------------------------

Total current liabilities                                                    2,367,004        2,006,724

Dividends payable                                                              280,370          266,666
                                                                          -----------------------------

Total liabilities                                                            2,647,374        2,273,390
                                                                          -----------------------------

Commitments and contingencies (Note 5)

Shareholders' Deficit (Notes 6 and 7):
  Series B convertible, 9% cumulative, and redeemable preferred stock, stated value $1.00 per share, 1,260,000 shares authorized,
   107,440 shares issued and outstanding, redeemable at $107,440               107,440          107,440
  Series D convertible, 6% cumulative and redeemable preferred stock, stated value $10.00 per share, 87,500 and 0 shares issued and
   outstanding                                                                 853,432                -
  Series F convertible and redeemable preferred stock, stated value
   $10.00 per share, 174,999 and 130,515 shares issued and outstanding       1,616,302        1,205,444
  Series G convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 93,335 and 70,208 shares issued and
   outstanding                                                                 829,704          624,115
  Series H convertible, 7% cumulative and redeemable preferred stock stated value $10.00 per share, 105,500 and 175,500 shares issued
   and outstanding                                                             465,200          939,686
  Series I convertible, 8% cumulative and redeemable preferred stock stated value $10.00 per share, 0 and 30,000 shares issued
   and outstanding                                                                   -           72,192
  Series J convertible, 8% cumulative and redeemable preferred stock stated value $10.00 per share, 0 and 100,000 shares issued
   and outstanding                                                                   -          854,279
  Common stock, par value $0.001 per share, 20,000,000 shares authorized in 2001 and 50,000,000 shares authorized in 2002,
   14,681,008 and 25,732,854 shares issued and outstanding                      14,681           25,730
  Additional paid-in capital                                                16,028,979       20,266,463
  Accumulated deficit                                                      (21,457,425)     (25,629,016)
  Accumulated other comprehensive loss - translation adjustment                   (472)            (241)
                                                                          -----------------------------

Total shareholders' deficit                                                 (1,542,159)      (1,533,908)
                                                                          -----------------------------

Total liabilities and shareholders' deficit                               $  1,105,215     $    739,482
                                                                          =============================

               See accompanying summary of accounting policies
                     and notes to financial statements.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE LOSS


                                                                     Years ended December 31,
                                                                   ---------------------------
                                                                       2001            2002
                                                                   ---------------------------

Revenue-unit sales                                                 $         -     $   232,595

Revenue-net kit sales                                                  671,000         433,118

Revenue-gross kit sales                                                198,227       1,107,257
                                                                   ---------------------------

Total revenue                                                          869,227       1,772,970

Cost of sales                                                         (194,229)       (279,355)
                                                                   ---------------------------

Gross margin                                                           674,998       1,493,615

Selling expense                                                        193,980         776,090

Product development                                                     78,416         239,298

General and administrative expense                                   3,320,494       3,615,674
                                                                   ---------------------------

Loss from operations                                                (2,917,892)     (3,137,447)

Interest expense, net                                                   33,952          22,984
                                                                   ---------------------------

Operating loss                                                      (2,951,844)     (3,160,431)

Income taxes provision (Note 4)                                              -               -
                                                                   ---------------------------

Net loss    (2,951,844  )  (3,160,431  )

Dividends accrued for Series B preferred stock                           9,722           9,803
Dividends accrued for Series D preferred stock                          65,352          18,499
Dividends accrued for Series G preferred stock                          77,085          60,279
Dividends accrued for Series H preferred stock                         103,566         312,203
Dividends accrued for Series I preferred stock                               -         302,610
Dividends accrued for Series J preferred stock                               -         307,765
                                                                   ---------------------------

Net loss applicable to common shares                               $(3,207,569)    $(4,171,590)
                                                                   ===========================

Basic and diluted loss per share                                   $     (0.24)    $     (0.23)
                                                                   ===========================

Weighted average number of common shares outstanding                13,535,729      18,503,849
                                                                   ===========================

Comprehensive loss and its components consist of the following:

Net loss                                                           $(2,951,844)    $(3,160,431)
Foreign currency translation adjustment                                   (472)            231
                                                                   ---------------------------

Comprehensive loss                                                 $(2,952,316)    $(3,160,200)
                                                                   ===========================

               See accompanying summary of accounting policies
                      and notes to financial statements

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                     STATEMENTS OF SHAREHOLDERS' DEFICIT
               FOR THE YEARS ENDED DECEMBER 31, 2001 and 2002


                                                                                                         Accumulated
                               Preferred Stock          Common Stock                                        Other
                            ---------------------   --------------------   Additional     Accumulated   Comprehensive
                             Shares      Amount       Shares      Amount     Capital        Deficit          Loss         Total
                            ------------------------------------------------------------------------------------------------------

Balance, January 1, 2001     491,439   $3,672,873   13,095,414   $13,095   $14,870,754   $(18,249,856)      $   -      $   306,866

Issuance of common stock
 to a consultant                   -            -       50,000        50        37,450              -           -           37,500
Conversion of preferred
 stock                       (28,165)    (265,995)   1,265,594     1,266       296,399              -           -           31,670
Compensation expense on
 options granted                   -            -            -         -         2,320              -           -            2,320
Issuance of Series H
 Preferred stock             105,500      465,200            -         -       584,800              -           -        1,050,000
Beneficial conversion
 feature of Series H
 preferred stock                   -            -            -         -        98,027        (98,027)          -                -
Issuance of common stock
 to employees                      -            -      270,000       270       139,230              -           -          139,500
Accrued dividends
 for Series B                      -            -            -         -             -         (9,722)          -           (9,722)
Accrued dividends
 for Series D                      -            -            -         -             -        (65,352)          -          (65,352)
Accrued dividends
 for Series G                      -            -            -         -             -        (77,085)          -          (77,085)
Accrued dividends
 for Series H                      -            -            -         -             -         (5,539)          -           (5,539)
Net loss                           -            -            -         -             -     (2,951,844)          -       (2,951,844)
Translation adjustment             -            -            -         -             -              -        (472)            (472)
                            ------------------------------------------------------------------------------------------------------
Balance, December 31, 2001   568,774    3,872,078   14,681,008    14,681    16,028,980    (21,457,425)       (472)      (1,542,158)

Issuance of common stock
 for service                       -            -      999,112       999       278,652              -           -          279,751
Stock Issued for options
 exercised                         -            -    1,000,000     1,000       329,000              -           -          330,000
Conversion of preferred
 stock                      (155,111)  (1,469,880)   8,952,734     8,950     1,648,516              -           -          187,586
Issuance of Series H
 preferred stock              70,000      474,487      100,000       100       225,513              -           -          700,000
Issuance of Series I
 preferred stock              30,000       72,192            -         -       215,796              -           -          287,988
Issuance of Series J
 preferred stock             100,000      854,279            -         -       145,721              -           -        1,000,000
Issuance of options
 to consultants                    -            -            -         -       161,612              -           -          161,612
Extension of option terms          -            -            -         -       391,345              -           -          391,345
Issuance of warrants
 to a lender                       -            -            -         -         4,051              -           -            4,051
Beneficial conversion
 feature of Series H
 preferred stock                   -            -            -         -       236,764       (236,764)          -                -
Beneficial conversion
 feature of Series I
 preferred stock                   -            -            -         -       294,793       (294,793)          -                -
Beneficial conversion of
 Series J preferred stock          -            -            -         -       305,721       (305,721)          -                -
Accrued Dividends -
 Series B                          -            -            -         -             -         (9,803)          -           (9,803)
Accrued Dividends -
 Series D                          -            -            -         -             -        (18,499)          -          (18,499)
Accrued Dividends -
 Series G                          -            -            -         -             -        (60,279)          -          (60,279)
Accrued Dividends -
 Series H                          -            -            -         -             -        (75,439)          -          (75,439)
Accrued Dividends -
 Series I                          -            -            -         -             -         (7,817)          -           (7,817)
Accrued Dividends -
 Series J                          -            -            -         -             -         (2,044)          -           (2,044)
Net Loss for 2002                  -            -            -         -             -     (3,160,431)          -       (3,160,431)
Translation Adjustment             -            -            -         -             -              -         231              231
                            ------------------------------------------------------------------------------------------------------
                             613,663   $3,803,156   25,732,854   $25,730   $20,266,464   $(25,629,015)      $(241)     $(1,533,906)
                            ======================================================================================================

               See accompanying summary of accounting policies
                     and notes to financial statements.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                          STATEMENTS OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents


                                                                        Years ended December 31,
                                                                      ----------------------------
                                                                          2001            2002
                                                                      ----------------------------

Cash flows from operating activities:
  Net loss                                                            $(2,951,844)    $(3,160,431)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                         440,156         671,243
    Stock compensation                                                     37,500          54,600
    Options issued for compensation                                       141,820         557,008
    Changes in operating assets and liabilities:
      Restricted cash                                                     161,000               -
      Accounts receivable                                                (122,621)        (83,467)
      Other receivable                                                     11,511          (2,484)
      Advance to vendors                                                   (7,295)         12,279
      Inventories                                                         101,171          36,341
      Prepaid expenses and deferred charges                                 2,568          16,501
      Accounts payable and accrued liabilities                            563,603         293,652
                                                                      ---------------------------
Net cash used in operating activities                                  (1,622,431)     (1,604,758)
                                                                      ---------------------------

Cash flows from investing activities
  Proceeds from disposal of investment in Meilijian                       716,000               -
  Purchase of equipment and machinery                                      (5,126)         (9,422)
                                                                      ---------------------------
Net cash provided by (used in) investing activities                       710,874          (9,422)
                                                                      ---------------------------

Cash flows from financing activities:
  Repayment of bank loan    (142,557)  -
  Borrowing (repayment) from notes payable from individual lenders        350,000        (250,000)
  Repayment of notes payable from Warner Bros.                           (148,750)       (461,500)
  Proceeds from issuance of Series H preferred stock                    1,050,000         700,000
  Proceeds from issuance of Series I preferred stock                            -         287,988
  Proceeds from issuance of Series J preferred stock                            -       1,000,000
  Proceeds from options exercised                                               -         330,000
                                                                      ---------------------------
Net cash provided by financing activities                               1,108,693       1,606,488
                                                                      ---------------------------
Effect of changes in exchange rate on cash                                   (472)            231
                                                                      ---------------------------
Net increase (decrease) in cash and cash equivalents                      196,664          (7,461)
Cash and cash equivalents, beginning of year                               35,376         232,040
                                                                      ---------------------------
Cash and cash equivalents, end of year                                $   232,040     $   224,579
                                                                      ===========================

Supplemental cash flow information
  Cash paid during the year for interest                              $     5,687     $     7,988
                                                                      ===========================
  Non-cash investing and financing activities:
    Stock granted in exchange of debt and payables                    $    37,500     $   225,151
    Preferred stock and accrued dividends converted to common stock   $   297,665     $ 1,657,466
    Beneficial conversion feature                                     $    98,027     $   837,278
                                                                      ===========================

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

Organization, Businesses and Going Concern Uncertainty

Bravo! Foods International Corporation (the Company), formerly known as China Premium Food Corporation, was incorporated under the laws of the State of Delaware on April 26, 1996. The Company's business is focusing on selling flavored milk products and flavor ingredients.

In December 1999, the Company obtained Chinese government approval for the registration of Bravo! Foods International (Shanghai) Co. Ltd., a wholly owned subsidiary, in the Wai Gao Qiao free trade zone in Shanghai, China. This subsidiary was formed to import, export and distribute food products and flavored milk ingredients on a wholesale level in China.

Going Concern Uncertainty

As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $25,629,016, negative equity of $1,533,908, negative working capital of $1,459,948 and is delinquent on certain of its debts at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to improve gross profit margins in its U.S. and China operations and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing. No assurances can be given that the Company will be successful in carrying out its plans. See Subsequent Events for fund raising details at Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Bravo! Foods International Corporation and its wholly owned subsidiary China Premium Food (Shanghai) Co. Ltd. (the "Company"). All significant intercompany transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

accounts receivable and the deferred income tax asset allowance. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Inventory, which consists primarily of packing materials and other flavor ingredients, is stated at the lower of cost or market on the first-in, first-out method.

Furniture and Fixtures

Furniture and fixtures are stated at cost. Depreciation is computed primarily utilizing the straight-line method over a period of five years.

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of income.

Revenue Recognition

The Company sells flavor ingredients and production rights (collectively referred to as "kits") to processor dairies in the U.S., China, Canada and Mexico and also sells flavored milk products in the U.S.. Revenue is recognized when the goods are shipped and title and the risk and reward of ownership have been passed to the customer and possible return of goods can be reasonably estimated. The criteria to meet this guideline are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

The Company follows the final consensus reached by the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Pursuant to EITF 99-19, sales of kits made directly to customers by the Company are reflected in the statement of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue. Sales of kits made through intermediaries, in which the Company's role is similar to that of an agent, are reflected on a net basis, which represents the amount earned by the Company in the transaction.

In September 2002, the Company entered into a program with two processor dairies pursuant to which the Company sells flavored milk products to retail stores (referred to as "unit sales"). The Company benefits from the difference between the prices charged by processor dairies to produce the product or the Company and the price paid by retail stores to purchase the product. The Company bears the responsibility for paying food brokers fees, transportation and delivery expenses and sample expense, etc. The Company recognizes revenue on the net basis and recognizes the aforementioned expenses as selling expenses.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

Accounts Receivable and Concentration of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of cash and accounts receivable.

During the normal course of business, the Company extends unsecured credit to its customers who are located in various geographical areas. Typically credit terms require payments to be made by the thirtieth day following the sale. The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. The Company maintains its cash accounts with high credit quality financial institutions. The total cash balances are insured by the FDIC up to $100,000 per bank. Cash balances in excess of this limit at December 31, 2002 totaled approximately $27,000.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2002, the Company determined that license rights in China having a net book value of $39,286, were impaired.

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

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

For the years ended December 31, 2001 and 2002, potential common shares arising from the Company's stock options, stock warrants and convertible preferred stock of 15,154,917 and 19,074,098, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

Stock-based Compensation

The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and discloses the pro forma effect on net loss and loss per share as if the fair value based method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.


                                                           Year ending December 31,
                                                         ----------------------------
                                                             2001            2002
                                                         ----------------------------

Net loss:  as reported                                   $(3,207,569)    $(4,171,590)
Add:  total stock based employee compensation expense
 determined under fair value method for all awards          (266,951)              -
                                                         ---------------------------
Pro forma net loss                                       $(3,474,520)    $(4,171,590)
                                                         ===========================

Loss per share:
  As reported                                            $     (0.24)    $     (0.23)
  Pro forma                                              $     (0.26)    $     (0.23)

Adoption of SFAS No. 145

In April 2002, FASB issued Statement No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

Adoption of SFAS No. 148

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No 148 is effective for the Company's financial statements for the year ending after December 15, 2002. As permitted by SFAS No. 148, the Company has elected to retain the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, the adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                       SUMMARY OF ACCOUNTING POLICIES

New Accounting Announcements Not Adopted Yet

In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position or results of operations.

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company believes that there will be no impact on our financial position and results of operations due to the application of FIN No. 45.

In January 2003, FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial position and result of operations.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2002 presentation.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 1 - Licensing Agreements with Warner Brothers Consumer Products Co.

Licensing Agreement in China

On January 1, 1999, the Company entered into a licensing agreement (the Original Agreement) with Warner Brothers Consumer Products Co. (Warner) for the right to utilize Looney Tunes(tm) images and names, as defined in the Agreement, on its products in Shanghai and Hangzhou, China. The Company agreed to pay a 3% royalty fee on the net invoiced price of each licensed article with a minimum guaranteed consideration of $300,000 of which $45,000 was paid at inception of the Agreement, and the balance is to be paid in ten quarterly installments of $21,250 starting on September 30, 1999 and a final payment of $42,500 on or before March 31, 2002. The Company recorded license rights of $300,000 and amortized the rights over a period of three years.

The Original Agreement noted above only allowed the licensed material to be used on beverages. The Company desired to expand this licensing to allow the Looney Tunes(tm) images and names to be put onto cracker packages. In June 2000, the Company entered into a license agreement (the New Agreement) with Warner for the right to print cartoon characters on certain cracker packages as defined in the New Agreement. The Company agreed to pay a 5% royalty fee of the price of each licensed article with a minimum guaranteed consideration of $50,000 paid at the inception of the Agreement. The Company recorded license rights of $50,000, which were fully amortized as of December 31, 2001. This New Agreement has not been renewed.

On November 21, 2000, the Company entered into an amendment of the above Original Agreement with Warner. Per the amendment, the term of the agreement was extended to June 30, 2003 with the guaranteed consideration being increased to $400,000. The amended agreement extended the territory in which the Company can market the beverage containers to the People's Republic of China. From September 30, 1999 to September 30, 2000, the installment payment of $21,250 did not change. As of January 31, 2001, the installment payment increased to $33,750 until September 30, 2002. The last installment payment at December 31, 2002 is $21,250. The Company recorded additional license rights of $100,000 and amortized the rights, with the remaining balance, over a period of 25 months. As of December 31, 2002, the outstanding obligation under this agreement was $147,116, of which $98,077 was delinquent after rescheduling payments with Warner Bros. in 2002. The amortization of this license agreement for the years ended December 31, 2001 and 2002 was $94,286 and $94,286, respectively.

Since the Company was in default status on the obligation of $147,116 owed to Warner Bros. and the license rights will expire on June 30, 2003, the Company determined that the remaining unamortized license rights of $39,286 was impaired in accordance with SFAS No. 144 and, accordingly, wrote of this amount to expense in 2002.

The guaranteed royalty payments under the license agreement in China are secured by a letter of credit in the amount of $170,000. This letter of credit was issued by the Republic Bank, Philadelphia, PA, and is guaranteed by Mr. Dale Reese, one of the founders of the Company. The Company has proposed to Warner Bros. a renegotiation of the amounts owed for payment in 2003.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 1 - Licensing Agreements with Warner Brothers Consumer Products Co. (Continued)

Licensing Agreement in the United States

On July 26, 2000, the Company entered into a license agreement with Warner and obtained rights to utilize Warner Bros.' Looney Tunes(tm) character images and names in the U.S. in connection with specified categories of products sold by Bravo!. The license agreement was originally effective from January 1, 2002 to December 31, 2002. In April 2002, the Company and Warner Bros. reached an agreement to extend this license agreement until December 31, 2003.

The Company recorded the gross amount of $500,000 as licensing costs and an obligation for the licensing agreement of $500,000 simultaneously. An amount of $250,000 was due upon the signing of this agreement, and the balance was due: $100,000 on or before June 1, 2001, $100,000 on or before December 1, 2001, and $50,000 on or before June 1, 2002. As of December 31, 2002, accrued interest of $3,353 under this obligation remains outstanding. The amortization expense for the year ended December 31, 2001 and 2002 was $216,668 and $183,332, respectively.

In May 2002 the Company entered into a licensing agreement with Warner to utilize licensed property in connection with the 2002 Taz Atti-Tour events for the period March 13, 2002 to December 31, 2002. The Company recorded a non-refundable minimum guaranteed payment of $250,000, $83,333 of which was due upon execution of the agreement, $83,333 payable on or before August 31, 2002 and $83,333 payable on or before November 30, 2002. The guaranteed payment is amortized over the term of the license agreement. The Company recorded amortization expense of $250,000 for the year ended December 31, 2002. At December 31, 2002, $83,333 was due for payment under the terms of the agreement; this amount was paid on February 26, 2003.

Licensing Agreement in Mexico

In September 2001, the Company entered into a licensing agreement with Warner for the right to utilize Looney Tunes(tm) character images and names, as defined in the agreement, on its products sold in Mexico. The Company agreed to pay royalties of 5% on net sales, defined as the gross invoice price billed to the dairy producing, distributing and selling the licensed products, from June 1, 2001 through May 31, 2002; 7% on net sales from June 1, 2002 through May 31, 2003; and 10% on net sales from June 1, 2003 through May 31, 2004; with a minimum total guaranteed consideration of $145,000. The minimum guaranteed consideration was payable $36,250 upon execution of the agreement, $36,250 on or before December 31, 2001, $36,250 on or before June 30, 2002, and $36,250 on or before December 1, 2002.

The licensing agreement is effective through May 31, 2004. The Company recorded license rights of $145,000 to be amortized over a period of three years. Amortization expense for the year ended December 31, 2001 and 2002 was $28,194 and $48,333, respectively. As of December 31, 2002, the outstanding obligation remaining under this agreement was $36,250, of which $15,000 was paid in March 2003.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 1 - Licensing Agreements with Warner Brothers Consumer Products Co. (Continued)

Licensing Agreement in Canada

In May 2002 the Company entered into a licensing agreement with Warner to utilize Looney Tunes(tm) characters and names on milk products sold in specified retail outlets throughout Canada, for the period March 1, 2002 to March 31, 2004. The Company recorded a license right of $32,720 upon execution of the agreement. The guaranteed payment is amortized over the term of the license agreement. The Company recorded amortization expense of $13,088 for the year ended December 31, 2002.

Note 2 - Default of Note Payable to International Paper

In 1999, the Company issued a promissory note to assume existing debt owed by its then Chinese joint venture subsidiary to a supplier, International Paper. The face value of that unsecured note was $282,637 at an interest rate of 10.5% per annum. The note originally required 23 monthly payments of $7,250 and a balloon payment of $159,862 due on July 15, 2000. During 2000, the Company negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which amount represents interest due through the extension date. The current balance due on this note was $187,743 at December 31, 2002, all of which was delinquent. The Company has not had communication with International Paper during the last two years. Although International
Paper has not pursued collection of the note, it is possible that they could do so in the future and, if they do, such collection effort may have a significant adverse impact on the liquidity of the Company.

Note 3 - Notes Payable to Individual Lenders

On November 6 and 7, 2001, respectively, the Company received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable on February 1, 2002 with interest at the annual rate of 8%. These loans are secured by a general security interest in all the assets of the Company. As of March 27, 2003, the Company received a verbal agreement from these lenders to extend the notes payable through July 1, 2003.

On December 27, 2001, the Company received $250,000 in loan proceeds from an individual who also is a holder of the Company's Series H Convertible Preferred Stock. The $250,000 was payable on February 28, 2002 with interest at the annual rate of 12%. In lieu of interest, the Company issued five-year warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $0.40 per share with an expiration date on February 27, 2007. The promissory note was repaid in March 2002.

Note 4 - Income Taxes

The Company is subject to Federal income taxes. As the Company has experienced operating losses for the years of 2001 and 2002, no income tax has been provided for.

The Company has gross deferred tax assets of approximately $4 million and $5.4 million at December 31, 2001 and 2002, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 4 - Income Taxes (Continued)

over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not that the Company will not realize the benefits of these differences at December 31, 2001 and 2002. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at December 31, 2001 and 2002.

At December 31, 2002, the Company has available net operating losses of approximately $16 million for federal income tax purpose, to offset future taxable income, if any, which will expire at various dates through the year 2022 for federal income tax purposes. The utilization of net operating losses, however, will be subject to certain limitations as prescribed by
Section 382 of the Internal Revenue Code.

Note 5 - Commitments and Contingencies

Commitments

The Company leases office space at its corporate office in Florida under an operating lease expiring in April 2004.

Future minimum rental payments required under the operating lease as of December 31, 2002 are as follows:


            Years ending December 31,     Amount
            -------------------------------------

                      2003               $ 74,566
                      2004                 26,098
                                         --------
                                         $100,664
                                         ========

Rental expense for the years ended December 31, 2001 and 2002 was approximately $83,000 and $88,000, respectively.

Note 6 - Shareholders' Equity

2001

On January 2, 2001, the Company hired a new President and Chief Operating Officer and entered into an employment agreement with him pursuant to which the Company granted the individual 100,000 shares of its common stock and options to purchase an additional 400,000 shares of common stock at a per share price of $0.75. The Company recognized non-cash compensation expense of $75,000.

On January 1, 2001, the Company issued 50,000 shares of common stock in lieu of payment regarding the amount due to an external consultant at the price of $0.75 per share. The total value was deducted from the amount payable to this consultant.

On November 1, 2001, the Company issued 65,000 shares of common stock to one employee for services rendered at a price of $0.39 per share.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 6 - Shareholders' Equity (Continued)

On November 29, 2001, the Company issued 75,000 shares of common stock to three employees and one consultant for services rendered at a price of $0.37 per share.

On December 12, 2001, the Company issued 30,000 shares of common stock to one employee for services rendered at a price of $0.38 per share.

During 2001, the Company issued a total of 979,559 shares of common stock upon the conversion of 21,500 shares of Series D preferred stock.

During 2001, the Company issued a total of 286,035 shares of common stock upon the conversion of 6,665 shares of Series G preferred stock.

In connection with the aforementioned conversion of preferred stock, $31,670 of accrued dividends payable was also converted into the Company's common stock.

Series H Convertible Preferred: Commencing March 7, 2001, a director and shareholder of Bravo! began to contribute monies toward an anticipated $1,325,000 investment in Bravo!, pursuant to a Series H Convertible Preferred offering. The Series H convertible preferred stock was priced at $10.00 per unit and resulted in net proceeds of $1,050,000 in cash, net of legal and issuance expenses of $5,000. Each share of Series H convertible preferred stock (1) has a stated value of $10.00 per share; (2) accrues dividends at 7% simple interest per annum, payable in cash or, at the option of the holder, added to the stated value of the preferred for conversion computation purposes; (3) has no voting rights; (4) has a conversion price of $0.40 per share of common stock, subject to a contractually limited maximum conversion into no greater than 9.99% of the Company's issued and outstanding common stock at conversion; (5) is redeemable at the option of the Company after two years from issuance at 135% of the stated value, plus accrued dividends; and (6) has a mandatory conversion feature exercisable by the Company five years from issue at the stated conversion price, subject to a minimum daily trading volume of 100,000 shares during a lookback period and closing bid prices not less that 300% of the conversion price. Each share of Series H preferred stock has detachable warrants for 25 shares of common stock with an exercise price of $0.50 per share and an exercise period of five years. The Series H convertible preferred stock were issued pursuant to an exemption to registration provided by Regulation D, Rule 506 and Section 4(2) of the 1933 Act.

As of December 31, 2001, this director and shareholder, through his Explorer Fund Management, L.L.C., and three accredited and sophisticated investors have contributed a total of $1,055,000 to Bravo! in exchange for 105,500 of Series H preferred stock and 2,637,500 detachable warrants. The $1,055,000 of proceeds were accounted for as $465,200 for the estimated fair value of the preferred shares, $584,800 for the estimated fair value of detachable warrants, and $5,000 for issuance costs. In addition, the Company recorded a deemed dividend of $98,027 arising from the beneficial conversion feature. The value of the warrants was determined using the Black Scholes Option Pricing Model with the following inputs: Expected Volatility of 44%, Risk Free Rate of Return of 4.24%, No Dividends and an Expected Life of 3.75 years.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 6 - Shareholders' Equity (Continued)

2002

During 2002, the Company issued 70,000 shares of its Series H convertible preferred stock, having a conversion price of $0.40 per share of common stock, and warrants for 1,750,000 shares at $0.50 per share. The Series H convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in proceeds of $700,000 in cash. In accordance with EITF 00-27, the Company allocated $225,513 to the warrants, $474,487 to the underlying preferred stock and recorded deemed dividends of $236,764 related to the beneficial conversion features.

In connection with the above private placement of Series H Preferred stock, the Company issued 100,000 shares of common stock as finder fees.

On June 17, 2002, the Company issued 30,000 shares of its Series I convertible and 8% cumulative and redeemable preferred stock and warrants for 2,000,000 shares of common stock at $0.50 per share, exercisable three years from issue, to two sophisticated and accredited investors, pursuant to Rule 506, Regulation D and Section 4(2) of the Securities Act of 1933. The conversion of the preferred into common stock shall be at a per common share conversion price of either $0.40 or 75% of the average of the three lowest closing bid prices for the thirty day period immediately preceding conversion, at the option of the holder. The conversion price is subject to a maximum of $0.50 per share and a minimum of $0.30 per share, which minimum conversion price shall govern for the 270 days immediately following the issue date of the Series I preferred shares. The minimum conversion price shall be extended indefinitely upon the occurrence of certain defined events, including the effectiveness of a registration statement for the resale of the common stock underlying the preferred and a trading price of the Company's common stock at $0.50 or higher for fifteen consecutive days. The Series I convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in gross cash proceeds of $300,000, less expenses of $12,012. According to EITF 00-27, the Company allocated $215,796 to the 2 million warrants and $72,192 to the underlying preferred stock and recorded deemed dividends of $294,793 arising from a beneficial conversion feature.

On September 30, 2002, the Company issued 100,000 shares of non-voting Series J Convertible and 8% cumulative and redeemable Preferred stock, having a stated value of $10.00 per share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-Am") for the aggregate purchase price of $1,000,000. Each preferred share is convertible to 40 shares of the Company's common stock of at a conversion price of $0.25 per share, representing 4,000,000 shares of common stock underlying the preferred stock. The issued warrants entitle the holder to purchase 25 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.40 per common stock share, representing 2,500,000 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933. In accordance with EITF 00-27, the Company allocated $145,721 to the warrants, $854,279 to preferred stock and recorded deemed dividends of $305,721 arising from a beneficial conversion feature. The value of the warrants was determined using the Black Scholes Option Pricing Model with the following inputs: Expected Volatility of 34.11%, Risk Free Rate of Return of 4.24%, No Dividends and an Expected Life of 3.75 years.

During 2002, the Company issued a total of 5,081,830 shares of common stock upon the conversion of 87,500 shares of Series D preferred stock.

During 2002, the Company issued a total of 2,320,224 shares of common stock upon the conversion of 44,484 shares of Series F preferred stock.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 6 - Shareholders' Equity (Continued)

During 2002, the Company issued a total of 1,550,680 shares of common stock upon the conversion of 23,127 shares of Series G preferred stock.

In connection with the aforementioned conversion of preferred stock, a total of $187,586 of accrued dividends payable was also converted into the Company's common stock, of which $146,670 related to Series D and $40,916 related to Series G.

On June 10, 2002, the Company issued 1,000,000 shares of common stock in exchange for cash of $330,000 due to exercise of the options.

On October 17, 2002, the Company issued a total of 999,112 shares of common stock at the market price of $0.28 per share in lieu of cash payment of $225,151 and recorded non-cash expense of $54,600.

Note 7 - Stock Warrants and Options

2001

In March 2001, the Company issued an aggregate of 925,000 options to members of the Board of Directors for their services on the Board. These options have an exercise price of $0.75 per share and expire on March 2006.

In August 2001, the Company agreed to extend warrants for 165,000 shares of common stock priced at $3.00 per share held by the Series E convertible preferred investors for two years commencing from August 2001 and to reduce the exercise price from $3.00 per share to $1.50. Accordingly, the Company recognized deemed dividends of $2,320 on the remeasurement date.

In August 2001 the Company granted to four employees, a total of 110,000 options to purchase common stock of the Company at the market price on that date.

In August 2001 the Company granted to members of the Board of Directors for their services provided as a director, a total of 250,000 options to purchase common stock of the Company at the price of $0.60 per share, which was $0.24 higher than the market price on that date.

2002

In March 2002, the Company issued to a lender, warrants to purchase 25,000 shares of common stock with an exercise price of $0.40 per share. The warrants are immediately exercisable and have an expiration date of February 28, 2007. Based on a Black-Scholes option pricing model, the Company recorded interest expense of $4,051. The value of the warrants was determined using the Black Scholes Option Pricing Model with the following inputs: Expected Volatility of 44%, Risk Free Rate of Return of 4.24%, No Dividends and an Expected Life of 3.75 years.

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 7 - Stock Warrants and Options (Continued)

In May 2002, the Company issued stock options to purchase 1,710,000 shares of common stock, in the aggregate, as compensation to three consultants. These options are exercisable for a one-year period. Of the 1,710,000 options, 1,150,000 options have an exercise price of $0.33 per share and 560,000 options have an exercise price of $0.50 per share. Based on a Black-Scholes option pricing model, the Company recorded a non-cash expense of $124,859. In June 2002, 1 million of the 1.15 million options were exercised with an exercise price of $0.33 per share. In June 2002, 1 million options with an exercise price of $0.33 per share were exercised. The value of the warrants was determined using the Black Scholes Option Pricing Model with the following inputs: Expected Volatility of 64%, Risk Free Rate of Return of 4.24%, No Dividends and an Expected Life of 1 year.

In April 2002 the Company extended options for 1,383,705 shares of common stock issued on April 29 and April 30, 1997 to Tamarind Management, Ltd. (an affiliate of Mr. Paul Downes, a founder of the Company) and options for 700,000 shares of common stock issued on April 1997 to Mr. Dale Reese (a founder of the Company). These extended options retain an exercise price of $1.00 and are exercisable upon the following conditions: The expiration dates for these options are extended for a two year period, commencing upon the effective date of a registration statement for the resale of the common stock underlying the options; the options will not be exercised during a one year lockup period commencing on the 1st day after the Company's common stock trades during a 90 day period at a moving average of at least $1.00; the Company has the option to call the options commencing on the 1st day after its common stock trades during a 90 day period at a moving average of at least $2.00.

In June 2002, the Company agreed to extend the expiration dates of warrants, aggregating 6,089,777 shares of common stock, issued in connection with the Company's Series D and F preferred stock until June 2005 and to reduce the exercise price of certain of those warrants to $1.00. In consideration for this warrant modification, the holders of two promissory notes executed by the Company aggregating $100,000, agreed to extend the maturity dates of the notes to December 31, 2002. In addition, the holders of the Company's Series D and F preferred stock agreed to waive all potential penalties associated with the Series D and F preferred stock, including the abandonment of a certain SB-2 registration statement filed in connection with the resale of the common stock underlying the Series D and F preferred stock. As a result of extending the life and reducing the exercise prices of these warrants, the Company remeasured the value of the warrants and recorded $391,345 as non-cash expense.

In October 2002, the Company issued options to purchase 310,714 shares of common stock to consultants and third party professional service providers pursuant to written agreements with the Company. Of the options issued, 75,000 options have an exercise price of $1.00 per share and the remaining 235,714 options have an exercise price of $0.35 per share. The Company recorded stock compensation of $36,753. The value of the warrants was determined using the Black Scholes Option Pricing Model with the following inputs: Expected Volatility of 70%, Risk Free Rate of Return of 3.8%, No Dividends and an Expected Life of 3.75 years.

The assumptions used in the Black Scholes option pricing model in 2001 and 2002 were as follows:


                                               December 31,
                                   -------------------------------------
                                          2001                2002
                                   -------------------------------------

Discount rate - bond yield rate            3.74 - 80%       3.80 - 4.13%
Volatility                                   85 - 94%           34 - 70%
Expected life                      2.25 - 3.75 years     1 - 3.75 years
Expected dividend yield                            -                  -

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 8 - Stock Warrants and Options (Continued)

A summary of the status of the Company's stock options and warrants as of December 31, 2001 and 2002 with changes during the years then ended are presented below:


                                                                              Weighted
                                                                               Average
                                                                              Exercise
                                                                 Shares         Price
                                                               -----------------------

Total warrants and options outstanding at December 31, 2000    10,787,417      $ 0.80
Warrants and options granted                                    4,422,500        0.58
Warrants and options exercised                                          -           -
Warrants and options expired                                      (55,000)      (0.65)
                                                               ----------------------

Total warrants and options outstanding at December 31, 2001    15,154,917        0.74

Warrants and options granted                                    8,297,714        0.28
Warrants and options exercised                                 (1,000,000)      (0.33)
Warrants and options expired                                   (1,294,828)      (1.15)
                                                               ----------------------

Total warrants and options outstanding at December 31, 2002    21,157,803      $ 0.70
                                                               ======================

The following table summarizes information about stock options and warrants outstanding at December 31, 2002:


                        Warrants/Options Outstanding         Options/Warrants Exercisable
                  ---------------------------------------    ----------------------------
                                   Weighted
                                    Average      Weighted                       Weighted
                                   Remaining     Average                        Average
                     Number       Contractual    Exercise       Number          Exercise
Exercise Price    Outstanding    Life (Years)     Price      Exercisable         Price
-----------------------------------------------------------------------------------------

$0 to $0.75        12,995,214        3.42          $0.52     12,995,214           $0.52
$0.75 to $1.00      7,889,589        2.27          $0.96      5,805,884           $0.95
$2.00 to $3.00        273,000        1.25          $2.05        273,000           $2.05
                   --------------------------------------------------------------------
                   21,157,803        2.96          $0.70     19,074,098           $0.67
                   ====================================================================

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 9 - Business Segment and Geographic Information

The Company operates principally in one industry segment. The following sales information was based on customer location rather than subsidiary location.

The allocation of the cost of equipment and the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired. The following furniture and equipment information was based on where the furniture and equipment was used.

Geographic Area Information:


                                     United                                                  Total
2002                                 States        Canada       Mexico        China         Company
                                   -----------------------------------------------------------------

Revenue - unit sales               $  232,595     $      -     $      -     $       -     $  232,595
Revenue - net kit sales               433,118            -            -             -        433,118
Revenue - gross kit sales             849,404      112,700       90,025        55,128      1,107,257
Total revenue                       1,515,117      112,700       90,025        55,128      1,772,970
Cost of goods sold                   (184,022)     (23,511)     (18,780)      (53,042)      (279,355)
                                   -----------------------------------------------------------------

Gross margin                       $1,331,095     $ 89,189     $ 71,245     $   2,086     $1,493,615
                                   =================================================================

Furniture and equipment, net       $   63,405     $      -     $      -     $  26,197     $   89,602
                                   =================================================================


                                     United                                                  Total
2001                                 States        Canada       Mexico        China         Company
                                   -----------------------------------------------------------------

Revenue - net kit sales            $  671,000     $      -     $      -     $       -     $  671,000
Revenue - gross kit sales                   -            -       58,300       139,927        198,227
Total revenue                         671,000            -       58,300       139,927        869,227
Cost of goods sold                          -            -      (15,980)     (178,249)      (194,229)
                                   -----------------------------------------------------------------

Gross margin                       $  671,000     $      -     $ 42,320     $ (38,322)    $  674,998
                                   =================================================================

Furniture and equipment, net       $   88,867     $      -     $      -     $  34,232     $  123,099
                                   =================================================================

            BRAVO! FOODS INTERNATIONAL CORPORATION AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS

Note 10 - Subsequent Events

On January 2, 2003, the Company entered into an employment agreement with Mr. Roy Toulan, who was appointed as the Company's vice-president and general counsel. Pursuant to this employment agreement, the Company granted Mr. Toulan 100,000 shares of common stock with the approval of the Board of Directors. The Company recorded $28,000 of stock compensation in January 2003. Also, the Company granted Mr. Toulan 300,000 options to purchase the Company's common stock at an exercise price of $0.40 per share. Of the 300,000 options, 100,000 options are vested immediately, 100,000 options will vest on December 31, 2003 and the remaining 100,000 options will be vested on December 31, 2004. All options have a five-year life commencing on the vesting dates. The Company did not record any stock compensation expense because the exercise price was higher than the market price of the common stock on the grant date.

On February 21, 2003, the Company issued 50,000 shares of non-voting Series J Convertible and 8% cumulative Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-Am") for the aggregate purchase price of $500,000. Each preferred share is convertible to 40 shares of the Company's common stock at a per common share conversion price of $0.25, representing 2,000,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase 33.33 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.30 per common stock share, representing 1,666,667 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The February 21, 2003 closing market trading price was $0.23 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

On February 24, 2003, the Company issued 30,000 shares of common stock upon the conversion of 422 shares of Series G Convertible Preferred.

ITEM 8. CHANGES IN AND DISSAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

      None

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The directors, executive officers and significant employees/advisors are as of December 31, 2003, as follows. The Company's directors serve for staggered terms of two years or until their successors are elected.

      * Robert Holz, a director appointed in 2000, resigned in July 2002 for personal reasons

      * Nancy Yuan, the Company's Treasurer, resigned in March 2003 to
return to China with       her family

      * John McCormack, the Company's President & COO resigned in March
2003 for personal       reasons

      * Michael Lucci, a director appointed in 1998, resigned in March 2003 for personal reasons

      On March 6, 2003, the Board voted to reduce the board positions by one to nine.

                                                                                           Year
     Name of Officer and Age           Position with the Company                        Appointed
     -----------------------           -------------------------                        ---------

Bravo! Foods International Corp.
Stanley A. Hirschman    57        Chairman and Director                                  2000
Roy G. Warren           47        Director, Chief Executive Officer & Secretary          1997/1999
John McCormack          44        Director, President & Chief Operating Officer          1997/2000
Michael Edwards         45        Vice President Sales                                   2000
Michael L. Davis        69        Chief Financial Officer                                1997
Nancy Yuan              32        Treasurer                                              2001
Benjamin Patipa         47        Director of Schools/Vending                            2002
Arthur W. Blanding      75        Director                                               1999
Robert Cummings         60        Director                                               1997
Paul Downes             41        Director                                               1997
George Holdsworth       62        Director                                               1997
Robert L. Holz          41        Director                                               2000
Michael Lucci           62        Director                                               1998
Phillip Pearce          73        Director                                               1997

Bravo! Foods, Inc. - US subsidiary
Arthur W. Blanding      75        Chairman and Director                                  2000
Roy G. Warren           47        Director and Treasurer                                 1999
Stanley A. Hirschman    57        Director                                               2000
John McCormack          44        Director and Chief Executive Officer                   2000/2001
Phillip Pearce          73        Director                                               2000

China Premium Food Corp (Shanghai) Co., Ltd. - Chinese subsidiary
Jeffrey Tarmy           33        Director and General Manager                           2001
Roy G. Warren           47        Director , Chairman                                    1999

      In January 2003, the management structure of Bravo Foods
International Corp. was reorganized to divide responsibility for sales and operations among three executives: Mr. McCormack was named Managing Director for Account Maintenance; Mr. Edwards was named Managing Director for Account Acquisition and Dr. Benjamin Patipa was named as Director of School/ Vending accounts.

      The experience and background of the Company's executive officers follows:

Mr. Stanley A. Hirschman - Chairman and Director since September 2000

      Mr. Hirschman is president of CPointe Associates, Inc., an executive management and consulting firm specializing in solutions for emerging companies with technology-based products. CPointe was formed in 1996. In addition, he is a director of Longview International Equity Fund LP, Global Marketing Partners, Inc. and AiirNet Wireless, LLC. Prior to establishing CPointe Associates, Mr. Hirschman was vice president of operations of Software, Etc., Inc., a retail software chain, from 1989 until 1996. Mr. Hirschman has also held senior management positions with retailers T.J. Maxx, Gap
Stores and Banana Republic. Mr. Hirschman currently serves on the Audit Committee of the Company's board of directors.

Mr. Roy G. Warren - Chief Executive Officer since May 1999; Director since
                    1997

      Mr. Warren serves as the Company's Chief Executive Officer and as a director. Mr. Warren was in charge of the Company's day-to-day operations from 1997 until the appointment of John McCormack as President and Chief Operating Officer in December 2000. As Chief Executive Officer, Mr. Warren continues to develop strategy for the Company's growth and external financial matters.

      For 15 years from 1981 through 1996, Mr. Warren was in the securities brokerage industry. During those years, Mr. Warren acted as executive officer, principal, securities broker and partner with brokerage firms in Florida, most notably Kemper Financial Companies, Alex Brown & Sons and Laffer Warren & Company. Mr. Warren currently serves on the Executive Committee of the Company's board of directors.

      Mr. Warren also serves as a director of the Company's U.S.
subsidiary, Bravo! Foods, Inc. and the Company's wholly owned Chinese subsidiary, China Premium Food Corp (Shanghai) Co., Ltd.

Mr. John McCormack - President, Chief Operating Officer since December
                     2000; Director since 1997
                     (resigned as President and COO in March 2003 for personal reasons)

      Prior to his appointment as the Company's President and Chief Operating Officer, Mr. McCormack served as an executive with Dean Foods Co. for over 15 years. Dean Foods is a US national processor and distributor of a full line of branded and private label products, including fluid milk, cottage cheese and ice cream. Prior to a 1999 move to the Chicago area for Dean Foods, Mr. McCormack managed McArthur Dairy in Miami, Florida, a wholly- owned subsidiary of Dean Foods Co. As a Vice President of Dean Foods, he was in charge of Dean Food's mid-western division out of Chicago, Illinois. Mr. McCormack currently is a director of the Company.

Mr. Michael L. Davis - Chief Financial Officer since October 1997

      Mr. Davis has been associated with the securities industry for over 35 years, as a securities and special situations analyst with ValueLine and as a tactical planner, general portfolio manager and short sale portfolio manager with a number of hedge funds. In 1972, he was a member of the Investment Committee at Anchor Corp., which supervised its $2.5 billion family of funds, as well as serving as Anchor's chief market analyst. From 1978 through 1989, Mr. Davis was the portfolio manager of Merrill Lynch's Special Value Fund. In addition to his position with the Company, for the past eight years, Mr. Davis has operated a private consulting firm, M.L. Davis Financial Services. Mr. Davis advises clients on stock selection and general market timing considerations. He researches and writes investment reports on selected small and mid-cap growth companies. In addition. Mr. Davis supervises an investment portfolio for a group of United Arab Emirates investors.

Mr. Michael Edwards - Vice President Sales

      Mr. Edwards has been with the Company in a sales and marketing capacity since 2000. Prior to that time, he worked for 5 years in beverage marketing research for Message Factors, Inc., a Memphis Tennessee marketing research firm. Mr. Edwards has a BS degree from Florida State University in Management and Marketing and spent 13 years in the banking industry, leaving CitiBank to join Message Factors in 1995.

Ms. Nancy Yuan - Treasurer since 2000 (resigned March 2003 to return to
                 China with her family)

      Ms. Yuan is a Shanghai native and is fluent in English, Mandarin, and the Shanghai dialect, with a working knowledge of Cantonese. Ms. Yuan has a Master of Science degree in accounting from Kent State University with
successful completion of the USA CPA exam.   Prior to her position with
Bravo! Foods International, Ms. Yuan served for over a year as the financial officer for the Company's subsidiary in Shanghai, China. Prior to joining the Company's China operation, Ms. Yuan was employed at Moen Incorporated, where she was responsible for manufacturing quality, auditing and data analysis for Moen faucets. Ms. Yuan has worked for Coopers and Lybrand in Hong Kong, where she was responsible for assessing corporate internal control, corporate accounting policy and procedures, defining risk areas, auditing financial statements, and also performed the flotation of a PRC company for listing on the HK Stock Exchange.

Dr. Benjamin Patipa - Director, Schools/Vending since 2002

      Dr. Patipa is a pediatrician with over fifteen years of experience in directing operations, marketing, sales and facilitating growth in both public and private companies. In 1987, Dr. Patipa founded and served as the chairman and CEO of Weight For Me, Inc., a company that developed a proprietary program which pioneered the delivery of weight control and nutrition services to the over 12 million obese children and adolescents in America. Weight For Me earned national and international recognition as the premier program for the control of obesity in children and adolescents. Dr. Patipa also served at HEARx Ltd. as a member of the Executive Operating Committee, Sonus USA, Inc., where he lead the company's franchise licensing and buying group business in the Southeast United States. Most recently, Dr. Patipa served as Senior Vice President and Operational Head of eHDL/HealthNet Data Link, Inc., a national electronic healthcare information company.

Mr. Arthur W. Blanding - Director Since November 1999

      Mr. Blanding is president of The Omega Company, an international dairy industry consulting company. Mr. Blanding has over 50 years experience in management of dairy processing, sales and strategic planning consulting. He graduated from Michigan State University in 1956, with a degree in food science, and in 1964 from Oregon State University with a degree in Food Microbiology and attended Harvard Business School.

      As President of The Omega Company for the past 20 years, Mr. Blanding has completed over 200 projects successfully, both in the U.S. and abroad.

Clients of The Omega Company include Abbott International, Cumberland Farms, Dairy Gold, Farm Fresh, Inc., Haagen Dazs, Labatt, Ross Laboratories and Stop & Shop Company, among others. Mr. Blanding was a consultant for the design and construction of the dairy processing facility built in Shanghai by Green Food Peregrine. The Omega Company is a party to a consulting contract with the Company concerning technical and production issues. Mr. Blanding also serves as a director and Chairman of the Company's U.S. subsidiary, Bravo! Foods, Inc. Mr. Robert J. Cummings - Director Since 1997

      Mr. Cummings' work experience includes ten years in purchasing at Ford Motor Company. In 1975, he founded and currently operates J & J Production Service, Inc., a manufacturing representative business, which is currently responsible for over $300 million in annual sales. Mr. Cummings currently serves on the executive committee of the Company's board of directors.

Mr. Paul Downes - Director Since 1997

      Mr. Downes is a director and, from August of 1997 to April of 1998, served as the Company's Chairman. For the past 12 years, Mr. Downes has managed his personal diverse portfolio of international investments with concentration in the United Kingdom, Eastern Europe, North Africa and Asia. In 1985, he founded a group of nursing homes for the elderly in Great Britain, which he sold in 1990. Prior to that time, Mr. Downes spent several years organizing golf tournaments and international golf matches in Malaysia, Singapore, Thailand, Philippines, Indonesia and Hong Kong, spending two years living in Southeast Asia. Mr. Downes is one of the Company's "founders" and played a leading role in the Company's initial raising efforts. Since 2001, Mr. Downes has served as the Chairman of a start up software company located in Delray Beach Florida.

Mr. George Holdsworth - Director Since 1997

      From March of 1997 until May 1998, Mr. Holdsworth was responsible for the operational aspects of the Company's China operations. Since 1998, Mr. Holdsworth has managed his personal investment portfolio and has served as a director and consultant to U.S. Stone Corporation, a start up marble quarry company located in Alabama.

      Mr. Holdsworth is a graduate of the University of London with a B.S. in Mathematics and an Associate of the London College of Music. He started in business as a manufacturing manager in Earlsdon Components, Ltd., where he became Director of Operations, then owner and Managing Director. In 1993, Mr. Holdsworth became owner of Earlsdon Technology, Ltd., a JV Partner of Shanghai Earlsdon Valve Company, Ltd., and lived in Shanghai for four years, until May 1998. Mr. Holdsworth sold his interest in Shanghai Earlsdon and commenced his duties for the Company in March 1997.
Mr. Robert L. Holz - Director since 2000 (resigned in July 2002 for personal reasons)

      For the past eight years, Mr. Holz has managed a portfolio of private investments in start up companies under the aegis of Explorer Fund Management, L.L.C., an entity that he founded in 1994. Prior to 1994, Mr. Holz held senior management positions in securities related firms such as Nomura Securities International, Inc., National Investment Services of America and was a partner in Kidder, Peabody & Co., Inc. Mr. Holz
specializes in identifying and analyzing new business   opportunities and
managing resources for goal realization. Mr. Holz currently serves on the Company's audit committee.

Michael G. Lucci - Director Since 1998 (resigned in March 2003 for personal reasons)

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

Mr. Phillip Pearce - Director Since 1997

      Mr. Pearce is a "retired" member of the securities industry. Mr. Pearce served as Chairman of the NASD during which time he was instrumental in the founding of NASDAQ. Additionally, Mr. Pearce was a former Director of E.F. Hutton and has served as Governor of the New York Stock Exchange. Since his retirement in 1988, Mr. Pearce has remained active in the securities industry as a corporate financial consultant. Mr. Pearce serves on the compensation committee of the Company's board of directors. Mr. Pearce also serves on the Company's audit committee and is a director of the Company's U.S. subsidiary, Bravo! Foods, Inc. Mr. Pearce serves as a director of Xybernaut Corporation, a reporting company.

Mr. Jeffrey Tarmy - Director and General Manager of the Company's wholly owned Chinese subsidiary, China Premium Food Corp (Shanghai) Co., Ltd., since January 2001

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

ITEM 9. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT WILL BE FILED PURSUANT TO A DEFINITIVE PROXY STATEMENT OR AN AMENDMENT TO THIS FORM 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of directors

      Directors were compensated for their travel expenses to and from board of directors' meetings in 2000, 2001 and 2002. There were three in person meetings and five telephonic meetings of the board in 2000 and two in person meetings and three telephonic meetings in 2001. In 2002, there were four in person meetings and three telephonic board meetings. Directors received options for 35,000 shares of common stock for each year as a director through 2001. Each member of the executive committee has received options for an additional 40,00 shares of common stock for their services from 1998 through 2001. In addition, each Director received options for 25,000 shares for services in 2002.

Compensation of executive officers

      The following table sets forth the compensation paid during the last three fiscal years to the Company's Chief Executive Officer, and the four other most highly compensated executive officers whose total 2002 salary and bonus exceeded $100,000:

                                            -Annual Compensation-                -Long-Term Compensation-
                                 --------------------------------------------        Restricted Stock
Name & Position          Year    Salary      Bonus                 Other            Awards and Options
---------------          ----    ------      -----                 -----         ------------------------

Roy G. Warren            2000    $180,000
President &              2001    $180,000
Chief Executive Officer  2002    $180,000                                               170,000(1)

John McCormack           2001    $180,000    100,000 shares(2)     $ 7,355(2)           530,000(3)
President & COO          2002    $180,000

Michael Edwards          2000    $ 55,000    $65,000(4)                                 150,000(5)
Sales VP                 2001    $110,000
                         2002    $150,000    $50,000(6)        100,000 c/s(7)

Jeffrey Tarmy            2001    100,000                                                 50,000(8)
General Manager          2002    100,000
China subsidiary


(1) Directors' options. These options have not yet been issued. Also includes directors options for 170,000 shares.

(2) One time signing bonus in common stock issued pursuant to an S-8 registration statement; other compensation reflects expenses of automobile.

(3) Signing bonus of 400,000 options at $0.75 per share vested over 18 months, with 25% vested on January 1, 2001, 25% vested on July 1, 2001 25% vested on January 1, 2002 and 25% vested on July 1, 2002, respectively, with expiration dates five years from vesting. Also includes options for 130,000 shares for services as a director.

(4) $65,000 bonus paid in quarterly installments for one year with review thereafter.

(5) Options for shares of common stock. All options have an exercise price at market, when issued. Options for 50,000 issued as signing bonus on June 1, 2000 and bonus options for 50,000 issued on 3-27-01; also includes options issued for 50,000 on 5-31-01; and unissued options for to be issued 50,000 on 5-31-03, all in accordance with employment agreement. Options have a five-year term from issuance.

(6) $50,000 bonus paid in quarterly installments for two years, pursuant to renegotiated employment contract.

(7) One time signing bonus in common stock issued pursuant to an S-8 registration statement, pursuant to renegotiated employment contract.

(8) Options vest 12-31-01 at exercise price equal to market at 8-14-01 ($0.36); options expire 12-30-05

                    Option grant table 2000 through 2002

                                   Underlying      Percentage            Per Share             Expiration
Name & Position                     Common         of Total              Exercise $            Date
---------------                    ----------      ----------            ----------            ----------

2000
----

Michael Edwards                     50,000         100%                  market at
Sales VP                                                                 6-1-00($0.69)         5-31-05

2002
----

John McCormack                     400,000(1)       44%                  $0.75                 5 years
President & COO                                                                                from
                                                                                               vesting

John McCormack                     105,000          14%                  $0.75                 3-26-06
Director                            25,000                               $0.60                 6-30-06

Roy Warren                         145,000          14%                  $0.75                 3-26-06
Director/Executive Committee        25,000                               $0.60                 6-30-06

Michael Edwards                     50,000         5.5%                  market at
Sales VP                                                                 3-27-01($0.75)       11-26-05

Michael Edwards                     50,000         5.5%                  market at
Sales VP                                                                 5-31-01($0.44)        5-30-06

Jeffrey Tarmy                      50,000(2)       5.5%                  market at
General Manager                                                          8-14-01 ($0.36)       12-31-05
China subsidiary

 (1) Signing bonus of 400,000 options at $0.75 per share vested over an eighteen-month period, with 25% vested on January 1, 2001, 25% vested on July 1, 2001 25% vested on January 1, 2002 and 25% vested on July 1, 2002
(2)   Vests 12-31-01

      Aggregated option exercises in fiscal 2000 through 2002

      None of the named executive officers exercised any stock options during fiscal 2000, 2001 or 2002.The following table provides information on the value of such officers' unexercised options at December 31, 2001. Aggregated 2001 and 2002 Fiscal Year End Option Value Table

                           Securities Underlying       Value of "In The Money"
Name & Position            Unexercised Options         Unexercised Options (1)
---------------            ---------------------       -----------------------

Roy G. Warren                     170,000(2)                    $-0-
Stephen Langley                   100,000                       $-0-
Michael Edwards                   150,000                       $-0-
John McCormack                    530,000(3)                    $-0-
Jeffrey Tarmy                     50,000                        $-0-

(1) On December 31, 2002, the Company's unrestricted common stock was quoted on the NASD Over The Counter Electronic Bulletin Board at a closing price of $0.31 and $0.28, respectively; the reported dollar values represent the "in-the money" value of the options listed as of each year-end.
(2)   Directors' options.
(3) Includes options for 130,000 shares received as a director of the Company.

Employment contracts

      *  John McCormack, President and Chief Operating Officer

      The Company has a two-year contract with Mr. McCormack commencing December 1, 2000, at an annual base salary of $180,000. Mr. McCormack will receive100,000 shares of common stock and options for 400,000 shares at $0.75 per share as a signing bonus. The options for 400,000 shares vest 25% on January 1, 2001, 25% on July 1, 2001, 25% on January 1, 2002 and 25%
vested on July 1, 2002, respectively and expire five years from vesting. During his employment, he also will receive five-year incentive options for an additional 500,000 shares in tranches of 100,000 as the public trading price for the Company's stock attains certain pre-determined levels. The exercise price for these options will track the market price for the Company's common stock when granted.

      *  Michael Edwards, the Company's Vice President for Sales

      The Company has a three-year contract with Mr. Edwards commencing June 1, 2000, at an annual base salary of $110,000 plus a $65,000 one-year bonus, payable quarterly. Mr. Edwards received five-year options for 50,000 shares of common stock at an exercise price of $0.69 per share as a signing bonus. He also received five-year options for an additional 100,000 shares. These additional options have an exercise prices that track the market price for the Company's common stock. In 2001, Mr. Edwards' contract was renegotiated to provide for 400,000 additional options to be issued in 2003.

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

      * Jeffrey Tarmy, General Manager of China Premium (Shanghai), wholly owned Chinese subsidiary

      Mr. Tarmy has a two-year contract effective January 1, 2001, at a base annual salary of $100,000, with quarterly bonuses of $5,000 in the first year. In addition, Mr. Tarmy receives an $18,000 annual housing allowance and local transportation expenses. Mr. Tarmy's employment agreement calls for his receipt of five-year stock options in four equal tranches of 50,000 shares each at an exercise price of $1.12 per share. The tranches are to be issued January 1, 2001, 2002, 2003 and 2004, respectively, with each tranche vesting one year after issue.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of the Company's common stock as of March 24, 2003, as to

      * each person known to beneficially own more than 5% of the Company's common stock
      * each of the Company's directors
      * each executive officer
      * all directors and officers as a group

The following conditions apply to all of the following tables:

      * except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown

      * the class listed as "common" includes the shares of common stock
underlying the Company's issued   convertible preferred stock, options and
warrants

Holders of 5% or more of  the Company's common stock follows:

                          Name & Address of                 Amount & Nature of          Percent
Title of Class            Beneficial owner                  Beneficial Ownership        of Class
--------------            ----------------                  --------------------        --------

Common                    Amro International, S.A.            2,573,709(1)              9.99%
                          Grossmuenster Platz 26
                          P.O. Box 4401
                          Zurich, Switzerland CH 8022
                          Austinvest Anstalt Balzers
                          Landstrasse 938
                          9494 Furstentums
                          Balzers, Liechtenstein
                          Esquire Trade & Finance Inc.
                          Trident Chambers
                          P.O. Box 146
                          Road Town, Tortola, B.V.I.
Common                    The Keshet Fund L.P.                2,573,709 (2)             9.99%
                          Keshet L.P.
                          Nesher Ltd
                          Talbiya B. Investments Ltd.
                          Ragnall House, 18 Peel Road
                          Douglas, Isle of Man
                          1M1 4L2, United Kingdom
Common                    Mr. Dale Reese                      3,305,985                 12.83%
                          125 Kingston Road
                          Media, PA
Common                    Explorer Fund Management, LLC       2,573,709 (3)             9.99%
                          (Robert Holz)
                          444 N. Michigan Ave.
                          Chicago, IL 60611
Common                    Mr. Larry Frisman                   1,770,000                 6.86%
                          7533 Isle Verde Way
                          Delray Beach, FL 33446


(1) Amro International, S.A., Austinvest Anstalt Balzers and Esquire Trade & Finance Inc. share a common investment representative, attorney and subscription agreements for the Series D and Series F convertible preferred stock and are treated as a group for beneficial ownership purposes. This group is contractually limited to a beneficial ownership of the Company's equity not to exceed 9.99%.

(2) The Keshet Fund L.P., Keshet L.P., Nesher Ltd. and Talbiya B. Investments Ltd share a common investment representative, attorney and subscription agreements for the Series G convertible preferred stock and are treated as a group for beneficial ownership purposes. This group is contractually limited to a beneficial ownership of the Company's equity not to exceed 9.99%.

(3) This owner is contractually limited to a beneficial ownership of the Company's equity not to exceed 9.99%.
Common stock beneficially owned by the Company's directors follows:

                       Name & Address of              Amount & Nature of        Percent
Title of Class         Beneficial owner               Beneficial Ownership      of Class
--------------         ----------------               --------------------      --------

Common                 Paul Downes                    278,442(1)                0.98%
                       Tamarind Management Ltd.
                       20579 S. Charlestown
                       Boca Raton, FL 33434
Common                 Roy G. Warren                  975,482(2)                3.37%
                       1128 Country Club Road
                       N. Palm Beach, FL 33408
Common                 Robert Cummings                480,000(3)                1.61%
                       2829 N.E. 44th Street
                       Lighthouse Point, FL 33064
Common                 Michael G. Lucci               480,000(4)                1.61%
                       49 Spanish River Drive
                       Ocean Ridge, FL 33435
Common                 John McCormack                 737,500(5)                2.53%
                       8750 South Grant
                       Burridge, IL 60521
Common                 Mr. Arthur W. Blanding         127,889(6)                0.36%
                       Janesville, WI 53545
Common                 Phillip Pearce                 181,000(7)                0.55%
                       6624 Glenleaf Court
                       Charlotte, NC 28270
Common                 Stanley Hirschman              294,670(8)                0.95%
                       2600 Rutgers Court
                       Plano, Texas 75093
Common                 George Holdsworth              130,000(9)                0.37%
                       11806 Watercrest Lane
                       Boca Raton, FL 33498

(1)   Includes director's options for 130,000 common shares
(2)   Includes director's options for 170,000 common shares.
(3)   Includes director's options for 170,000 common shares.
(4)   Includes director's options for 170,000 common shares.


(5) Includes vested options for 300,000 common shares and director's options for 130,000 common shares.
(6)   Includes director's options for 95,000 common shares.
(7)   Includes director's options for 130,000 common shares.
(8)   Includes director's options for 25,000 common shares.
(9)   Includes director's options for 130,000 common shares.

      Common stock owned by the Company's executive officers not listed above follows:

                              Name & Address of                Amount & Nature of          Percent
Title of Class                Beneficial Owner                 Beneficial Owner            of Class
--------------                ----------------                 ----------------            --------

Common                        Michael Edwards                      805,143                    3.57%
                              Vice President
Common                        Michael L. Davis                      75,000(1)                 0.26%
                              Chief Financial Officer
Common                        Nancy Yuan                            55,000(1)                 0.19%
                              Treasurer
Common                        Jeffrey Tarmy                         50,000(1)                 0.19%
                              GM China operation

(1)   Vested options

Common stock owned by the
 Company's directors and

 executive officers as a group                                 4,391,684                   15.4%

      There currently are no arrangements that may result in a change of ownership or control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits
    --------

                     SEC
Exhibit              Reference
No.                  No.              Title of Document
-------              ---------        ----------------------

1a                   2                Asset Purchase Agreement China Peregrine Enterprises, Limited  (1)

1b                   2                Interim Agreement to Operate  China Peregrine Project          (1)

2a                   3(i)             Articles of Incorporation                                      (1)




2b                   3(i)             Amended Articles (name change)                                        (1)

3                    3(ii)            Restated Bylaws China Peregrine Food Corporation                      (1)

4a                   4                Rights of Equity Holders Common see Articles of Incorporation         (1)

4b                   4                Preferred, Series A and B Designation                                 (1)

4c                   4                Preferred, Series C Designation                                       (1)

4d                   4                Preferred, Series D Designation                                       (2)

4e                   4                Preferred, Series D Amended                                           (4)

4f                   4                Preferred, Series E Designation                                       (3)

4g                   4                Preferred, Series F Designation                                       (4)

4h                   4                Preferred, Series G Designation                                       (5)

4i                   4                Preferred, Series H Designation                                       (8)


7a                   10               Material Contracts   Asset Purchase Agreement                         (1)
                                      American Flavors China, Inc

7b                   10               First Amendment (1-28-98)                                             (1)

7b                   10               Second Amendment (6-19-98                                             (1)

7i                   10               Bravo! - Quality Chekd Promotion Agreement                            (6)

7j                   10               Bravo! - Dairy Production Agreement                                   (6)

7k                   10               Warner Bros./China Premium License Agreement (China)                  (7)

7l                   10               Warner Bros./China Premium License Agreement (modified)               (7)

7m                   10               Warner Bros./Bravo! Foods License Agreement (US)                      (7)

7o                   10               Employment Contracts                                                  (7)

7p                   10               Omega Consulting Contract                                             (7)

7q                   10               Lane Cracker Contract                                                 (7)


7r                   10               Lease: US corporate offices,  N.Palm Beach, FL                        (7)

7t                   10               Warner Bros./Bravo! Foods International License Agreement (Mexico)    (8)

9a                   21               Subsidiaries  Certificate of Incorporation Bravo! Foods, Inc.         (6)

9b                   21               Subsidiaries Articles of Association                                  (6)
                                      China Premium Food Corporation  (Shanghai) Co., Inc.




11                   99               Hangzhou Meilijian Audited Financial                                  (4)
                                      Statements, Years Ending December 31,1998 and 1999

(1)   Filed with Form 10SB/A First Amendment
(2)   Filed with Form 10QSB for 3-31-99
(3)   Filed with Form 10QSB for 6-30-99
(4)   Filed with Form 10K-SB for 12-31-99
(5)   Filed with Form 10QSB for 6-30-00
(6)   Filed with Form SB-2/A Second Amendment
(7)   Filed with Form SB-2/A Third Amendment
(8)   Filed with Form 10K-SB 2001

(b) Reports on Form 8-k During the Last Quarter of 2000:

Form 8-K concerning Series J Convertible Preferred financing and certificate of Designation filed October 2, 2002.

ITEM 14. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB (December31, 2002), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, China Premium Food Corporation has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this April 14, 2003.

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

Signature                                Title                                             Date
------------                             -----                                             ------

/S/ Roy G. Warren                        Chief Executive Officer                           April 14, 2003
                                         and Director

/S/ Michael L. Davis                     Chief Financial Officer                           April 14, 2003



                                CERTIFICATION

I, Roy G. Warren, certify that:

      1. I have reviewed this report on Form 10-KSB of Bravo! Foods International Corp.

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the Company by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

            c) presented in this report the Company's conclusions about the effectiveness of the disclosure controls and procedures based on the Company's evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on the Company's most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 14, 2003                         By /S/_______________________
                                       Roy G. Warren
                                       Chief Executive Officer

                                CERTIFICATION

I, Michael L. Davis, certify that:

      1. I have reviewed this report on Form 10-KSB of Bravo! Foods International Corp.

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to the Company by others within those entities, particularly during the period in which this report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

            c) presented in this report the Company's conclusions about the effectiveness of the disclosure controls and procedures based on the Company's evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on the Company's most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 14, 2003                         By /S/_________________________
                                       Michael L. Davis

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Bravo! Foods International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Roy G. Warren, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /S/______________________________
                                       Roy G. Warren
                                       Chief Executive Officer

April 14, 2003


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Bravo! Foods International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael L. Davis, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       By:  /S/_________________________
                                            Michael L. Davis
                                            Chief Financial Officer

April 14, 2003