Form 10QSB
period 2003-03-31
BRAVO FOODS INTERNATIONAL CORP
filed 2003-05-15
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2003

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

            Date                Class                 Shares Outstanding
        May 12, 2003         Common Stock                 25,962,854

Transitional Small Business Disclosure Format (Check One)
YES [ ]   NO [X]

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated balance sheets as of                           F-1
         March 31, 2003 (unaudited) and December 31, 2002

         Consolidated statements of operations                       F-3
         (unaudited) for the three months ended
         March 31, 2003 and 2002

         Consolidated statements of cash flows                       F-4
         (unaudited) for the three months ended
         March 31, 2003 and 2002

         Notes to consolidated financial statements (unaudited)      F-5

Item 2.  Management's Discussion and Analysis of Financial           10
         Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds                   22

Item 6.  Exhibits and reports on Form 8-K                            23

SIGNATURES                                                           23

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                              December 31,       March 31,
                                                                                  2002             2003
                                                                              ------------       ---------

Assets

Current assets:
  Cash and cash equivalents                                                    $   224,579      $    73,546
  Accounts receivable                                                              236,149          170,962
  Other receivable                                                                  14,662           31,759
  Advance to vendor                                                                  8,719            8,708
  Inventories                                                                       55,062           54,992
  Prepaid expenses                                                                   7,605           15,754
                                                                               -----------      -----------

Total current assets                                                               546,776          355,721

Furniture and equipment, net                                                        89,602           68,703
License rights, net of accumulated amortization                                     88,104           72,095
Deposits                                                                            15,000           15,000
                                                                               -----------      -----------

Total assets                                                                   $   739,482      $   511,519
                                                                               ===========      ===========

Liabilities and Shareholders' Deficit

Current liabilities:
  Note payable to International Paper                                          $   187,743      $   187,743
  Notes payable to individual lenders                                              100,000          100,000
  License fee payable to Warner Brothers                                           270,053          171,718
  Accounts payables                                                              1,039,313        1,153,736
  Accrued liabilities                                                              409,615          453,531
                                                                               -----------      -----------

Total current liabilities                                                        2,006,724        2,066,728

Dividends payable                                                                  266,666          342,229
                                                                               -----------      -----------

Total liabilities                                                                2,273,390        2,408,957
                                                                               -----------      -----------

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                              December 31,       March 31,
                                                                                  2002             2003
                                                                              ------------       ---------

Commitments and contingencies

Shareholders' Deficit (Note 2):
  Series B convertible, 9% cumulative, and redeemable preferred stock, stated value $1.00 per share, 1,260,000 shares authorized, 107,440
   shares issued and outstanding, redeemable at $107,440                           107,440          107,440
  Series F convertible and redeemable preferred stock, stated value $10.00
   per share, 130,515 shares issued and outstanding                              1,205,444        1,205,444
  Series G convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 70,208 and 69,786 shares issued and
   outstanding                                                                     624,115          620,364
  Series H convertible, 7% cumulative and redeemable preferred stock,
   stated value $10.00 per share, 175,500 shares issued and outstanding            939,686          939,686
  Series I convertible, 8% cumulative and redeemable preferred stock,
   stated value $10.00 per share, 30,000 shares issued and outstanding              72,192           72,192
  Series J convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 100,000 and 150,000 shares issued and
   outstanding                                                                     854,279        1,354,279
  Common stock, par value $0.001 per share, 50,000,000 shares authorized,
   25,732,854 and 25,862,854 shares issued and outstanding                          25,730           25,860
  Additional paid-in capital                                                    20,266,463       20,573,635
  Accumulated deficit                                                          (25,629,016)     (26,799,144)
  Translation adjustment                                                              (241)           2,806
                                                                               -----------      -----------

Total shareholders' deficit                                                     (1,533,908)      (1,897,438)
                                                                               -----------      -----------

Total liabilities and shareholders' deficit                                    $   739,482      $   511,519
                                                                               ===========      ===========

        See accompanying notes to consolidated financial statements.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           2002             2003
                                                           ----             ----
                                                        (Unaudited)      (Unaudited)

Revenue - unit sales                                    $         -      $    92,918
Revenue - net kit sales                                     221,845            2,737
Revenue - gross kit sales                                    26,376          301,775
                                                        -----------      -----------

Total revenue                                               248,221          397,430

Cost of sales                                                (4,483)         (80,362)
                                                        -----------      -----------

Gross margin                                                243,738          317,068

Selling expenses                                             10,286          361,075

Product development                                               -              494

General and administrative expense                          707,567          772,470
                                                        -----------      -----------

Loss from operations                                       (474,115)        (816,971)

Other income (expense)
  Interest expense, net                                      (9,737)          (2,044)
  Other expenses                                             (1,368)               -
                                                        -----------      -----------

Loss before income taxes                                   (485,220)        (819,015)

Income tax provision                                              -                -
                                                        -----------      -----------

Net loss                                                   (485,220)        (819,015)

Dividends accrued for Series B preferred stock               (2,417)          (2,384)
Dividends accrued for Series D preferred stock              (10,202)               -
Dividends accrued for Series G preferred stock              (16,321)         (13,799)
Dividends accrued for Series H preferred stock             (247,371)         (30,292)
Dividends accrued for Series I preferred stock                    -           (5,918)
Dividends accrued for Series J preferred stock                    -         (298,720)
                                                        -----------      -----------

Net loss applicable to common shareholders              $  (761,531)     $(1,170,128)
                                                        ===========      ===========

Weighted average number of common shares outstanding     15,570,010       25,843,743
                                                        ===========      ===========

Basic and diluted loss per share                        $     (0.05)     $     (0.05)
                                                        ===========      ===========

Comprehensive loss and its components
 consist of the following:

Net loss                                                $  (485,220)     $  (819,015)
Foreign currency translation adjustment                         472            3,047
                                                        -----------      -----------

Comprehensive loss                                      $  (484,748)     $  (815,968)
                                                        ===========      ===========

        See accompanying notes to consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2002            2003
                                                                                    ----            ----
                                                                                 (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                                                       $(485,220)      $(819,015)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   92,148          26,202
    Stock issuance for compensation                                                      -          28,000
    Options issued for compensation                                                  4,051               -
    Amortization of deferred interest                                                  521               -
    Loss on disposal of fixed assets                                                     -          15,135

    Increase (decrease) from changes in:
      Accounts Receivable                                                          (39,891)         65,187
      Other receivable                                                                 544         (17,097)
      Advance to vendors                                                                 -              11
      Inventories                                                                      604              70
      Prepaid expenses                                                              (7,197)         (8,149)
      Accounts payable and accrued expenses                                        (68,267)        158,340
                                                                                 ---------       ---------

Net cash used in operating activities                                             (502,707)       (551,316)
                                                                                 ---------       ---------

Cash flows from investing activities:
  Purchase of equipment                                                                  -          (4,429)
                                                                                 ---------       ---------

Net cash used in investing activities                                                    -          (4,429)
                                                                                 ---------       ---------

Cash flows from financing activities:
  Proceeds of Series H preferred stock                                             700,000               -
  Proceeds of Series J preferred stock                                                   -         500,000
  Payment of note payable, bank loan and license fee payable                      (407,897)        (98,335)
                                                                                 ---------       ---------

Net cash provided by financing activities                                          292,103         401,665
                                                                                 ---------       ---------

Effect of changes in exchange rates on cash                                            472           3,047
                                                                                 ---------       ---------

Net decrease in cash and cash equivalents                                         (210,132)       (151,033)

Cash and cash equivalents, beginning of period                                     232,040         224,579
                                                                                 ---------       ---------

Cash and cash equivalents, end of period                                         $  21,908       $  73,546
                                                                                 ---------       ---------

Cash paid during the period:
  Interest                                                                       $       0       $       0
                                                                                 ---------       ---------

Supplemental cash flow information
  Non cash items of disclosure
    Issuance of common stock for compensation                                    $       -       $  28,000
    Accrual of preferred dividends:                                                 39,547          76,393
    Accrued dividends converted to common stock                                     49,710             830
    Conversion of Series D preferred stock to common stock                         279,109               -
    Conversion of Series G preferred stock to common stock                          28,978           3,751
    Issuance of Warrants with Series H preferred stock issuance                    225,514               -
    Deemed dividends on Series H preferred stock                                   236,764               -
    Issuance of Warrants with Series J preferred stock issuance                          -         181,538
    Deemed dividends on Series J preferred stock                                         -          93,183

        See accompanying notes to consolidated financial statements.

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1 - Interim Periods

The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International, Corp. and its wholly-owned subsidiary Bravo! Foods, Inc. (the "Company"). The Company is engaged in the co-production, marketing and distribution of branded dairy and snack food products in the People's Republic of China and the sale of flavored milk products and flavor ingredients in the United States, Canada and Mexico.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2002.

As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $26,799,144, negative equity of $1,897,438, negative working capital of $1,711,007 and is delinquent on certain of its debts at March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to improve gross profit margins in its U.S. and China operations and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing. No assurances can be given that the Company will be successful in carrying out its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

The Company sells flavor ingredients and production rights (collectively referred to as "kits") to processor dairies in the U.S., China, Canada and Mexico and also sells flavored milk products in the U.S.. Revenue is recognized when the goods are shipped, and title and the risk and reward of ownership have been passed to the customer and possible return of goods can be reasonably estimated. The criteria to meet this guideline are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

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

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

In September 2002, the Company entered into a program with two processor dairies pursuant to which the Company sells flavored milk products to retail stores (referred to as "unit sales"). The Company benefits from the difference between the prices charged by processor dairies to produce the product for the Company and the price paid by retail stores to purchase the product. The Company bears the responsibility for paying food brokers fees, transportation and delivery expenses. The Company recognizes revenue on the net basis and recognizes the aforementioned expenses as selling expenses. Expenses for samples, slotting fees and certain promotions are treated as a reduction of reported revenue.

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


                                                                 Three Months
                                                                Ended March 31,
                                                         ----------------------------
                                                             2002            2003
                                                         ---------       ------------



Net loss:  as reported                                   $(761,531)      $(1,170,128)

Add:  total stock based employee compensation
 expense determined under fair value method for
 all awards                                                      -            (4,500)
                                                         ---------       -----------
Pro forma net loss                                       $(761,531)      $(1,174,628)
                                                         =========       ===========

Loss per share:
  As reported                                            $   (0.05)      $     (0.05)
  Pro forma                                              $   (0.05)      $     (0.05)

Note 2 - Transactions in Shareholders' Equity

On January 2, 2003, the Company issued 100,000 shares of common stock to an employee. This common stock will be issued under a Form S-8 registration statement to be filed in the second quarter of 2003. The Company recorded $28,000 of compensation expense in January 2003 for this grant.

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

On February 21, 2002, the Company issued 50,000 shares of non-voting
Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-AM") for the aggregate purchase price of $500,000. Each preferred share is convertible to 40 shares of the Company's common stock of at a per common share conversion price of $0.25, representing 2,000,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase 33.33 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.30 per common stock share, representing1,666,667 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The February 21, 2003 closing market trading price was $0.23 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. In accordance with EITF 00-27, the Company recorded a deemed dividend of $274,721 related to a beneficial conversion feature.

On February 24, 2003, the Company issued 30,000 shares of common stock to Keshet, LP, upon the conversion of 422 shares of Series G Convertible Preferred stock.

Note 3 - Adoption of New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. There was no impact on our financial position and results of operations due to the application of FIN No. 45.

In January 2003, FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's financial position and results of operations.

Note 4 - Business Segment and Geographic Information

The Company operates principally in one industry segment. The following sales information was based on customer location rather than subsidiary location.

The allocation of the cost of equipment, the current year investment in new equipment and depreciation expense have been made on the basis of the primary purpose for which the equipment was acquired. The following furniture and equipment information was based on where the furniture and equipment was used.

Geographic Area Information:


3 Months ended                   United                                             Total
March 31, 2003                   States       Canada       Mexico       China      Company
                                 ------       ------       ------       -----      -------

Revenue - unit sales            $ 92,918     $      -     $      -     $     -     $ 92,918
Revenue - net kit sales            2,737            -            -           -        2,737
Revenue - gross kit sales        205,945       35,966       59,864           -      301,775
                                --------     --------     --------     -------     --------
Total revenue                    301,600       35,966       59,864           -      397,430
Cost of goods sold               (51,989)     (10,403)     (17,970)          -      (80,362)
                                --------     --------     --------     -------     --------
Gross margin                    $249,611     $ 25,563     $ 41,894     $     -     $317,068
                                ========     ========     ========     =======     ========

Furniture and equipment, net    $ 60,410     $      -     $      -     $ 8,293     $ 68,703
                                ========     ========     ========     =======     ========


3 Months ended                   United                                             Total
March 31, 2002                   States       Canada       Mexico       China      Company
                                 ------       ------       ------       -----      -------

Revenue - net kit sales         $210,753     $      -     $      -     $     -     $210,753
Revenue - gross kit sales         11,092            -       20,125       6,251       37,468
                                --------     --------     --------     -------     --------
Total revenue                    221,845            -       20,125           -      248,221
Cost of goods sold                     -            -            -      (4,483)      (4,483)
                                --------     --------     --------     -------     --------
Gross margin                    $221,845     $      -     $ 20,125     $ 1,768     $243,738
                                ========     ========     ========     =======     ========

Furniture and equipment, net    $ 80,215     $      -     $      -     $ 9,387     $ 89,602
                                ========     ========     ========     =======     ========

             BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 5 - Subsequent Events

On April 17, 2003, the Company issued 50,000 shares of common stock to Keshet, LP, upon the conversion of 520 shares of Series G Convertible Preferred stock.

On April 22, 2003, the Company issued 50,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 519 shares of Series G Convertible Preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003

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

The Company's new product introduction and growth expansion continues to be expensive and the Company reported a net loss of $819,015 for the period ended March 31, 2003. As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at March 31, 2003 has an accumulated deficit, negative equity, is delinquent on certain debts and negative working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. and China operations in 2003 and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that the Company will be successful in carrying out the Company's plans.

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

United States - Production Agreements with Jasper Products and Shamrock Farms
-----------------------------------------------------------------------------

In the fourth quarter of 2001, the Company recognized revenue on a gross basis for the kits sold in Mexico because the Company purchased the inventory for the customer. This was the only instance in which the Company reported the revenue at gross in 2001. The Company, however, has always reported revenue generated in China at gross as it has ownership of inventory.

Commencing in the first quarter 2002, the Company recognized revenue in the United States at the gross amount of its invoices for the sale of kits at the shipment of flavor ingredients to processor dairies with whom the Company has production contacts for extended shelf life and aseptic long life milk. This recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model is allocated as follows: 95% of the revenue is for the processors' purchase of flavor ingredients; the balance of 5% represents fees charged by the Company to the processors for production rights. The price of production rights is formulated to cover the Company's cost of the Warner Bros. Looney Tunes(TM) intellectual property licenses, which in the U.S. is 5% of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of good sold the cost of flavor ingredients paid by the processor dairies to the ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

Jasper Products and Shamrock Farms, the processor dairies, charge the Company with the cost of producing Looney Tunes(TM) flavored milk. The Company is responsible for freight charges from processor dairies to retail destinations, promotion costs and product returns of product owing to defects and out of date products. In addition, the Company pays the fee charged by food brokers retained by the Company to generate sales of the Looney Tunes(TM) flavored milk products to retail outlets. In return, the Company is entitled to keep the difference between the cost charged by processor dairies and the wholesale price determined by the Company and charged to retail outlets. The Company treats this second earning event as "product sales revenue" when the revenue is realized or realizable and accrue any estimated expenses which are related to the Company's revenue at the end of each reporting period. Because the Company benefits only from the price difference and does not own the inventory, it recognizes the revenue generated through this model at net.

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

RESULTS OF OPERATIONS

Financial Condition at March 31, 2003
-------------------------------------

As of March 31, 2003, we had an accumulated deficit of $26,779,144 and cash on hand of $73,546 and reported total shareholders' deficit of $1,897,438.

For this same period of time, we had revenue of $397,430 and general and administrative expenses of $772,470.

After net interest expenses of $2,044, cost of goods sold of $80,362, product development of $494 and selling expenses of $361,075 incurred in the operations of the Company and its Chinese subsidiary, we had a net loss of $819,015.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

Consolidated Revenue

We had revenues for the three months ended March 31, 2003 of $397,430, with cost of sales of $80,362, resulting in a gross margin of $317,068. Of the $397,430, $298,863 was from sales in the U.S. operation, $59,864 from sales in Mexico and $35,966 from sales in Canada. We did not have revenue for this period in China. Our revenue for the three months ended March 31, 2003 increased by $149,209 a 60% increase compared to revenue of $248,221 for the same period in 2002. This increase is the result of greater market penetration and distribution of Looney Tunes(TM) flavored milk products, as well as the introduction of new branded products in the United States and Mexico during 2002. In addition, the Company expanded its sales territories to include Canada, which accounted for approximately 9% of sales for the three months ended March 31, 2003.

Consolidated Cost of Sales

We incurred cost of goods sold of $80,362 for the three months ended March 31, 2003, $51,989 of which was incurred in our U.S. operation, $17,970 in Mexico and $10,403 in Canada. Our cost of goods sold in 2003 increased by $75,879, a 1,693% increase compared to $4,483 for the same period in 2002. The increase in cost of goods sold reflects the full implementation of the "kit" sales model in 2002 and the concomitant increase in kit sales.

In Mexico, Canada, China and the United States, the Company's revenue is generated in part by the sale of kits to dairy processors. Each kit consists of flavor ingredients for the Company's Slammers Looney Tunes(TM) flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue and credits the processor dairies with the cost of the raw flavor ingredients, which the Company records as cost of goods sold. In addition to kit sales revenue, in the United States the Company is responsible for the sale of finished Slammers and Slim Slammers Looney Tunes(TM) flavored milk (referred to as "units sales") to retail outlets. For these unit sales, the Company also recognizes as revenue the difference between the prices charged by the processor dairies to produce the milks and the price that the Company charges to the retail outlets that purchase the milks directly from the processor dairies. Since the Company benefits from only the difference between two prices, it does not record any costs of goods sold against this revenue event.

Segmented revenues and costs of sales

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


                                                                                                     China
March 31, 2003                       Bravo! Foods International                                     Premium
                                               US Kit     US Unit                   Total Bravo!       Total       Combined
                        Canada     Mexico      Sales      Sales      US QC Sales       Sales        China Sales    Revenue
                        ---------------------------------------------------------------------------------------------------

Kit Sales Revenue
 (Ingredients)          $34,168    $55,674    $195,648          -        2,600        $288,090          -          $285,490

Kit Sales Revenue
 (Production rights)      1,798      4,190      10,297          -          137          16,422          -            16,422

Unit sales & QC
 Revenue (net sales)          -          -           -     92,918            -          92,918          -            92,918
                        ---------------------------------------------------------------------------------------------------

Gross sales
 revenue (total)         35,966     59,864     205,945     92,918        2,737         397,430          -           397,430

Cost of sales            10,403     17,970      51,989          -            -          80,362          -            80,362
                        ---------------------------------------------------------------------------------------------------
Gross margin            $25,563    $41,894    $153,956    $92,918       $2,737        $317,068          -          $317,068





                                                                                                     China
March 31, 2002                     Bravo! Foods International Corp                                  Premium
                                               US Kit     US Unit                   Total Bravo!       Total       Combined
                        Canada     Mexico      Sales      Sales      US QC Sales       Sales        China Sales    Revenue
                        ---------------------------------------------------------------------------------------------------

Kit Sales Revenue
 (Ingredients)           -         $19,119     -           -            $             $ 19,119          $6,063     $ 25,182

Kit Sales Revenue
 (Production rights)     -           1,006     -           -              11,092         12,098            188       12,286

Unit sales & QC
 Revenue (net sales)     -               -     -           -             210,753       210,753               -      210,753
                        ---------------------------------------------------------------------------------------------------

Gross sales
 revenue (total)         -          20,125     -           -             221,845       241,970           6,251      248,221

Cost of sales            -               -     -           -                   -             -           4,483        4,483
                        ---------------------------------------------------------------------------------------------------
Gross margin             -         $20,125     -           -            $221,845      $241,970          $1,768     $243,738

United States (Jasper, Shamrock and Parmalat Sales)
---------------------------------------------------

Revenues for the period ended March 31, 2003 from kit sales in the
United States in which the Company was directly involved increased from $0 for the same period in 2002 to approximately $205,945. Prior to the second quarter of 2002, the Company sold kits primarily through Quality Chek'd Diaries and did not recognize gross revenues from kit sales. In the period ended March 31, 2002, the Company recognized $221,845 from net sales
through Quality Chek'd.   In the same period in 2003, the Company
recognized revenue of approximately $2,737 from sales through Quality Chek'd, a 98.7% decrease from revenue of $221,845 generated in 2002.

In addition to kit sales, in the period ended March 31, 2003, the Company had revenues of approximately $92,918 from selling finished product unit sales to retail outlets. There were no comparable unit sales for the same period in 2002.


Revenues from direct kit sales and unit sales since March 31,2002 were the result of the implementation of a refined business plan under which the Company took control of all sales on a kit level and, in the United States, on a unit sales level. The decrease in revenues from kit sales through Quality Chek'd was the result of the phasing out of the Company's relationship with Quality Chek'd and the implementation of a refined business plan.

The Company incurred cost of sales of approximately $80,362, attributable to kit sales in the period ended March 31, 2003. The Company did not have costs of sales for direct kit sales in the period ended March 31, 2002. While the Company did have revenue from kit sales through Quality Chek'd, there are no costs of sales associated with that net revenue. Similarly, revenues from unit sales to retail outlets are on a net basis and do not have an associated cost sales expenses.

In the period ended March 31, 2003, the Company's gross margin for U.S. sales of approximately $248,611, increased by $27,766, or by 12.5%, from $221,845 for the same period in 2002. The increase in gross margin was the result of the increase in the Company's kit sale revenue and the increase of unit sales revenue. Ultimately the increase in gross margin is due to the Company's implementation of a new business plan that gave the Company greater control over the sales, marketing and promotion of the flavored milks.

Mexico and Canada
-----------------

Revenues for the period ended March 31, 2003 from kit sales in Mexico increased 197% from approximately $20,125 for the same period in 2002 to approximately $59,864 in 2003. The increase was the result of greater market penetration and brand awareness in Mexico. Canada sales commenced subsequent to the period ended March 31, 2002 and generated revenue of approximately $35,966 for the period ended March 31, 2003.

The Company did not record cost of sales for the period ended March
31, 2002 in connection with its Mexico sales. The Company recorded costs of sales of $10,403 for Mexico and $17,970 for Canada for the period ended March 31, 2003.

      For the period ended March 31, 2003, the Company's gross profit of approximately $41,894 for sales in Mexico increased by $21,769, or 108%, from approximately $20,125 for the same period in 2002. The increase in gross profit was consistent with the increase in sales volume.

China
-----

The Company did not have sales in its China operation for the period ended March 31, 2003. The lack of sales was the result of the set up of a new processing plant by our third party dairy processor in Beijing. The advent of SARS in Beijing has contributed to the delayed commencement of production at this new processing facility.

Consolidated Operating Expenses

The Company incurred selling expenses of $361,075 for the period ended March 31, 2003, all of which was incurred in the Company's North America Bravo! operations. The Company's selling expense for this period increased by approximately $350,789, a 3410% increase compared to selling expense of approximately $10,286 for the same period in 2002, of which approximately $3,000 was incurred in the Company's North America Bravo! operations and approximately $7,286 was incurred in China. The increase in selling expenses in the current period was due mainly to the fact that the Company adopted the refined business plan in the U.S. for the Company's North America Bravo! operations.

Of the increase of $350,789, approximately $119,417 was incurred for freight and delivery expense, approximately $29,412 was related to food brokerage fees, approximately

$37,393 was related to marketing, approximately $46,867 for sample expenses, $112,765 for reclamation of product approaching sell by dates and $10,563 for advertising expense due to the ramp-up of the national United States sales program. As a percentage of total revenue, the Company's selling expense increased from approximately 4.1% of total revenue for the period ended March 31, 2002, to approximately 90.9% of total revenue for the current period in 2003. The high reclamation costs have resulted from the rapid expansion of sales and distribution into new markets for the Company's Slammers milk products. In those markets where sales have not met initial expectations, the Company reclaims product for disposition as the product approaches "sell by" dates. As markets mature, the Company believes that reclamation costs will significantly decrease.

The Company incurred general and administrative expenses for the period ended March 31, 2003 of approximately $772,470, consisting of $709,535 in its North America Bravo! operations and $62,935 in its China operations. The Company's general and administrative expenses for this period increased by approximately $64,903, a 9.2% increase compared to approximately $707,567 for the same period in 2002, of which $690,585 was incurred in the Company's North America Bravo! operations and approximately $16,982 was incurred in China. The increase of approximately $18,950 in general and administrative expenses in the Company's North America Bravo! operations for the current period in 2003 is the result mainly of additional expenses incurred in the administration of marketing, sales and distribution issues appurtenant to an expanding market base. In the Company's China operation, the total general and administrative expenses increased by approximately $45,953, due mainly to additional travel, telephone, postage and other office supplies associated with the attempts to launch a school based sales program with a third party processor located in Beijing.

As a percentage of total revenue, the Company's general and administrative expenses decreased from 285% in the period ended March 31, 2002, to 194.5% for the current period in 2003, due to the fact that revenue increased by 60% for the current period in 2003 from the period ended March 31, 2002. The Company anticipates a reduction of these expenses through cost cutting efforts and the refinement of business operations.

Interest Expense

The Company incurred net interest expense for the period ended March
31, 2003 of approximately $2,044, consisting of approximately $2,000 in its U.S. operations and $44 in its China operations. The Company's interest expense decreased by approximately $7,693, a 79% decrease, compared to approximately $9,737 for the same period in 2002, almost all of which was incurred in the U.S. The decrease was due to the fact that the Company paid a loan of $250,000 in the US in 2002.

Loss Per Share

The Company accrued dividends payable of approximately $351,113, including deemed dividends, to various series of preferred stock during the period ended March 31, 2003. The Company's accrued dividends increased for this period by approximately $74,802 due to deemed dividends of approximately $298,720 that are related to the issuance of Series J preferred stock in 2003. With the increase in net loss before accrued dividends of approximately $351,113, the

Company's current period loss per share was $0.05, compared to loss per share of $0.05 for the same period in 2002

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company reported that net cash used in operating activities was approximately $551,316, net cash provided by financing activities was approximately $401,665 and net cash used in investing activities was $4,429. The Company had a negative working capital of approximately $ 1,711,007 as of March 31, 2003.

Compared to approximately $502,707 of net cash used in operating activities in the period ended March 31, 2002, the Company's current year net cash used in operating activities increased by approximately $48,609 to $551,316 due mainly to the fact that the Company did not use its equity to pay service providers in lieu of cash payments in this current period. Included in the net loss in this current period were depreciation and amortization and stock compensation of approximately $54,202, compared to approximately $96,199 for the same period in 2002. This decrease was due to the decrease in the Warner Bros. license rights amortization.

Changes in accounts receivable in this current period in 2003 resulted in a cash increase of approximately $65,187, compared to a cash decrease in receivables of approximately $39,891 for the same period in 2002, having a net result of an increase of approximately $105,078. The changes in accounts payable and accrued liabilities in the period ended March 31, 2002 contributed to a cash decrease of approximately $68,267, whereas the changes in accounts payable and accrued liabilities for the current period in 2003 amounted to an increase of approximately $158,340. The Company has adopted and will keep implementing cost cutting measures to lower the Company's cost and expense and to pay the Company's accounts payable and accrued liabilities by using cash and equity instruments. The Company's cash flow generated through operating activities was inadequate to cover all of the Company's cash disbursement needs in the period ended March 31, 2003, and the Company had to rely on equity financing to cover expenses.

The Company's cash used in investing activities for furniture and equipment was approximately $4,429 for computer equipment in the U.S. Compared to disbursements in the same period in 2002, the $4,429 expenditure was insignificant.

The Company's net cash provided by financing activities for the period ended March 31, 2003 was approximately $401,665. New cash provided by financing activities for the same period in 2002 was approximately $292,103 for a net increase of approximately $109,562. The increase was due to issuing Series J preferred stock with total proceeds of approximately $500,000 in this current period. The Company paid approximately $98,335 for Warner Bros.' guaranteed royalty payments during this current period in 2003.

The remaining proceeds were used for working capital purposes. Notwithstanding total cash proceeds of approximately $500,000, the Company owed approximately $171,718 as of March 31, 2003 for Warner Bros. license guaranteed royalty payments. The Company has proposed a concession on the remaining $147,115 guaranteed royalty payments to Warner Bros. for the Company's China license owing, in part, to the lack of success in introducing Looney

Tunes(TM) characters through cartoons and movies to consumers in mainland China. In addition, the Company has arranged for the payment of the outstanding balance due on the Mexico license. From December 31, 2002 through March 31, 2003, the Company reduced its indebtedness to Warner Bros. by approximately $98,335.

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

The Company currently has monthly working capital needs of approximately $240,000. In the third quarter 2002, the Company anticipated that the Company's total revenues would reach $1,750,000 through the year ended December 31, 2002. While the Company realized that goal, it incurred and continues to incur significant selling and other expenses in order to derive more revenue in retail markets. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as the Company expands its sales markets and increases its sales within established markets. Freight charges will be reduced as the Company is able to ship more full truck-loads of product given the reduced per unit cost associated with full truck loads versus less than full truck loads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. Slotting fees and promotional discounts reduced the Company's unit sales revenue for the period ended March 31, 2003 by $23,719 and the Company's kit sales revenue from Parmalat by approximately $25,296. A continued increase in sales to existing customers increases the Company's gross margins on those sales. The Company believes that along with the increase in the Company's unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate the Company's cash needs. In addition, the Company is actively seeking additional financing to support its operational needs and to develop an expanded promotional program for the Company's products.

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

In June 2000, the Company executed an exclusive aseptic tetra-brik production agreement with a division of Parmalat USA Corp. for Looney Tunes(TM) flavored milk, as well as the Company's new Slammers Fortified Reduced Fat Milk(TM). The Company launched this new aseptic tetra-brik product in September 2002 and launched Slim Slammers, a low fat, no sugar added version of this product in November 2002. The Company expects this product to have a continued positive impact upon the Company's revenues in 2003.

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

                                               Amount      Expiration
License           Guaranty     Balance Due    Past Due       Date
-------           --------     -----------    --------     ----------

U.S. License      $500,000      $      -      $      -      12/31/03
U.S. TAZ          $250,000      $      -      $      -           N/A
China             $400,000      $147,115      $147,115      06/30/03
Mexico            $145,000      $ 21,250      $ 21,250*     05/31/04
Canada            $ 32,720      $      -      $      -      03/31/04

*     $6,250 remains past due as of May 12, 2003.

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

NEW ACCOUNTING ANNOUNCEMENTS NOT ADOPTED YET

In November 2002, the FASB issued Interpretation No. 45 ("FIN No.
45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company's Certificate of Incorporation provides that the Company "shall be empowered to indemnity" to the full extent of its power to do so, all directors and officers, pursuant to the applicable provisions of the Delaware General Corporation Law. The Company will indemnify its officers and directors to the full extent permitted under
Section 145 of the Delaware General Corporation Law. The Company has determined that there has been no impact due to the application of FIN No. 45 on our financial position and results of operations.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On January 2, 2003, the Company entered into an employment agreement with Mr. Roy Toulan, who was appointed as the Company's vice-president and general counsel. Pursuant to this employment agreement, the Company granted Mr. Toulan 100,000 shares of common stock with the approval of the Board of Directors. This common stock will be issued under a Form S-8 registration statement to be filed in the second quarter of 2003. The Company recorded $28,000 of compensation expense in January 2003 for this grant.

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

On February 21, 2003, the Company issued 50,000 shares of non-voting
Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-Am") for the aggregate purchase price of $500,000. Each preferred share is convertible to 40 shares of the Company's common stock of at a per common share conversion price of $0.25, representing 2,000,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase 33.33 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.30 per common stock share, representing 1,666,667 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The February 21, 2003 closing market trading price was $0.23 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. In accordance with EITF 00-27, the Company recorded a deemed dividend of $274,721 related to a beneficial conversion feature for this issuance.

On February 4, 2003, the Company issued 30,000 shares of common stock to Keshet, LP, upon the conversion of 422 shares of Series G Convertible Preferred, at a conversion price of $0.1960.

Subsequent Events

On April 17, 2003, the Company issued 50,000 shares of common stock to Keshet, LP, upon the conversion of 520 shares of Series G Convertible Preferred, at a conversion price of $0.1480.

On April 22, 2003, the Company issued 50,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 519 shares of Series G Convertible Preferred, at a conversion price of $0.1480.

Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits - Required by Item 601 of Regulation S-B: None

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

Form 8-K concerning matters discussed at open telephonic conference in connection with annual report, filed on April 30, 2003


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

BRAVO! FOODS INTERNATIONAL CORP. (Registrant)

Date:  May 15, 2003


/s/Roy G. Warren
-----------------------------------
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, China Peregrine Food Corporation has caused this amended report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                  Title                              Date
---------                  -----                              ----

/s/ Roy G. Warren         Chief Executive Officer         May 15, 2003
                          and Director

/s/ Michael L. Davis      Chief Financial Officer         May 15, 2003


                                CERTIFICATION

I, Roy G. Warren, certify that:

      1. I have reviewed this report on Form 10-QSB of Bravo! Foods International Corp.

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



May 15, 2003                        By /s/ Roy G. Warren
                                           ________________________
                                           Roy G. Warren
                                           Chief Executive Officer


                                CERTIFICATION

I, Michael L. Davis, certify that:

      1. I have reviewed this report on Form 10-QSB of Bravo! Foods International Corp.

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



May 15, 2003                           By /s/ Michael L. Davis
                                          _________________________
                                          Michael L. Davis