Form 10QSB
period 2003-06-30
BRAVO FOODS INTERNATIONAL CORP
filed 2003-08-14
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2003

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

          Date                 Class                 Shares Outstanding
      August 8, 2003        Common Stock                 26,162,854

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [X]

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated balance sheets as of                              F-1
         June 30, 2003 (unaudited) and December 31, 2002

         Consolidated statements of operations                          F-3
         (unaudited) for the three and six months ended
         June 30, 2003 and 2002

         Consolidated statements of cash flows                          F-4
         (unaudited) for the six months ended
         June 30, 2003 and 2002

         Notes to consolidated financial statements (unaudited)         F-5

Item 2.  Management's Discussion and Analysis of Financial              10
         Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds                      22

Item 6.  Exhibits and reports on Form 8-K                               23

SIGNATURES                                                              24

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                              December 31,      June 30,
                                                                                  2002            2003
                                                                              ------------      --------

Assets

Current assets:
  Cash and cash equivalents                                                   $   224,579     $    91,235
  Accounts receivable                                                             236,149         139,639
  Other receivable                                                                 14,662          75,718
  Advance to vendor                                                                 8,719           8,732
  Inventories                                                                      55,062          55,142
  Prepaid expenses                                                                  7,605         112,524
                                                                              -----------     -----------

Total current assets                                                              546,776         482,990

Furniture and equipment, net                                                       89,602          71,620
License rights, net of accumulated amortization                                    88,104          56,085
Deposits                                                                           15,000          10,000
                                                                              -----------     -----------

Total assets                                                                  $   739,482     $   620,695
                                                                              ===========     ===========

Liabilities and Capital Deficit

Current liabilities:
  Note payable to International Paper                                         $   187,743     $   187,743
  Notes payable to individual lenders                                             100,000         100,000
  License fee payable to Warner Brothers                                          270,053         147,115
  Accounts payables                                                             1,039,313       1,281,430
  Accrued liabilities                                                             409,615         491,949
                                                                              -----------     -----------

Total current liabilities                                                       2,006,724       2,208,237

Dividends payable                                                                 266,666         424,319
                                                                              -----------     -----------

Total liabilities                                                               2,273,390       2,632,556
                                                                              -----------     -----------

    The financial statements should be read in conjunction with the notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10KSB.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                              December 31,      June 30,
                                                                                  2002            2003
                                                                              ------------      --------

Commitments and contingencies

Capital Deficit (Note 2):
  Series B convertible, 9% cumulative, and redeemable preferred stock, stated value $1.00 per share, 1,260,000 shares authorized, 107,440
   shares issued and outstanding, redeemable at $107,440                          107,440         107,440
  Series F convertible and redeemable preferred stock, stated value $10.00
   per share, 130,515 shares issued and outstanding                             1,205,444       1,205,444
  Series G convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 70,208 and 67,323 shares issued and
   outstanding                                                                    624,115         595,265
  Series H convertible, 7% cumulative and redeemable preferred stock,
   stated value $10.00 per share, 175,500 shares issued and outstanding           939,686         939,686
  Series I convertible, 8% cumulative and redeemable preferred stock,
   stated value $10.00 per share, 30,000 shares issued and outstanding             72,192          72,192
  Series J convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 100,000 and 200,000 shares issued and
   outstanding                                                                    854,279       1,854,279
  Common stock, par value $0.001 per share, 50,000,000 shares authorized,
   25,732,854 and 26,162,854 shares issued and outstanding                         25,730          26,160
  Additional paid-in capital                                                   20,266,463      20,695,767
  Accumulated deficit                                                         (25,629,016)    (27,507,581)
  Translation adjustment                                                             (241)           (513)
                                                                              -----------     -----------

Total capital deficit                                                          (1,533,908)     (2,011,861)
                                                                              -----------     -----------

Total liabilities and capital deficit                                         $   739,482     $   620,695
                                                                              ===========     ===========

    The financial statements should be read in conjunction with the notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10KSB.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                        ---------------------------     ---------------------------
                                                            2002            2003            2002            2003
                                                            ----            ----            ----            ----
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenue - unit sales                                    $   236,664     $   133,142     $   236,664     $   226,060
Revenue - net kit sales                                     186,023               -         407,868           2,737
Revenue - gross kit sales                                    73,492         221,328          99,868         523,103
                                                        -----------     -----------     -----------     -----------

Total revenue                                               496,179         354,470         744,400         751,900

Cost of sales                                               (72,004)        (42,173)        (76,487)       (122,535)
                                                        -----------     -----------     -----------     -----------

Gross margin                                                424,175         312,297         667,913         629,365

Selling expense                                               7,228         319,455          17,514         680,530
Product development                                               -           1,160               -           1,654

General and administrative expenses                       1,508,944         518,661       2,216,511       1,291,131
                                                        -----------     -----------     -----------     -----------
Loss from operations                                     (1,091,997)       (526,979)     (1,566,112)      1,343,950

Other income (expense):
  Interest expense, net                                     (10,559)         (2,035)        (21,664)         (4,079)
                                                        -----------     -----------     -----------     -----------

Loss before income taxes                                 (1,102,556)       (529,014)     (1,587,776)     (1,348,029)
Provision for income taxes                                        -               -               -               -
                                                        -----------     -----------     -----------     -----------
Net loss                                                 (1,102,556)       (529,014)     (1,587,776)     (1,348,029)

Dividends accrued for Series B preferred stock               (2,444)         (2,411)         (4,861)         (4,795)
Dividends accrued for Series D preferred stock               (6,905)              -         (17,107)              -
Dividends accrued for Series G preferred stock              (15,151)        (13,607)        (31,472)        (27,406)
Dividends accrued for Series H preferred stock              (16,627)        (30,628)       (263,998)        (60,920)
Dividends accrued for Series I preferred stock             (295,001)         (5,984)       (295,001)        (11,902)
Dividends accrued for Series J preferred stock                    -         (34,302)              -         (58,302)
Deemed dividend on Series J preferred stock                       -         (92,491)              -        (367,211)
                                                        -----------     -----------     -----------     -----------

Net loss applicable to common shareholders              $(1,438,684)    $  (708,437)    $(2,200,215)    $(1,878,565)
                                                        ===========     ===========     ===========     ===========

Weighted average number of common shares outstanding     17,452,542      26,032,085      16,498,111      25,938,434
                                                        ===========     ===========     ===========     ===========

Basic and diluted loss per share                        $     (0.08)    $     (0.03)    $     (0.13)    $     (0.07)
                                                        ===========     ===========     ===========     ===========

Comprehensive loss and its components
 consist of the following:
  Net loss                                              $(1,102,556)    $  (529,014)    $(1,587,776)    $(1,348,029)
  Foreign currency translation adjustment                      (472)         (3,319)              -            (272)
                                                        -----------     -----------     -----------     -----------

Comprehensive loss                                      $(1,102,028)    $  (532,333)    $(1,587,776)    $(1,348,301)
                                                        ===========     ===========     ===========     ===========

    The financial statements should be read in conjunction with the notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10KSB.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Six Months Ended June 30,
                                                                                 ---------------------------
                                                                                     2002            2003
                                                                                     ----            ----
                                                                                  (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                                                       $(1,587,776)    $(1,348,029)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    283,070          49,515
    Stock issuance for compensation                                                  516,204          28,000
    Loss on disposal of fixed assets                                                       -          15,853

    Increase (decrease) from changes in:
      Accounts Receivable                                                           (165,830)         96,510
      Other receivable                                                                   (41)        (61,056)
      Advance to vendors                                                               3,200             (13)
      Inventories                                                                        604             (80)
      Prepaid expenses                                                               (11,564)        (99,919)
      Accounts payable and accrued expenses                                           93,858         324,452
      License rights                                                                (282,720)              -
                                                                                 -----------     -----------
Net cash used in operating activities                                             (1,150,995)       (994,767)
                                                                                 -----------     -----------

Cash flows from investing activities:
  Purchase of equipment                                                                    -         (15,367)
                                                                                 -----------     -----------

Net cash used in investing activities                                                      -         (15,367)
                                                                                 -----------     -----------

Cash flows from financing activities:
  Proceeds of Series H preferred stock                                               700,000               -
  Proceeds of Series I preferred stock                                               287,988               -
  Proceeds of Series J preferred stock                                                     -       1,000,000
  Proceeds from exercise of stock options                                            330,000               -
  Payment of note payable, bank loan and license fee payable                        (352,768)       (122,938)
                                                                                 -----------     -----------

Net cash provided by financing activities                                            965,220         877,062
                                                                                 -----------     -----------

Effect of changes in exchange rates on cash                                                -            (272)
                                                                                 -----------     -----------

Net decrease in cash and cash equivalents                                           (185,775)       (133,344)

Cash and cash equivalents, beginning of period                                       232,040         224,579
                                                                                 -----------     -----------

Cash and cash equivalents, end of period                                         $    46,265     $    91,235
                                                                                 -----------     -----------


    The financial statements should be read in conjunction with the notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10KSB.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1 - Interim Periods

The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International, Corp. and its wholly owned
Chinese subsidiary China Premium Foods (Shanghai) Co., Ltd. (the "Company"). The Company is engaged in the sale of flavored milk products and flavor ingredients in the United States, Canada and Mexico and the co-production, marketing and distribution of branded dairy and snack food products in the People's Republic of China.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three or six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2002.

As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $27,507,581, a capital deficit of $2,011,861, negative working capital of $1,725,247 and is delinquent on certain of its debts at June 30, 2003. Further, the Company's auditors stated in their report on the Company's Consolidated Financial Statements for the year ended December 31, 2002, that these conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management plans to improve gross profit margins in its U.S. and China operations and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing. No assurances can be given that the Company will be successful in carrying out its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

The Company sells flavor ingredients and production rights (collectively referred to as "kits") to processor dairies in the U.S., China, Canada and Mexico and also sells flavored milk products in the U.S. Revenue is recognized when the goods are shipped, and title and the risk and reward of ownership have been passed to the customer and possible return of goods can be reasonably estimated. The criteria to meet this guideline are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

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

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

In May 2002, the Company entered into a program with two processor dairies pursuant to which the Company sells flavored milk products to retail stores (referred to as "unit sales"). The Company benefits from the difference between the prices charged by processor dairies to produce the product for the Company and the price paid by retail stores to purchase the product. The Company bears the responsibility for paying food brokers fees, transportation and delivery expenses. The Company recognizes revenue on the net basis and recognizes the aforementioned expenses as selling expenses. Expenses for samples, slotting fees and certain promotions are treated as a reduction of reported revenue.

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


                                                            Six Months
                                                          Ended June 30,
                                                   ---------------------------
                                                       2002            2003
                                                   -----------     -----------

Net loss: as reported                              $(2,200,215)    $(1,878,565)

Add: total stock based employee compensation
 expense determined under fair value method for
 all awards                                                  -          (4,500)
                                                   -----------     -----------
Pro forma net loss                                 $(2,200,215)    $(1,878,565)
                                                   ===========     ===========
Loss per share:
  As reported                                      $     (0.13)    $     (0.07)
  Pro forma                                        $     (0.13)    $     (0.07)

Note 2 - Capital Deficit

      On January 2, 2003, the Company issued 100,000 shares of common stock to an employee. This common stock will be issued under a Form S-8 registration statement to be filed in the third quarter of 2003. In January 2003, the Company recorded $28,000 of compensation expense based upon a signing bonus for this grant.

             BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

      On January 2, 2003 the Company granted options for 100,000 shares of common stock to Mr. Toulan pursuant to an employment contract. These options vested immediately, expire on December 30, 2007 and have an exercise price of $0.40 per share.

      Further, the Company granted options for 200,000 shares of common stock to Mr. Toulan pursuant to an employment contract. These options have an exercise price of $0.40 per share. Options for 100,000 shares vest on each of December 31, 2003 and 2004, and expire on each of December 30, 2008 and December 30, 2009, respectively.

      On February 4, 2003, the Company issued 30,000 shares of common stock to Keshet, LP, upon the conversion of 480 shares of Series G Convertible Preferred stock.

      On February 21, 2002, the Company issued 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-AM") for the aggregate purchase price of $500,000. Each preferred share is convertible to 40 shares of the Company's common stock at a per common share conversion price of $0.25, representing 2,000,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase 33.33 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.30 per common stock share, representing 1,666,667 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The February 21, 2003 closing market trading price was $0.23 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. In accordance with EITF 00-27, the Company recorded a deemed dividend of $274,720 related to a beneficial conversion feature.

      On April 14, 2003, the Company issued 50,000 shares of common stock to Keshet, LP, upon the conversion of 596 shares of Series G Convertible Preferred, at a conversion price of $0.148. The conversion included accrued and unpaid dividends on the preferred converted.

      On April 22, 2003, the Company issued 50,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 595 shares of Series G Convertible Preferred, at a conversion price of $0.148. The conversion included accrued and unpaid dividends on the preferred converted.

      On May 22, 2003, the Company issued 100,000 shares of common stock to Keshet, LP, upon the conversion of 607 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

      On May 22, 2003, the Company issued 100,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 607 shares of Series G Convertible Preferred, at a conversion price of $0. 076. The conversion included accrued and unpaid dividends on the preferred converted.

      On May 29, 2003, the Company issued 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-Am") for the aggregate purchase price of $500,000. Each preferred share is convertible to 50 shares of the Company's common stock at a per common share conversion price of

             BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

$0.20, representing 2,500,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase 40 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.25 per common stock share, representing
2,000,000 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The May 22, 2003 closing market trading price was $0.12 per share. In addition, the following adjustments were made to prior issued Warrants for the purpose of facilitating future fund raising by the Company arising out of the exercise of the Warrants by Holder. The Purchase Price, as defined in the Warrants No. 1 and 2, has been reduced to $0.25, subject to further adjustment as described in the Warrants. The Warrant Stock provided for in Warrant No.1 has been increased by 1,500,000 shares. The Warrant Stock provided for in Warrant No. 2 has been increased by 333,333 shares. The Expiration Date, as defined in the respective Warrants, remains as stated (see page 23 for explanation). The trading price Call Option trigger set forth in Section 9 (b) of the Warrants has been reduced from $1.75 to $0.75 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933. The value of the warrants, $92,491, was determined using the Black-Scholes model.

Note 3 - Adoption of New Accounting Standards

      In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company's Certificate of Incorporation provides that the Company "shall be empowered to indemnify" to the full extent of its power to do so, all directors and officers, pursuant to the applicable provisions of the Delaware General Corporation Law. The Company has adopted the position that it will indemnify its officers and directors to the full extent permitted under Section 145 of the Delaware General Corporation Law. There was no impact on our financial position and results of operations due to the application of FIN No. 45.

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

             BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

Geographic Area Information:


6 Months ended                   United                                               Total
June 30, 2003                    States       Canada       Mexico      China         Company
                                 ------       ------       ------      -----         -------

Revenue - unit sales            $226,060     $      -     $      -     $      -     $ 226,060
Revenue - net kit sales            2,737            -            -            -         2,737
Revenue - gross kit sales        372,578       28,187       93,770       28,568       523,103
                                --------     --------     --------     --------     ---------
Total revenue                    601,375       28,187       93,770       28,568       751,900
Cost of goods sold               (74,471)     (10,402)     (29,910)      (7,752)     (122,535)
                                --------     --------     --------     --------     ---------

Gross margin                    $526,904     $ 17,785     $ 63,860     $ 20,816     $ 629,365
                                ========     ========     ========     ========     =========

Furniture and equipment, net    $ 63,768     $      -     $      -     $  7,852     $  71,620
                                ========     ========     ========     ========     =========


6 Months ended                   United                                               Total
June 30, 2002                    States       Canada       Mexico      China         Company
                                 ------       ------       ------      -----         -------

Revenue - net kit sales         $407,868     $      -     $      -     $      -     $ 407,868
Revenue - gross kit sales        236,644       46,372       44,700        8,816       336,532
                                --------     --------     --------     --------     ---------
Total revenue                    644,512       46,372       44,700        8,816       744,400
Cost of goods sold               (69,966)      46,372       44,700       (6,521)      (76,487)
                                --------     --------     --------     --------     ---------

Gross margin                    $574,546     $ 46,372     $ 44,700     $  2,295     $ 667,913
                                ========     ========     ========     ========     =========

Furniture and equipment, net    $ 71,563     $      -     $      -     $ 30,214     $ 101,777
                                ========     ========     ========     ========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003

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

      The Company's new product introduction and growth expansion continues to be expensive and the Company reported a net loss of 1,348,029 for the six months ended June 30, 2003. As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at June 30, 2003 has an accumulated deficit, a capital deficit, is delinquent on certain debts and has negative working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. and China operations in 2003 and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that the Company will be successful in carrying out the Company's plans.

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

Revenue recognition

Pre 2002
--------

      Prior to 2002, the Company recognized revenue on a net basis, when it received net kit revenues from Quality Chek'd, a national dairy cooperative that coordinated and implemented the kit sales to it's member dairy processors. The Company did not record cost of sales under this model because it benefited only by the net amount received, and the Company did not have the unilateral discretion to determine the sales price of kits. This practice existed from the third quarter of 2000 until its phase out during the third quarter of 2002.

United States - Production Agreements with Jasper Products and Shamrock
Farms
---------------------------------------------------------------------------

      Commencing in the first quarter 2002, the Company recognized revenue in the United States at the gross amount of its invoices for the sale of kits at the shipment of flavor ingredients to Jasper Products and Shamrock Farms, two processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. Revenue recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model is allocated as follows: 95% of the revenue is for the processors' purchase of flavor ingredients; the balance of 5% represents fees charged by the Company to the processors for production rights. The price of production rights is based upon the Company's cost of the Warner Bros. Looney Tunes(tm) intellectual property licenses, which in the U.S. is 5% of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of good sold the cost of flavor ingredients paid by the processor dairies to the ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

      The processor dairies charge the Company with the cost of producing Looney Tunes(tm) flavored milk. The Company is responsible for freight charges from processor dairies to retail destinations, promotion costs and product returns of product owing to defects and out of date products. In addition, the Company pays the fee charged by food brokers retained by the Company to generate sales of the Looney Tunes(tm) flavored milk products to retail outlets. In return, the Company is entitled to keep the difference between the cost charged by processor dairies and the wholesale price determined by the Company and charged to retail outlets. The Company treats this second earning event as "product sales revenue" when the revenue is realized or realizable and accrue any estimated expenses which are related to the Company's revenue at the end of each reporting period. Because the Company benefits only from the price difference and does not own the inventory, it recognizes the revenue generated through this model at net.

      In the second quarter of 2003, the Company consolidated its out sourced processing with Jasper Products, which is currently the sole processor for the Company in the United States. This consolidation will result in greater efficiencies in the cost of processing and freight charges.

International Sales and U.S. Sales to Parmalat
----------------------------------------------

      The Company sells "kits" to processors in Mexico, Canada, China and to Parmalat in the United States. The kits include the cost of flavor ingredients and rights to produce, market, distribute and sell the Looney Tunes(tm) flavored milk to retailers. As a matter of convenience, processors purchase the flavor ingredients for the kits directly from a designated ingredients supplier and are invoiced by the Company for the full price of the "kits" with a credit for the cost of flavor ingredients purchased by the processors. The Company is directly responsible for the administration of these sales, including the collection of receivables. Dairy processors are responsible for production, marketing, distribution and sales of the Looney Tunes(TM) flavored milk to retailers. The normal production cycle for processors' utilization of purchased flavor ingredients has ranged from 6 weeks in Mexico, 4 weeks for Parmalat (U.S.) and 3 weeks for Canada. This type of sale was initiated at the end of 2001 with Mexico; Parmalat and Canada were added in the third quarter of 2002.

      The Company recognizes revenue at the gross amount of kit invoices after shipment of flavor ingredients based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and the Company's credit risk to pay for ingredients if processors do not pay ingredient suppliers. The Company attributes the majority of the kit price to the sale of flavor ingredients (95% in the U.S., for example) and the balance (5% in the U.S.) to the Company's grant of production rights to processor dairies. The price of production rights is formulated to cover the Company's costs of the Warner Bros. Looney Tunes(TM) intellectual property licenses, which currently amount to 5% of the total cost of kits sold to the processors under the production agreements for the U.S., 7% for Mexico, 5% for Canada and 3% for China. The Company's recognition of revenue generated from the sale of production rights associated with the flavor ingredients is upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

RESULTS OF OPERATIONS

Financial Condition at June 30, 2003
------------------------------------

      As of June 30, 2003, we had an accumulated deficit of $27,507,581 and cash on hand of $91,235 and reported total shareholders' deficit of $2,011,861

      For this same period of time, we had revenue of $751,900 and general and administrative expenses of $1,291,131.

      After net interest expenses of $4,079, cost of goods sold of $122,535, product development of $1,654 and selling expenses of $680,530 incurred in the operations of the Company and its Chinese subsidiary, we had a net loss of $1,348,029.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002
-------------------------------------------------------------------------

Consolidated Revenue

      We had revenues for the six months ended June 30, 2003 of $751,900, with cost of sales of $122,535, resulting in a gross margin of $629,365. Of the $751,900, $601,375 was from sales in the U.S. operation, $93,770 from sales in Mexico, $28,187from sales in Canada and $28,568 from sales in China. Our revenue for the six months ended June 30, 2003 increased by $7,500 a 1% increase compared to revenue of $744,440 for the same period in 2002.

Consolidated Cost of Sales

      We incurred cost of goods sold of $122,535 for the six months ended June 30, 2003, $74,471 of which was incurred in our U.S. operation, $29,910 in Mexico, $10,402 in Canada and $7,752 in China. Our cost of goods sold in 2003 increased by $46,048, a 60% increase compared to $76,487 for the same period in 2002. The increase in cost of goods sold reflects additional costs associated with the full implementation of the kit sales model in 2002 and the unit sale model in 2003.

      In Mexico, Canada, China and the United States, the Company's revenue is generated in part by the sale of kits to dairy processors. Each kit consists of flavor ingredients for the Company's Slammers Looney Tunes(TM) flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue and credits the processor dairies with the cost of the raw flavor ingredients, which the Company records as cost of goods sold. In addition to kit sales revenue, in the United States the Company is responsible for the sale of finished Slammers and Slim Slammers Looney Tunes(TM) flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, the Company also recognizes as revenue the difference between the prices charged by the processor dairies to produce the milk and the price that the Company charges to the retail outlets that purchase the milk directly from the processor dairies. Since the Company benefits from only the difference between two prices, it does not record any costs of goods sold against this revenue event.

Segmented revenues and costs of sales

      The table set forth on page F-9 of this report presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. Revenues from Canada are generated by kit sales to Farmers Dairy, a Halifax dairy processor. Revenues from Mexico are generated from kit sales to Neolac, a dairy processor in central Mexico. In the United States, revenues are generated by kit sales Parmalat, which is responsible for marketing and sales, and kit sales to independent dairy processors that produce extended shelf life and aseptic long life Slammers Looney Tunes(TM) product. Revenues from these sales are recorded under "US Kit Sales" in the table. The Company's sale of ESL and aseptic product generates revenue recorded as "US Unit Sales."

      United States (Jasper, Shamrock and Parmalat Sales)
      ---------------------------------------------------

      Revenues for the six months ended June 30, 2003 from kit sales in the United States decreased from $644,512 for the same period in 2002 to approximately $375,315 in 2003. In the period ended June 30, 2002, the Company recognized $407,868 in kit sales through Quality Chek'd. and $236,644 from sales to two independent dairy processors. In the same period in 2003, the Company had $2,737 in kit sales through Quality Chek'd. and $372,578 from Jasper Products and Shamrock Farms. The decrease in kit sales in 2003 is the result of a "pipeline effect" of initial kit orders precipitated by the transition from Quality Chek'd member dairy processors to the Jasper Products and Shamrock Farms processors.

      In addition to kit sales, in the six months ended June 30, the Company had revenues of approximately $226,000 from selling finished product unit sales to retail outlets. The Company did not have unit sales for the same period in 2002.

      Revenues from kit sales in the periods ended June 30, 2002 reflected the above mentioned "pipeline effect" and the implementation of a business plan under which the Company took control of all sales on a kit level. Total United States sales decreased by $43,137 from $644,512 for the six months ended June 30, 2002 to $601,375 for the same period in 2003. The 6.7% decrease in sales in the United States for the six months ended June 30, 2003 is the result of two factors. First, the payment of "slotting fees" to retail stores that were not required in the period ended June 30, 2002. Slotting fees are a reduction to revenue and accordingly reduce the gross sales figures. Second, insufficient resources exist for the Company to promote sales effectively against increased competition in the single serve flavored milk market segment.

      The Company incurred cost of sales of approximately $ 74,000, attributable to United States sales in the period ended June 30, 2003, an increase of $4,000 from $70,000 for the same period in 2002. The slight increase in cost of goods sold against less revenue is the result of the full implementation of the direct recognition of revenue by the Company, with associated costs of goods sold, as opposed to the net revenue recognized through Quality Chek'd for the six months ended June 30, 2002.

      In the period ended June 30, 2003, the Company's gross margin for U.S. sales of approximately $526,000, decreased by $48,000, or by 8.3%, from $574,000 for the same period in 2002. The decrease in gross margin was the result of the phasing out of sales through Quality Chek'd and impact of contra revenue on the reported gross sales numbers.

      Mexico and Canada
      -----------------

      Revenues from Mexico and Canada are for kit sales only. Revenues for the period ended June 30, 2003 from kit sales in Mexico increased 109% from approximately $44,700 for the same period in 2002 to approximately $94,000 in 2003. The increase was the result of greater market penetration and brand awareness in Mexico. Canadian sales decreased 39.2% from approximately $46,000 for the six months ended June 30, 2002 to approximately $28,000 for the period ended June 30, 2003. The decrease in reported kit sales to Canada is the result of an accounting adjustment for a $15,558 marketing allowance required to be booked as contra-revenue.

      For the period ended June 30, 2003, the Company had gross profit of approximately $64,000 for sales in Mexico and $18,000 for sales in Canada.

      China
      -----

      Revenues from China are for kit sales only. Revenues for the period ended June 30, 2003 from kit sales in China increased from approximately $9,000 for the six months ended June 30, 2002 to approximately $28,000 for the period ended June 30, 2003. The increase was the result of the greater market penetration and brand awareness in China. The Company did not have sales in its China operation for the period ended March 31, 2003. The lack of sales was the result of the set up of a new processing plant by our third party dairy processor in Beijing. The advent of SARS in Beijing contributed to the delayed commencement of production at this new processing facility.

Consolidated Operating Expenses
-------------------------------

      The Company incurred selling expenses of $680,530 for the period ended June 30, 2003, all of which were incurred in the Company's North America Bravo! operations. The Company's selling expense for this period increased by approximately $663,000, a 3785% increase compared to selling expense of approximately $17,000 for the same period in 2002. The increase in selling expenses in the current period was due mainly to the fact that the Company adopted the refined business plan in the U.S. for the Company's North America Bravo! operations, which recognizes revenue for unit sales as well as the selling expenses associated with that revenue.

      Of the increase of $663,000, approximately $229,000 was incurred for freight and delivery expense, approximately $59,000 was related to food brokerage fees, approximately $53,000 was related to marketing, approximately $51,000 for sample expenses, $192,000 for reclamation of product approaching sell by dates, $54,000 for promotions and $16,000 for advertising expense due to the continued ramp-up of the national United States sales program. As a percentage of total revenue, the Company's selling expense increased from approximately 2.35% of total revenue for the period ended June 30, 2002, when the Company reorganized a significant portion of its revenues on a net basis, to approximately 90.5% of total revenue for the current period in 2003. The high reclamation costs have resulted from the rapid expansion of sales and distribution into new markets for the Company's Slammers milk products. In those markets where sales have not met initial estimates, the Company reclaims product for disposition as the product approaches "sell by" dates. As markets mature, the Company believes that reclamation costs will significantly decrease.

      The Company incurred general and administrative expenses for the period ended June 30, 2003 of approximately $1,291,000, consisting of $1,218,000 in its North America operations and $73,000 in its China operations. The Company's general and administrative expenses for this period decreased by approximately $925,000, a 41.7% decrease compared to approximately $2,216,000 for the same period in 2002, consisting of $2,171,000 in our U.S. operation and $45,000 in our China operation. The decrease for the current period in 2003 is the result mainly of cost reductions in salaries and overhead expenses, in addition to the lack of non-cash items added to the 2002 expenses as required by accounting rules.

      As a percentage of total revenue, the Company's general and administrative expenses decreased from 297% in the period ended June 30, 2002, to 171% for the current period in 2003, as a result of the Company's cost cutting measures and the absence of non-cash items. The Company anticipates a reduction of these expenses through cost cutting efforts and the refinement of business operations to continue.

Interest Expense

      The Company incurred net interest expense for the period ended June 30, 2003 of approximately $4,000 related to its U.S. operations. Interest expense decreased by approximately $17,000, an 81% decrease, compared to approximately $21,700 for the same period in 2002, almost all of which was incurred in the U.S. The decrease was due to the fact that the Company paid a $250,000 loan in 2002.

Loss Per Share

      The Company accrued dividends payable of approximately $530,000, including deemed dividends, to various series of preferred stock during the six months ended June 30, 2002. The Company's accrued dividends decreased for this period by approximately $82,000 from approximately $612,000 for the six months ended June 30, 2002. This 13.3% decrease was due to decreased financing activities and the conversion of a portion of the preferred stock. The Company's loss per share was $0.07 for the six months ended June 30, 2003 compared to a $0.13 loss per share of for the same period in 2002. This decrease in the loss per share was the result of the increase in the weighted average number of shares outstanding for the comparable periods, combined with the decrease in net loss before accrued dividends of approximately $239,747,from $1,587,776 for the six months ended June 30, 2002 to $1,348,029 for the same period in 2003.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June
30, 2002
-----------------

Revenue

      The Company had revenues for the three months ended June 30, 2003 of $354,470, with cost of sales of $42,173, resulting in a gross profit of $312,297, or 88% of sales. Of the

$354,470, $292,000 was from sales in the Company's U.S. operation, $28,568 from sales in China, and $33,906 from sales in Mexico. The Company did not report any sales for Canada in the three months ended June 30, 2003. Our revenue for the three months ended June 30, 2003 decreased by $141,709, a 28.5% decrease compared to revenue of $496,179 for the three months ended June 30, 2002. The decrease in revenue in the United States for the three months ended June 30, 2003 is the result of two factors: first, the payment of "slotting fees" to retail stores that were not required in the period ended June 30, 2003, and marketing allowances, which fees and allowances reduce revenue and therefore reduce the gross sales figures; and second, insufficient resources for the Company to promote sales effectively against increased competition in the single serve flavored milk market segment.

Cost of Goods Sold

      The Company incurred cost of goods sold of $42,173 for the three months ended June 30, 2003, most of which was incurred in our U.S. operation in the second quarter. Our cost of goods sold for this period decreased by $29,831, a 41.4% decrease compared to $72,004 for the three months ended June 30, 2002.

Operating Expense

      The Company incurred selling expenses for the three months ended June 30, 2003 of $319,455 consisting of $323,105 in our U.S. operation and a $3,650 credit adjustment in China. Selling expenses increased for the three months ended June 30, 2003 by $312,227, a 4391% increase compared to the selling expense of $7,228 for the three months ended June 30, 2002. The increase in selling expenses is the result of the adoption of the refined business plan in the U.S. for the Company's North America Bravo! operations, including the costs associated with the sale of finished product to retail establishments through brokers and distributors.

      The Company incurred general and administrative expenses for the three months ended June 30, 2003 of $518,661, consisting primarily of $508,707 in our the U.S. operation. General and administrative expenses for the three months ended June 30, 2003 decreased by $990,283, a 65.6% decrease compared to $1,508,944 for the same period in 2002. This decrease was due to the change in the Company's sales poloicies that resulted in the reporting of certain expenses as selling expenses rather than as general and administrative expenses, the significant cutting of expenses in China through a reduction in staff and office space, and the overall reduction of administrative expenses.

Interest Expense

      The Company incurred interest expense for the three months ended June 30, 2003 of $2,035 consisting primarily of $2,000 in our U.S. operation. Interest expense for the three months ended June 30, 2003 decreased by $8,524, an 81% decrease compared to $10,559 for the same period in 2002.

Net Loss/Operating Income

      The Company had a net loss in its U.S operations for the three months ended June 30, 2003 of $529,014 compared with a net loss of $1,102,556 for the same period in 2002. The net loss decrease amounted to $573,542 or 52% compared to the same period in 2002. The decrease in net loss resulted from significant efforts to reduce general and administrative expenses in our U.S. and China operations, combined with reduced non-cash general and administrative items in the three months ended June 30, 2003. For the three months ended June 30, 2003, the Company's China operations had operating income of $15,431.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2003, the Company reported that net cash used in operating activities was approximately $995,000, net cash provided by financing activities was approximately $877,000 and net cash used in investing activities was $15,000. The Company had a negative working capital of approximately $1,725,000 as of June 30, 2003.

      Compared to approximately $1,151,000 of net cash used in operating activities in the period ended June 30, 2002, the Company's current year net cash used in operating activities decreased by approximately $156,000 to $995,000. This decrease was the result of continuing efforts of the Company to reduce expenses through the refinement of its business plan and the reduction of salaries at the senior management level and general office expenditures.

      Changes in accounts receivable in this current period in 2003 resulted in a cash increase of approximately $97,000, compared to a cash decrease in receivables of approximately $166,000 for the same period in 2002, having a net result of an increase of approximately $263,000. The increase in accounts payable and accrued liabilities in the period ended June 30, 2002 contributed to a cash increase of approximately $94,000, whereas the changes in accounts payable and accrued liabilities for the current period in 2003 amounted to an increase of approximately $324,000. The Company has adopted and will keep implementing cost cutting measures to lower the Company's costs and expenses and to pay the Company's accounts payable and accrued liabilities by using cash and equity instruments. The Company's cash flow generated through operating activities was inadequate to cover all of the Company's cash requirements in the period ended
June 30, 2003, and the Company had to rely on equity financing to cover expenses.

      The Company's cash used in investing activities was approximately $15,400 for computer equipment in the United States.

      The Company's net cash provided by financing activities for the period ended June 30, 2003 was approximately $877,000. New cash provided by financing activities for the same period in 2002 was approximately $965,000, for a net decrease of approximately $88,000. The decrease was due to limiting financing activities to the issuance of Series J preferred stock with total proceeds of approximately $1,000,000 in this current period. The Company paid approximately $123,000 for Warner Bros.' guaranteed royalty payments during the period ended June 30, 2003.

      The remaining proceeds were used for working capital purposes. Notwithstanding total cash proceeds of approximately $1,000,000, the Company owed approximately $147,000 as of June 30, 2003 for Warner Bros. license guaranteed royalty payments. The China license has been extended for a 90-day period to October 29, 2003, while the Company and Warner Bros. negotiate the terms of a one-year extension for this license.

      Going forward, the Company's primary requirements for cash consist of
(1) the continued development of its business in the United States and on an international basis; (2) general overhead expenses for personnel to support the new business activities; and (3) payments of guaranteed royalty payments to Warner Bros. under existing licensing agreements. The Company estimates that the Company's need for financing to meet the Company's cash needs for operations will continue to the fourth quarter of 2003, when cash supplied by operating activities will enable us to meet the anticipated cash requirements for operation expenses. The Company anticipates the need for additional financing in 2003 to reduce the Company's liabilities and to improve its shareholders' equity status. No assurances can be given that the Company will be able to obtain additional financing or that operating cash flows will be sufficient to fund the Company's operations.

      The Company currently has monthly working capital needs of approximately $225,000. The Company has incurred and continues to incur significant selling and other expenses in order to increase retail sales. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as the Company expands its sales markets and increases its sales within established markets. Freight charges will be reduced as the Company is able to ship more full truck-loads of product given the reduced per unit cost associated with full truck loads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. Slotting fees and promotional discounts reduced the Company's unit sales revenue for the period ended June 30, 2003 by approximately $34,000 and the Company's Parmalat kit revenue by approximately $36,000. A continued increase in sales to existing customers increases the Company's gross margin on those sales. The Company believes that, along with the increase in the Company's unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate the Company's cash needs. In addition, the Company is actively seeking additional financing to support its operational needs and to develop an expanded promotional program for the Company's products.

      The Company is continuing to explore the sale for Slammers flavored milk in new and expanded markets, including school districts. Presently, the Company is aggressively pursuing this market through trade/industry shows and individual direct contacts. The implementation of such a school based program, if viable, could have an impact on the level of the Company's revenue during 2003.

      In June 2002, the Company executed an exclusive aseptic tetra-brik production agreement with a division of Parmalat USA Corp. for Looney Tunes(tm) flavored milk, as well as the Company's new Slammers Fortified Reduced Fat Milk(TM). The Company launched this new aseptic tetra-brik product in September 2002 and launched Slim Slammers, a low fat, no sugar added version of this product in November 2002. The Company expects this product to have a continued positive impact upon the Company's revenues in 2003:

DEBT STRUCTURE

      The Company holds five licenses for Looney Tunes(TM) characters and names from Warner Bros. Each license is structured to provide for the payment of guaranteed royalty payments to Warner Bros. The Company accounts for these guaranteed payments as debt and licensing rights as assets. The following is a summary of guaranteed royalty payments due to Warner Bros. as of June 30, 2003.


                                            Amount     Expiration
License         Guaranty    Balance Due    Past Due       Date
-----------------------------------------------------------------

U.S. License    $500,000      $      -     $      -     12/31/03
U.S. TAZ        $250,000      $      -     $      -          N/A
China           $400,000      $147,115     $147,115     06/30/03*
Mexico          $145,000      $      -     $      -     05/31/04
Canada          $ 32,720      $      -     $      -     03/31/04

* The China license has been extended for a 90-day period to October 29, 2003, while the Company and Warner Bros. negotiate the terms of a one-year extension for this license.

International Paper
-------------------

      During the process of acquiring from American Flavors China, Inc. the 52% of equity interest in Hangzhou Meilijian, the Company issued an unsecured promissory note to assume the American Flavors' debt owed to a supplier, International Paper. The face value of that note was $282,637 at an interest rate of 10.5% per annum, without collateral. The note has 23 monthly installment payments of $7,250 with a balloon payment of $159,862 at the maturity date of July 15, 2000. On July 6, 2000, International Paper agreed to extend the note to July 1, 2001, and the principal amount was adjusted due to different interest calculation. International Paper imposed a charge of $57,000 to renegotiate the note owing the failure of Hangzhou Meilijian to pay for certain packing material, worth more than $57,000 in 1999. The current outstanding balance is $187,743. The Company is delinquent in its payments under this note.

Individual Loans
----------------

      On November 6 and 7, 2001, respectively, the Company received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable February 1, 2002 and bear interest at the annual rate of 8%. These loans are secured by a general security interest in all the Company's assets. On February 1, 2000, the parties agreed to extend the maturity dates until the completion of the anticipated Series H financing. On June 18, 2002, the respective promissory note maturity dates were extended by agreement of the parties to December 31, 2002. On June 18, 2002, the Company agreed to extend the expiration dates of warrants issued in connection with the Company's Series D and F preferred until June 17, 2005 and to reduce the exercise price of certain of those warrants to $1.00, in partial consideration for the maturity date extension. The holders of these notes have agreed to extend the maturity dates.

EFFECTS OF INFLATION

      The Company believes that inflation has not had any material effect on its net sales and results of operations.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

      The Company's Shanghai subsidiary is located in China. It buys and sells products in China using Chinese renminbi as the functional currency. Based on Chinese government regulation, all foreign currencies under the category of current account are allowed to freely exchange with hard currencies. During the past two years, the China operations have not been significant. There were no significant changes in exchange rates.

NEW ACCOUNTING ANNOUNCEMENTS NOT YET ADOPTED

      In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company's Certificate of Incorporation provides that the Company "shall be empowered to indemnify" to the full extent of its power to do so, all directors and officers, pursuant to the applicable provisions of the Delaware General Corporation Law. The Company will indemnify its officers and directors to the full extent permitted under
Section 145 of the Delaware General Corporation Law. The Company has determined that there has been no impact due to the application of FIN No. 45 on our financial position and results of operations.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Period Ended 3-31-03

      On January 2, 2003, the Company entered into an employment agreement with Mr. Roy Toulan, who was appointed as the Company's vice-president and general counsel. Pursuant to this employment agreement, the Company granted Mr. Toulan 100,000 shares of common stock with the approval of the Board of Directors. This common stock will be issued under a Form S-8 registration statement to be filed in the third quarter of 2003. The Company recorded $28,000 of stock compensation in January 2003 for this grant.

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

      On February 4, 2003, the Company issued 30,000 shares of common stock to Keshet, LP, upon the conversion of 480 shares of Series G Convertible Preferred, at a conversion price of $0.1960. The conversion included accrued and unpaid dividends on the preferred converted.

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

Period Ended 6-30-03

      On April 14, 2003, the Company issued 50,000 shares of common stock to Keshet, LP, upon the conversion of 596 shares of Series G Convertible Preferred, at a conversion price of $0.148. The conversion included accrued and unpaid dividends on the preferred converted.

      On April 22, 2003, the Company issued 50,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 595 shares of Series G Convertible Preferred, at a conversion price of $0.148. The conversion included accrued and unpaid dividends on the preferred converted.

      On May 22, 2003, the Company issued 100,000 shares of common stock to Keshet, LP, upon the conversion of 607 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

      On May 22, 2003, the Company issued 100,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 607 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

      On May 29, 2003, the Company issued 50,000 shares of non-voting
Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-Am") for the aggregate purchase price of $500,000. Each preferred share is convertible to 50 shares of the Company's common stock of at a per common share conversion price of $0.20, representing 2,500,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase 40 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.25 per common stock share, representing 2,000,000 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The May 22, 2003 closing market trading price was $0.22 per share. In addition, the following adjustments were made to prior issued Warrants for the purpose of facilitating future fund raising by the Company arising out of the exercise of the Warrants by Holder. The Purchase Price, as defined in the Warrants
No. 1 and 2, has been reduced to $0.25, subject to further adjustment as described in the Warrants. The Warrant Stock provided for in Warrant No.1 has been increased by 1,500,000 shares. The Warrant Stock provided for in Warrant No. 2 has been increased by 333,333 shares. The Expiration Date, as defined in the respective Warrants, remains as stated. The aforementioned adjustments resulted in a total of 6,000,000 shares of common stock underlying Warrant No. 1 and Warrant No. 2. Those warrants were valued using the Black-Scholes model as of May 22, 2003. No adjustments resulted from that valuation. The trading price Call Option trigger set forth in Section 9 (b) of the Warrants has been reduced from $1.75 to $0.75 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

Subsequent Events

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits - Required by Item 601 of Regulation S-B:

(a)   No. 31  Rule 13a-14(a) / 15d-14(a) Certifications
      No. 32  Section 1350 Certifications

(b)   Reports on Form 8-K:
      Filed April 30, 2003; Item 5: Financing/Public Conference
      Call/Management Changes

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-QSB (June 30, 2003), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

BRAVO! FOODS INTERNATIONAL CORP. (Registrant)
Date: August 12, 2003


/s/Roy G. Warren
-----------------------------------
Roy G. Warren, Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this amended report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature            Title                      Date
---------            -----                      ----

/S/ Roy G. Warren    Chief Executive Officer    August 12, 2003
                     and Director

/S/ Tommy E. Kee     Chief Financial Officer    August 12, 2003