Form 10QSB
period 2003-09-30
BRAVO FOODS INTERNATIONAL CORP
filed 2003-11-14
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2003

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

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

          Date                 Class                 Shares Outstanding
        11/11/03            Common Stock                 27,647,542

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated balance sheets as of                              F-1
         September 30, 2003 (unaudited) and December 31, 2002

         Consolidated statements of operations                          F-3
         (unaudited) for the three and nine months ended
         September 30, 2003 and 2002

         Consolidated statements of cash flows                          F-4
         (unaudited) for the nine months ended
         September 30, 2003 and 2002

         Notes to consolidated financial statements (unaudited)         F-5

Item 2.  Management's Discussion and Analysis of Financial              10
         Condition and Results of Operations


PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds                      20

Item 6.  Exhibits and reports on Form 8-K                               21

SIGNATURES                                                              22

CERTIFICATIONS                                                          22

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                   December 31,    September 30,
                                                       2002            2003
                                                   ------------    -------------

Assets

Current assets:
  Cash and cash equivalents                         $  224,579      $  101,571
  Accounts receivable                                  236,149         103,514
  Other receivable                                      14,662         107,762
  Advance to vendor                                      8,719               -
  Inventories                                           55,062          55,106
  Prepaid expenses                                       7,605         113,812
                                                    ----------      ----------

Total current assets                                   546,776         481,765

Furniture and equipment, net                            89,602          78,298
License rights, net of accumulated amortization         88,104          40,074
Deposits                                                15,000          10,736
                                                    ----------      ----------

Total assets                                        $  739,482      $  610,873
                                                    ==========      ==========

Liabilities and Capital Deficit

Current liabilities:
  Notes payable to International Paper              $  187,743      $  187,743
  Notes payable to individual lenders                  100,000         100,000
  Note payable to Mid-Am Capital LLC                         -         150,000
  Notes payable to Warner Bros.                        270,053         147,115
  Accounts payables                                  1,039,313       1,591,535
  Accrued liabilities                                  409,615         585,890
                                                    ----------      ----------

Total current liabilities                            2,006,724       2,762,283

Dividends payable                                      266,666         492,948
                                                    ----------      ----------

Total liabilities                                    2,273,390       3,255,231
                                                    ----------      ----------

    The financial statements should be read in conjunction with the notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10 KSB

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                             December 31,     September 30,
                                                                                 2002             2003
                                                                             ------------     -------------

Commitments and contingencies

Capital Deficit (Note 2):
  Series B convertible, 9% cumulative, and redeemable preferred stock, stated value $1.00 per share, 1,260,000 shares authorized, 107,440
   shares issued and outstanding, redeemable at $107,440                          107,440          107,440
  Series F convertible and redeemable preferred stock, stated value $10.00
   per share, 130,315 shares issued and outstanding                             1,205,444        1,205,444
  Series G convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 70,208 and 58,810 shares issued and
   outstanding                                                                    624,115          510,135
  Series H convertible, 7% cumulative and redeemable preferred stock, stated value $10.00 per share, 175,500 and 165,500 shares
   issued and outstanding                                                         939,686          839,686
  Series I convertible, 8% cumulative and redeemable preferred stock,
   stated value $10.00 per share, 30,000 shares issued and outstanding             72,192           72,192
  Series J convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 100,000 and 200,000 shares issued and
   outstanding                                                                    854,279        1,854,279
  Common stock, par value $0.001 per share, 50,000,000 shares authorized,
   25,732,854 and 27,647,542 shares issued and outstanding                         25,730           27,645
  Additional paid-in capital                                                   20,266,463       20,897,487
  Accumulated deficit                                                         (25,629,016)     (28,158,281)
  Translation adjustment                                                             (241)            (385)
                                                                             ------------     ------------

Total capital deficit                                                          (1,533,908)      (2,644,358)
                                                                             ------------     ------------

Total liabilities and capital deficit                                        $    739,482     $    610,873
                                                                             ============     ============

    The financial statements should be read in conjunction with the notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10 KSB

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                        ---------------------------     ---------------------------
                                                            2002            2003            2002            2003
                                                        -----------     -----------     -----------     -----------
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenue - unit sales                                    $         -     $   110,584     $         -     $   336,644
Revenue - net kit sales                                           -               -               -           2,737
Revenue - gross kit sales                                   308,729         223,953       1,053,129         747,056
                                                        -----------     -----------     -----------     -----------
Total Revenue                                               308,729         334,537       1,053,129       1,086,437
Cost of sales                                               (56,516)        (53,473)       (133,003)       (176,008)
                                                        -----------     -----------     -----------     -----------
Gross margin                                                252,213         281,064         920,126         910,429
Selling expense                                              28,503         357,384          46,017       1,037,914
Product development                                               -           6,134               -           7,788
General and administrative expense                          882,555         478,121       3,099,066       1,769,252
                                                        -----------     -----------     -----------     -----------
Loss from operations                                       (658,845)       (560,575)     (2,224,957)     (1,904,525)
Other expense:
  Interest expense, net                                         922          (3,421)        (20,742)         (7,500)
                                                        -----------     -----------     -----------     -----------
Loss before income taxes                                   (657,923)       (563,996)     (2,245,699)     (1,912,025)
Provision for income taxes                                        -               -               -               -
                                                        -----------     -----------     -----------     -----------
Net loss                                                   (657,923)       (563,996)     (2,245,699)     (1,912,025)

Dividends accrued for Series B preferred stock               (2,471)         (2,437)         (7,332)         (7,232)
Dividends accrued for Series D preferred stock               (1,393)              -         (18,500)              -
Dividends accrued for Series G preferred stock              (14,205)         (7,192)        (45,677)        (34,598)
Dividends accrued for Series H preferred stock              (16,810)        (30,697)       (280,808)        (91,617)
Dividends accrued for Series I preferred stock               (1,476)         (6,049)       (296,477)        (17,951)
Dividends accrued for Series J preferred stock             (305,721)        (40,329)       (305,721)        (98,631)
Deemed dividends on Series J preferred stock                      -               -               -        (367,211)
                                                        -----------     -----------     -----------     -----------

Net loss applicable to common shareholders              $  (999,999)    $  (650,700)    $(3,200,214)    $(2,529,265)
                                                        ===========     ===========     ===========     ===========

Weighted average number of common shares outstanding     21,365,343      27,382,453      18,150,932      26,425,063
                                                        ===========     ===========     ===========     ===========

Basic and diluted loss per share                        $     (0.05)    $     (0.02)    $     (0.18)    $     (0.10)
                                                        ===========     ===========     ===========     ===========

Comprehensive loss and its components
 consist of the following:
  Net loss                                              $  (657,923)    $  (563,996)    $(2,245,699)    $(1,912,025)
  Foreign currency translation adjustment                         -             128            (472)           (144)
                                                        -----------     -----------     -----------     -----------

Comprehensive loss                                      $  (657,923)    $  (563,868)    $(2,246,171)    $(1,912,169)
                                                        ===========     ===========     ===========     ===========

    The financial statements should be read in conjunction with the notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10 KSB

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    2002               2003
                                                                ------------       ------------
                                                                 (Unaudited)        (Unaudited)

Cash flows from operating activities:
  Net loss                                                      $(2,245,699)       $(1,912,025)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                   457,436             74,843
    Stock issuance for compensation                                 516,204             28,000
    Loss on disposal of fixed assets                                      -             15,853
    Increase (decrease) from changes in:
      Accounts receivable                                           (31,601)           132,635
      Other receivable                                               (1,004)           (93,100)
      Advance to vendors                                              3,200              8,719
      Inventories                                                       604                (44)
      Prepaid expenses                                              (22,175)          (101,943)
      Accounts payable and accrued expenses                         389,216            728,498
      License rights                                               (282,721)                 -
                                                                -----------        -----------
Net cash used in operating activities                            (1,216,540)        (1,118,564)
                                                                -----------        -----------

Cash flows from investing activities:
  Purchase of equipment                                              (1,797)           (31,362)
                                                                -----------        -----------
Net cash used in investing activities                                (1,797)           (31,362)
                                                                -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of Preferred Series H                      700,000                  -
  Proceeds from issuance of Preferred Series I                      287,988                  -
  Proceeds from issuance of Preferred Series J                    1,000,000          1,000,000
  Proceeds from exercise of stock options                           330,000                  -
  Borrowings                                                                           150,000
  Payment of note payable, bank loan and incense fee payable       (345,076)          (122,938)
                                                                -----------        -----------
Net cash provided by financing activities                         1,972,912          1,027,062
                                                                -----------        -----------

Effect of exchange rate changes on cash                                   -               (144)
                                                                -----------        -----------
Net decrease in cash and cash equivalents                           754,575           (123,008)
Cash and cash equivalents, beginning of period                      232,040            224,579
                                                                -----------        -----------
Cash and cash equivalents, end of period                        $   986,615        $   101,571
                                                                ===========        ===========

    The financial statements should be read in conjunction with the notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10 KSB

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1 - Interim Periods

      The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International Corp. and its wholly owned Chinese subsidiary China Premium Food (Shanghai) Co., Ltd. (the "Company"). The Company is engaged in the sale of flavored milk products and flavor ingredients in the United States, Canada and Mexico and the co-production, marketing and distribution of branded dairy and snack food products in the People's Republic of China.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-X, where required. The Company's independent auditors, however, have not reviewed these financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three or nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2002.

      As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $28,158,281, a capital deficit of $2,644,358, negative working capital of $2,280,518 and is delinquent on certain of its debts at September 30, 2003. Further, the Company's auditors stated in their report on the Company's Consolidated Financial Statements for the year ended December 31, 2002, that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to improve gross profit margins in its U.S. business and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing. No assurances can be given that the Company will be successful in carrying out its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-based Compensation

      The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No.
123). The fair value of such equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

      The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.


                                                                Nine Months
                                                            Ended September 30,
                                                        ---------------------------
                                                            2002            2003
                                                            ----            ----

Net loss: applicable to common shareholders             $(3,200,214)    $(2,529,265)

Add: total stock based employee compensation expense
determined under fair value method for all awards                 -          (4,500)
                                                        -----------     -----------

Pro forma net loss                                      $(3,200,214)    $(2,533,765)
                                                        ===========     ===========
Loss per share:
  As reported                                           $     (0.18)    $     (0.10)
  Pro forma                                             $     (0.18)    $     (0.10)

Note 2 - Capital Deficit

      On January 2, 2003, the Company issued 100,000 shares of common stock to an employee. This common stock will be issued under a Form S-8 registration statement. In January 2003, the Company recorded $28,000 of compensation expense based upon a signing bonus for this grant.

      On January 2, 2003 the Company granted options for 100,000 shares of common stock to Mr. Toulan pursuant to an employment contract. These options vested immediately, expire on December 30, 2007 and have an exercise price of $0.40 per share.

      Further, the Company granted options for 200,000 shares of common stock to Mr. Toulan pursuant to an employment contract. These options have an exercise price of $0.40 per share. Options for 100,000 shares vest on each of December 31, 2003 and 2004, and 100,000 expire on each of December 30, 2008 and December 30, 2009, respectively.

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

      On May 29, 2003, the Company issued 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. for the aggregate purchase price of $500,000. Each preferred share is convertible to 50 shares of the Company's common stock at a conversion price of $0.20, representing 2,500,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase 40 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.25 per common stock share, representing 2,000,000 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The May 22, 2003 closing market trading price was $0.12 per share. In addition, the following adjustments were made to prior issued warrants for the purpose of facilitating future fund raising by the Company arising out of the exercise of the warrants by Holder. The purchase price, as defined in the Warrants No. 1 and 2, has been reduced to $0.25, subject to further adjustment as described in the warrants. The warrant stock provided for in Warrant No.1 has been increased by 1,500,000 shares. The warrant stock provided for in Warrant No. 2 has been increased by 333,333 shares. The expiration date, as defined in the respective warrants, remains as stated. The trading price call option trigger set forth in Section 9 (b) of the warrants has been reduced from $1.75 to $0.75 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The value of the warrants, $92,491, was determined using the Black-Scholes model.

      On August 12, 2003, the Company issued 1,200,000 shares of common stock based upon Series G notices of conversion received in June and July 2003. The issuance of common was delayed in order to determine the accuracy of the conversion variables contained in the respective notices of conversion.

      The Company issued 200,000 shares of common stock to Keshet, LP, upon the conversion of 1,209 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

      The Company issued 200,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 1,209 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

      The Company issued 150,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 773 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      The Company issued 250,000 shares of common stock to Keshet, LP, upon the conversion of 1,289 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      The Company issued 200,000 shares of common stock to Talbiya B. Investments, Ltd., upon the conversion of 1,031 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      The Company issued 200,000 shares of common stock to Nesher. Ltd., upon the conversion of 1,031 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      On September 15, 2003, the Company issued 213,750 shares of common stock to Michael Willms, upon the conversion of 7,500 shares of Series H Convertible Preferred, at the fixed conversion price of $0.40. The conversion included accrued and unpaid dividends on the preferred converted.

      On September 29, 2003, the Company issued 70,938 shares of common stock to The Dennis H. Willms Irrevocable Trust, Michael Willms, Trustee, upon the conversion of 2,500 shares of Series H Convertible Preferred, at the fixed conversion price of $0.40. The conversion included accrued and unpaid dividends on the preferred converted.

Note 3 - Adoption of New Accounting Standards

      In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company's Certificate of Incorporation provides that the Company "shall be empowered to indemnify" to the full extent of its power to do so, all directors and officers, pursuant to the applicable provisions of the Delaware General Corporation Law. The Company has determined that it will indemnify its officers and directors to the full extent permitted under Section 145 of the Delaware General Corporation Law. There was no impact on the financial position and results of operations due to the application of FIN No. 45.

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

Geographic Area Information:


9 Months ended                    United                                                 Total
September 30, 2003                States        Canada       Mexico        China        Company
                                  ------        ------       ------        -----        -------

Revenue - unit sales            $ 336,644     $      -     $       -     $      -     $  336,644
Revenue - net kit sales             2,737            -             -            -          2,737
Revenue - gross kit sales         556,490       43,745       111,463       35,358        747,056
                                ---------     --------     ---------     --------     ----------
Total revenue                     895,871       43,745       111,463       35,358      1,086,437
Cost of goods sold               (111,869)     (10,402)      (35,610)     (18,127)      (176,008)
                                ---------     --------     ---------     --------     ----------

Gross margin                    $ 784,002     $ 33,343     $  75,853     $ 17,231     $  910,429
                                =========     ========     =========     ========     ==========

Furniture and equipment, net    $  71,376     $      -     $       -     $  6,922     $   78,298
                                =========     ========     =========     ========     ==========


9 Months ended                    United                                                 Total
September 30, 2002                States        Canada       Mexico        China        Company
                                  ------        ------       ------        -----        -------

Revenue - net kit sales         $ 425,618     $      -     $       -     $      -     $  425,618
Revenue - gross kit sales         474,001       47,150        84,925       21,435        627,511
                                ---------     --------     ---------     --------     ----------
Total revenue                     899,619       47,150        84,925       21,435      1,053,129
Cost of goods sold               (124,073)           -             -       (8,930)      (133,003)
                                ---------     --------     ---------     --------     ----------

Gross margin                    $ 775,546     $ 47,150     $  84,925     $ 12,505     $  920,126
                                =========     ========     =========     ========     ==========

Furniture and equipment, net    $  71,563     $      -     $       -     $ 30,214     $  101,777
                                =========     ========     =========     ========     ==========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND OPERATION RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 2003

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

OVERVIEW

      The Company's business model includes the development and marketing of a Company owned Slammers(TM) trademarked brand, the obtaining license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters, and the granting of production and marketing rights to processor dairies to produce branded flavored milk and generating revenue primarily through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the diaries for the production, promotion and sales rights for the branded flavored milk. In the United States, the Company also generates revenue from the unit sales of finished branded flavored milks to retail consumer outlets.

      The Company's new product introduction and growth expansion continues to be expensive and the Company reported a net loss of 1,912,025 for the nine months ended September 30, 2003. As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at September 30, 2003 has an accumulated deficit, a capital deficit, is delinquent on certain debts and has negative working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. business and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that the Company will be successful in carrying out the Company's plans.

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

Revenue recognition

Pre 2002
--------

      Prior to 2002, the Company recognized revenue on a net basis, when it received net kit revenues from Quality Chek'd., a national dairy cooperative that coordinated and implemented the kit sales to its member dairy processors. The Company did not record cost of sales under this model because it benefited only by the net amount received, and the Company did not have the unilateral discretion to determine the sales price of kits. This practice existed from the third quarter of 2000 until its phase out during the third quarter of 2002.

United States - Production Agreements with Jasper Products and Shamrock Farms
-----------------------------------------------------------------------------

      Commencing in the first quarter 2002, the Company recognized revenue in the United States at the gross amount of its invoices for the sale of kits at the shipment of flavor ingredients to Jasper Products and Shamrock Farms, two processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. Revenue recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts is allocated as follows: 90% to 95% of the revenue is for the processors' purchase of flavor ingredients; the balance of 5% to 10% represents fees charged by the Company to the processors for production rights. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of good sold the cost of flavor ingredients paid by the processor dairies to the ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

      The processor dairies charge the Company with the cost of producing the branded flavored milk. The Company is responsible for freight charges from processor dairies to retail destinations, promotion costs and product returns of product owing to defects and out of date products. In addition, the Company pays the fee charged by food brokers retained by the Company to generate sales of the branded flavored milk products to retail outlets. In return, the Company is entitled to keep the difference between the cost charged by processor dairies and the wholesale price determined by the Company and charged to retail outlets. The Company treats this second earning event as "product sales revenue" when the revenue is realized or realizable and accrue any estimated expenses which are related to the Company's revenue at the end of each reporting period. Because the Company benefits only from the price difference and does not own the inventory, it recognizes the revenue generated through this model at net.

      In the second quarter 2003, the Company consolidated its out-sourced dairy processing with Jasper Products, which currently is the sole processor for the Company in the United States. This consolidation will result in greater efficiencies in the cost of processing and freight charges.

International Sales and U.S. Sales to Parmalat
----------------------------------------------

      The Company and its subsidiary sell "kits" to processor dairies in Mexico, Canada, China and to Parmalat in the United States. The kits include the cost of flavor ingredients and rights to produce, market, distribute and sell branded flavored milk to retailers. As a matter of convenience, processors purchase the flavor ingredients for the kits directly from a designated ingredients supplier and are invoiced by the Company for the full price of the "kits" with a credit for the cost of flavor ingredients purchased by the processors. The Company is directly responsible for the administration of these sales, including the collection of receivables. Dairy processors are responsible for production, marketing, distribution and sales of the branded flavored milk to retailers. The normal production cycle for processors' utilization of purchased flavor ingredients has ranged from 6 weeks in Mexico, 4 weeks for Parmalat (U.S.) and 3 weeks for Canada. This type of sale was initiated at the end of 2001 with Mexico; Parmalat and Canada were added in the third quarter of 2002.

      The Company recognizes revenue at the gross amount of kit invoices after shipment of flavor ingredients based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and the Company's credit risk to pay for ingredients if processors do not pay ingredient suppliers. The Company attributes the majority of the kit price to the sale of flavor ingredients (95% in the U.S. for Looney Tunes(TM), for example) and the balance to the Company's grant of production rights to processor dairies. The price of production rights is formulated to cover the Company's costs of the third party intellectual property licenses, which currently amount to 5% to 10% of the total cost of kits sold to the processors under the production agreements for the U.S., 7% for Mexico, 5% for Canada and 3% for China. The Company's recognition of revenue generated from the sale of production rights associated with the flavor ingredients is upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.


RESULTS OF OPERATIONS

Financial Condition at September 30, 2003
-----------------------------------------

      As of September 30, 2003, we had an accumulated deficit of $28,158,281 and cash on hand of $101,571 and reported total capital deficit of $2,644,358.

      For this same period of time, we had revenue of $1,086,437 and general and administrative expenses of $1,769,252.

      After net interest expenses of $7,500, cost of goods sold of $176,008, product development of $7,788 and selling expenses of $1,037,914 incurred in the operations of the Company and its Chinese subsidiary, we had a net loss of $1,912,025.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 2002
------------------

Consolidated Revenue

      We had revenues for the nine months ended September 30, 2003 of $1,086,437, with cost of sales of $176,008, resulting in a gross margin of $910,429. Of the $1,086,437, $895,871 was from sales in the U.S. operation, $111,463 from sales in Mexico, $43,745 from sales in Canada and $35,358 from sales in

China. Revenue for the nine months ended September 30, 2003 increased by $33,308, a 3.16% increase compared to revenue of $1,053,129 for the same period in 2002.

Consolidated Cost of Sales

      We incurred cost of goods sold of $176,008 for the nine months ended September 30, 2003, $111,869 of which was incurred in the U.S. operation, $35,610 in Mexico, $10,402 in Canada and $18,127 in China. Cost of goods sold in 2003 increased by $43,005, a 32.3% increase compared to $133,003 for the same period in 2002. The increase in cost of goods sold reflects the full implementation of the unit sale model in 2003.

      In Mexico, Canada, and China, and in part the United States, the Company's revenue is generated by the sale of kits to dairy processors. Each kit consists of flavor ingredients for the Company's Slammers(TM) flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue and credits the processor dairies with the cost of the raw flavor ingredients, which the Company records as cost of goods sold. In addition to kit sales revenue, in the United States the Company is responsible for the sale of finished Slammers
(TM) flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, the Company also recognizes as revenue the difference between the prices charged by the processor dairies to produce the milk and the price that the Company charges to the retail outlets that purchase the milks directly from the processor dairies. Since the Company benefits from only the difference between two prices, it does not record any costs of goods sold against this revenue event.

Segmented revenues and costs of sales

      The table set forth on page F-9 of this report presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. Revenues from Canada are generated by kit sales to Farmers Dairy, a Halifax dairy processor. Revenues from Mexico are generated from kit sales to Neolac, a dairy processor in central Mexico. In the United States, revenues are generated by kit sales to Parmalat, which is responsible for marketing and sales, and kit sales to independent dairy processors that produce extended shelf life and aseptic long life Slammers
(TM) product. Revenues from these sales are recorded under "US Kit Sales" in the table. The Company's sale of ESL and aseptic product generates revenue recorded as "US Unit Sales."

      United States (Jasper, Shamrock and Parmalat Sales)
      ---------------------------------------------------

      Revenues for the nine months ended September 30, 2003 from kit sales in the United States decreased from $899,619 for the same period in 2002 to approximately $556,490 in 2003. In the period ended September 30, 2002, the Company recognized $425,618 in net kit sales through Quality Chek'd. and $474,001 from sales to two independent dairy processors. In the same period in 2003, the Company had $2,737 in kit sales through Quality Chek'd. and $556,490 from Jasper Products and Shamrock Farms, independent dairy processors. The increase in kit sales in 2003 from 2002 is the result of the full transition from Quality Chek'd. member dairy processors to Jasper Products and Shamrock Farms.

      In addition to kit sales, in the nine months ended September 30, 2003, the Company had revenues of $336,644 from selling finished product unit sales to retail outlets. The Company did not have unit sales for the same period in 2002.

      Revenues from kit sales in the periods ended September 30, 2002 reflected the implementation of a business plan under which the Company took control of all sales on a kit level. Total United States sales decreased by $3,748 from $899,619 for the nine months ended September 30, 2002 to $895,871 for the same period in 2003. The 0.41% decrease in sales in the United States for the nine months ended

September 30, 2003 is the result of two factors. First, the payment of "slotting fees" to retail stores that were not required in the period ended September 30, 2002. Slotting fees are a reduction to revenue and accordingly reduce the gross sales figures. Second, insufficient resources exist for the Company to promote sales effectively against increased competition in the single serve flavored milk market segment.

      The Company incurred cost of sales of $ 111,869, attributable to United States sales in the period ended September 30, 2003, an decrease of $12,204 from $124,073 for the same period in 2002. The decrease in cost of goods is the result of less revenue than recognized for the nine months ended September 30, 2002.

      In the period ended September 30, 2003, the Company's gross margin for U.S. sales of $784,002, increased by $8,456, or by 1.1%, from $775,546 for the same period in 2002. The increase in gross margin was primarily the result of the phasing out of sales through Quality Chek'd.

      Mexico and Canada
      -----------------

      Revenues from Mexico and Canada are for kit sales only. Revenues for the period ended September 30, 2003 from kit sales in Mexico increased 31.2% from $84,925 for the same period in 2002 to $111,463 in 2003. The increase was the result of greater market penetration and brand awareness in Mexico. Canadian sales decreased 7.2% from $47,150 for the nine months ended September 30, 2002 to $43,745 for the period ended September 30, 2003. The decrease in reported kit sales to Canada is the result of insufficient promotion in the Canadian market..

      For the period ended September 30, 2003, the Company's had gross profit of $75,853 for sales in Mexico and $33,343 for sales in Canada.

      China
      -----

      Revenues from China are for kit sales only. Revenues for the period ended September 30, 2003 from kit sales in China increased from $21,435 for the nine months ended September 30, 2002 to $35,358 for the period ended September 30, 2003. The increase was the result of the set up of a new processing plant by third party dairy processor in Harbin PRC, and the accompanying re-launch of the Company's products.

Consolidated Operating Expenses
-------------------------------

      The Company incurred selling expenses of $1,037,914 for the period ended September 30, 2003, all of which were incurred in the Company's North America Bravo! operations. The Company's selling expense for this period increased by $991,897, a 2155.5% increase compared to selling expense of $46,017 for the same period in 2002. The increase in selling expenses is the result of the change in the Company's sales policies in the reporting of certain expenses as selling expenses rather than as general and administrative expenses, and the fact that the Company adopted the refined business plan in the U.S. for the Company's North America Bravo! operations, which recognizes revenue for unit sales as well as the selling expenses associated with that revenue.

      Of the increase of $991,897, $397,620 was incurred for freight and delivery expense, $110,630 was related to food brokerage fees, $77,394 was related to marketing, $79,719 for sample expenses, $230,384 for reclamation of product approaching sell by dates, $48,697 for promotions and $29,757 for advertising expense due to the continued ramp-up of the national United States sales program. As a percentage of total revenue, the Company's selling expense increased from approximately 4.4% of total revenue for the period ended September 30, 2002, when the Company recognized a significant portion of its revenues on a net basis, to approximately 95.5% of total revenue for the current period in 2003. The high reclamation costs have resulted from the rapid expansion of sales and distribution into new markets for the Company's Slammers(TM) milk products. In those markets where sales have not met initial estimates, the Company reclaims product for disposition as the product approaches "sell by" dates. As markets mature and product positioning is improved, the Company believes that reclamation costs will significantly decrease.

      The Company incurred general and administrative expenses for the period ended September 30, 2003 of $1,769,252, consisting of $1,672,238 in its North America operations and $97,014 in its China operations. The Company's general and administrative expenses for this period decreased by $1,329,814, a 42.9% decrease compared to $3,099,066 for the same period in 2002. The decrease for the current period in 2003 is the result mainly of cost reductions in salaries and overhead expenses, in addition to the lack of non-cash items added to the 2002 expenses as required by accounting rules.

      As a percentage of total revenue, the Company's general and administrative expenses decreased from 2942% in the period ended September 30, 2002, to 162.8% for the current period in 2003, as a result of the Company's cost cutting measures and the absence of non-cash items. The Company anticipates a reduction of these expenses through cost cutting efforts and the continuation of the refinement of its business operations.

Interest Expense

      The Company incurred net interest expense for the period ended September 30, 2003 of $7,500, related to its U.S. operations. Interest expense decreased by $13,242, an 63.84% decrease, compared to $20,742 for the same period in 2002, almost all of which was incurred in the U.S. The decrease was due to the fact that the Company paid a $250,000 loan in 2002.

Loss Per Share

      The Company accrued dividends payable of $617,240, including deemed dividends, to various series of preferred stock during the nine months ended September 30, 2003. The Company's accrued dividends decreased for this period by $337,275 from $954,515 for the nine months ended September 30, 2002. This 35.3% decrease was due to decreased financing activities and the conversion of a portion of the preferred stock. The Company's loss per share was $0.10 for the nine months ended September 30, 2003 compared to a $0.18 loss per share for the same period in 2002. This decrease in the loss per share was the result of the increase in the weighted average number of shares outstanding for the comparable periods, combined with the decrease in net loss before accrued dividends of $333,674, from $2,245,699 for the nine months ended September 30, 2002 to $1,912,025 for the same period in 2003.

Three Months Ended September 30, 2003 Compared to the Three Months Ended
------------------------------------------------------------------------
September 30, 2002
------------------

Revenue

      The Company had revenues for the three months ended September 30, 2003 of $334,537, with cost of sales of $53,473, resulting in a gross profit of $281,064, or 84% of sales. Of the $334,537, $310,054 was from sales in the Company's U.S. operation, $6,790 from sales in China and $17,693 from sales in Mexico. Revenue for the three months ended September 30, 2003 increased by $25,808, an 8.35% increase compared to revenue of $308,729 for the three months ended September 30, 2002. The increase in revenue in the United States for the three months ended September 30, 2003 is the result of the implementation of the company's new unit sale business model in 2003.

Cost of Goods Sold

      The Company incurred cost of goods sold of $53,473 for the three months ended September 30, 2003, most of which was incurred in the U.S. operation in the third quarter. Cost of goods sold for this period decreased by $3,043, a 5.3% decrease compared to $56,516 for the three months ended September 30, 2002.

Operating Expense

      The Company incurred selling expenses for the three months ended September 30, 2003 of $357,384 mostly incurred in the U.S. operation. Selling expenses increased for the three months ended September 30, 2003 by $328.881, a 1,154% increase compared to the selling expense of $28,503 for the three months ended September 30, 2002. The increase in selling expenses is the result of the change in the Company's sales policies in the reporting of certain expenses as selling expenses rather than as general and administrative expenses.

      The Company incurred general and administrative expenses for the three months ended September 30, 2003 of $478,121, consisting of $454,077 in the U.S. operation and 24,044 in China. General and administrative expenses for the three months ended September 30, 2003 decreased by $404,434, a 45.8% decrease compared to $822,555 for the same period in 2002. This decrease was due to the change in the Company's sales policies that resulted in the reporting of certain expenses as selling expenses rather than as general and administrative expenses, the significant cutting of expenses in China through a reduction in staff and office space, and the overall reduction of administrative expenses.

Interest Expense

      The Company incurred interest expense for the three months ended September 30, 2003 of $3,421, all of which was incurred in the U.S. operation. Interest expense for the three months ended September 30, 2003 increased by $4,343, an 471% increase compared to a net positive $922 for the same period in 2002.

Net Loss/Operating Income

      The Company had a net loss in its operations for the three months ended September 30, 2003 of $563,996 compared with a net loss of $657,923 for the same period in 2002. The net loss decrease amounted to $93,927 or 14.27% compared to the same period in 2002. The decrease in net loss resulted from significant efforts to reduce general and administrative expenses in the U.S. and China operations, combined with reduced non-cash general and administrative items in the three months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2003, the Company reported that net cash used in operating activities was $1,118,564, net cash provided by financing activities was $1,027,062 and net cash used in investing activities was $31,362. The Company had a negative working capital of approximately $2,280,500 as of September 30, 2003.

      Compared to approximately $1,216,540 of net cash used in operating activities in the period ended September 30, 2002, the Company's current year net cash used in operating activities decreased by approximately $97,976 to $1,118,564. This decrease was the result of continuing efforts of the Company to reduce expenses through the refinement of its business plan and the reduction of salaries at the senior management level and general office expenditures.

      Changes in accounts receivable in this current period in 2003 resulted in a cash increase of approximately $132,635, compared to a cash decrease in receivables of approximately $31,601 for the same period in 2002, having a net result of an increase of $164,236. The increase in accounts payable and accrued liabilities in the period ended September 30, 2002 contributed to a cash increase of $389,216, whereas the changes in accounts payable and accrued liabilities for the current period in 2003 amounted to an increase in cash of $728,498. The Company has adopted and will keep implementing cost cutting measures to lower the Company's costs and expenses and to pay the Company's accounts payable and accrued liabilities by using cash and equity instruments. The Company's cash flow generated through operating activities was inadequate to cover all of the Company's cash requirements in the period ended September 30, 2003, and the Company had to rely on equity financing to cover expenses.

      The Company's cash used in investing activities was approximately $31,362 for computer equipment in the United States.

      The Company's net cash provided by financing activities for the period ended September 30, 2003 was approximately $1,027,000. New cash provided by financing activities for the same period in 2002 was approximately $1,973,000, for a net decrease of approximately $946,000. The decrease was due to limiting financing activities to the issuance of Series J preferred stock in this current period.

      The financing proceeds were used for working capital purposes. Notwithstanding total cash proceeds of approximately $1,027,000, the Company owed approximately $147,000 as of September 30, 2003 for Warner Bros. license guaranteed royalty payments. The Company will not seek another license from Warner Bros. for China. This decision is based upon the lack of sales in the Company's China markets and what the Company perceives to be the licensor's continuing overall lack of brand support in China. The Company and Warner Bros. dispute the contractual necessity of the payment of the balance owed on the China license as a result of the above circumstances.

      Going forward, the Company's primary requirements for cash consist of
(1) the continued development of its business in the United States and on an international basis; (2) general overhead expenses for personnel to support the new business activities; and (3) payments of guaranteed royalty payments to third parties for existing and future licensing agreements. The Company estimates that the Company's need for financing to meet the Company's cash needs for operations will continue to the second quarter of 2004, when cash supplied by operating activities may enable the Company to meet its anticipated cash requirements for operation expenses. The Company anticipates the need for additional financing in 2003 and 2004 to reduce the Company's liabilities and to improve its shareholders' equity. No assurances can be given that the Company will be able to obtain additional financing or that operating cash flows will be sufficient to fund the Company's operations.

      The Company currently has monthly working capital needs of approximately $225,000. The Company has incurred and continues to incur significant selling and other expenses in order to increase retail sales. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as the Company expands its sales markets and increases its sales within established markets. Freight charges will be reduced as the Company is able to ship more full truckloads of product given the reduced per unit cost associated with full truckloads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. The Company believes that, along with the increase in the Company's unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate the Company's cash needs. In addition, the Company is actively seeking additional financing to support its operational needs and to develop an expanded promotional program for the Company's products.

      The Company is continuing to explore the sale of Slammers(TM) flavored milk in new and expanded markets, as well as combining this brand with the brands of third parties. In addition, the Company is developing its own new line of "extreme" flavored milks with distinctive packaging directed at a target market extending to twenty plus year old buyers. The Company introduced its "Extreme Slammers" at the National Association of Convenience Stores trade show in October 2003. "Extreme Slammers" utilizes well known professional "extreme sports" figures as the focus of its packaging and marketing.

      Presently, the Company still is exploring and pursuing the school market through trade/industry shows and individual direct contacts. The implementation of such a school based program, however, still has not proved to be a viable aspect of the Company's business model, owing to the pricing of Slammers(TM) and the product positioning of Looney Tunes(TM) milk in middle and high schools. Efforts are ongoing to reduce the cost of the Slammers(TM) products for schools and to introduce "Extreme Slammers" in middle and high schools.


Warner Bros. Licenses

      The Company holds five licenses for Looney Tunes(TM) characters and names from Warner Bros. Each license is structured to provide for the payment of guaranteed royalty payments to Warner Bros. The Company accounts for these guaranteed payments as debt and licensing rights as assets. The following is a summary of expiration dates and guaranteed royalty payments due to Warner Bros. as of September 30, 2003:


                                                  Amount     Expiration
      License         Guaranty    Balance Due    Past Due       Date
      -----------------------------------------------------------------

      U.S. License    $500,000      $      -     $      -     12/31/03
      U.S. TAZ        $250,000      $      -     $      -          N/A
      China           $400,000      $147,115     $147,115     06/30/03
      Mexico          $145,000      $      -     $      -     05/31/04
      Canada          $ 32,720      $      -     $      -     03/31/04

      The China license had been extended to October 29, 2003 by agreement of the parties and the Company will not seek another license from Warner Bros. for China. This decision is based upon the lack of sales in the Company's China markets and what the Company perceives to be the licensor's continuing overall lack of brand support in China. The Company and Warner Bros. dispute the contractual necessity of the payment of the balance owed on the China license as a result of the above circumstances.

      The history of the Company with Warner Bros. licenses, as a function of sales of the flavored milks, has not supported the guaranteed royalty structure required by Warner Bros. for its licenses. In the third quarter 2002, the Company decided to develop the Slammers(TM) brand, with the prospect of creating its own independent brand, which could be combined with other third party "promotional" type licensed properties. The Company officially launched a dual branded Slammers(TM) and Looney Tunes(TM) product in the first quarter 2003. In October 2003, the Company introduced its own non-Looney Tunes(TM) "Extreme Slammers" product, and anticipates the launch of a dual branded Slammers(TM) with a non-Warner Bros. third party licensed property in the first quarter 2004. At present, the Company is engaged in an analysis of whether it will seek to extend any of its licenses with Warner Bros.

DEBT STRUCTURE

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

      On August 27, 2003, the Company received the proceeds of a loan from Mid-America Capital, L.L.C., in the amount of $150,000. The note is payable November 25, 2003 and bears interest at the annual rate of 10%. This loan is secured by a general security interest in all the Company's assets.

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

NEW ACCOUNTING ANNOUNCEMENTS NOT YET ADOPTED

      In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company's Certificate of Incorporation provides that the Company "shall be empowered to indemnify" to the full extent of its power to do so, all directors and officers, pursuant to the applicable provisions of the Delaware General Corporation Law. The Company will indemnify its officers and directors to the full extent permitted under Section 145 of the Delaware General Corporation Law. The Company has determined that there has been no impact due to the application of FIN No. 45 on its financial position and results of operations.

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


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Quarter Ended September 30, 2003

      On August 12, 2003, the Company issued 1,200,000 shares of common stock upon the conversion of 6,542 shares of Series G Convertible Preferred. The conversions were based upon notices of conversion received in June and July 2003, and was delayed in order to determine the accuracy of the conversion variables contained in the respective notices of conversion. The conversion-based issuances of common were as follows:

      The Company issued 200,000 shares of common stock to Keshet, LP, upon the conversion of 1,209 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

      The Company issued 200,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 1,209 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

      The Company issued 150,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 773 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      The Company issued 250,000 shares of common stock to Keshet, LP, upon the conversion of 1,289 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      The Company issued 200,000 shares of common stock to Talbiya B. Investments, Ltd., upon the conversion of 1,031 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      The Company issued 200,000 shares of common stock to Nesher. Ltd., upon the conversion of 1,031 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      On September 15, 2003, the Company issued 213,750 shares of common stock to Michael Willms, upon the conversion of 7,500 shares of Series H Convertible Preferred, at the fixed conversion price of $0.40. The conversion included accrued and unpaid dividends on the preferred converted.

      On September 29, 2003, the Company issued 70,938 shares of common stock to The Dennis H. Willms Irrevocable Trust, Michael Willms, Trustee, upon the conversion of 2,500 shares of Series H Convertible Preferred, at the fixed conversion price of $0.40. The conversion included accrued and unpaid dividends on the preferred converted.


Item 6.  Exhibits and Reports on Form 8-K

None

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-QSB (September 30, 2003), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: November 13, 2003


/s/Roy G. Warren
--------------------------------------
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this amended report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                Title                          Date
---------                -----                          ----

/S/ Roy G. Warren        Chief Executive Officer        November 13, 2003
                         and Director

/S/ Tommy E. Kee         Chief Financial Officer        November 13, 2003