Form 10QSB/A
period 2003-09-30
BRAVO FOODS INTERNATIONAL CORP
filed 2003-12-24
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

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

Report of Independent Certified Public Accountants

Bravo! Foods International Corp.
11300 US Highway 1, Suite 202
North Palm Beach, FL 33408


We have reviewed the condensed consolidated balance sheet of Bravo! Foods International Corp. as of September 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003, and cash flows for the nine-month periods ended September 30, 2003 included in the accompanying Securities and Exchange Commission Form 10-QSBA for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principals generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Bravo! Foods International Corp. as of December 31, 2002, and the related consolidated statements of operations, capital deficit, and cash flows for the year then ended (not presented herein); and our report dated March 15, 2002 thereon included a going concern uncertainty that stated "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the summary of accounting policies in the consolidated financial statements, the Company has a limited operating history, has incurred substantial losses since its inception, and at December 31, 2002, has a working capital deficiency, is delinquent on certain of its debts and has negative net assets, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the same section. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."



BDO Seidman, LLP
December 23, 2003

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                   December 31,    September 30,
                                                       2002            2003
                                                   ------------    -------------
                                                                    (unaudited)

Assets

Current assets:
  Cash and cash equivalents                         $  224,579      $  101,571
  Accounts receivable                                  236,149         103,514
  Other receivable                                      14,662         107,762
  Advance to vendor                                      8,719               -
  Inventories                                           55,062          55,106
  Prepaid expenses                                       7,605         113,812
                                                    ----------      ----------

Total current assets                                   546,776         481,765

Furniture and equipment, net                            89,602          78,298
License rights, net of accumulated amortization         88,104          40,074
Deposits                                                15,000          10,736
                                                    ----------      ----------

Total assets                                        $  739,482      $  610,873
                                                    ==========      ==========

Liabilities and Capital Deficit

Current liabilities:
  Notes payable to International Paper              $  187,743      $  187,743
  Notes payable to individual lenders                  100,000         100,000
  Note payable to Mid-Am Capital LLC                         -         150,000
  Notes payable to Warner Bros.                        270,053         147,115
  Accounts payables                                  1,039,313       1,591,535
  Accrued liabilities                                  409,615         585,890
                                                    ----------      ----------

Total current liabilities                            2,006,724       2,762,283

Dividends payable                                      266,666         492,948
                                                    ----------      ----------

Total liabilities                                    2,273,390       3,255,231
                                                    ----------      ----------

    The financial statements should be read in conjunction with the notes herein and the Notes to Consolidated Financial Statements appearing in the most recent Form 10 KSB

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                                             December 31,     September 30,
                                                                                 2002             2003
                                                                             ------------     -------------
                                                                                               (unaudited)

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

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                        ---------------------------     ---------------------------
                                                            2002            2003            2002            2003
                                                        -----------     -----------     -----------     -----------
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenue - unit sales                                    $         -     $   110,584     $         -     $   336,644
Revenue - net kit sales                                      17,750               -         425,618           2,737
Revenue - gross kit sales                                   290,979         223,953         627,511         747,056
                                                        -----------     -----------     -----------     -----------
Total Revenue                                               308,729         334,537       1,053,129       1,086,437
Cost of sales                                               (56,516)        (53,473)       (133,003)       (176,008)
                                                        -----------     -----------     -----------     -----------
Gross margin                                                252,213         281,064         920,126         910,429
Selling expense                                              28,503         357,384          46,017       1,037,914
Product development                                               -           6,134               -           7,788
General and administrative expense                          882,555         478,121       3,099,066       1,769,252
                                                        -----------     -----------     -----------     -----------
Loss from operations                                       (658,845)       (560,575)     (2,224,957)     (1,904,525)
Other expense:
  Interest expense, net                                         922          (3,421)        (20,742)         (7,500)
                                                        -----------     -----------     -----------     -----------
Loss before income taxes                                   (657,923)       (563,996)     (2,245,699)     (1,912,025)
Provision for income taxes                                        -               -               -               -
                                                        -----------     -----------     -----------     -----------
Net loss                                                   (657,923)       (563,996)     (2,245,699)     (1,912,025)

Dividends accrued for Series B preferred stock               (2,471)         (2,437)         (7,332)         (7,232)
Dividends accrued for Series D preferred stock               (1,393)              -         (18,500)              -
Dividends accrued for Series G preferred stock              (14,205)         (7,192)        (45,677)        (34,598)
Dividends accrued for Series H preferred stock              (16,810)        (30,697)       (280,808)        (91,617)
Dividends accrued for Series I preferred stock               (1,476)         (6,049)       (296,477)        (17,951)
Dividends accrued for Series J preferred stock             (305,721)        (40,329)       (305,721)        (98,631)
Deemed dividends on Series J preferred stock                      -               -               -        (367,211)
                                                        -----------     -----------     -----------     -----------

Net loss applicable to common shareholders              $  (999,999)    $  (650,700)    $(3,200,214)    $(2,529,265)
                                                        ===========     ===========     ===========     ===========

Weighted average number of common shares outstanding     21,365,343      27,382,453      18,150,932      26,425,063
                                                        ===========     ===========     ===========     ===========

Basic and diluted loss per share                        $     (0.05)    $     (0.02)    $     (0.18)    $     (0.10)
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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Regulation S-X, where required.
All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three or nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2002.

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

Non Cash Transactions
---------------------

      During the nine months ended September 30, 2003, Series G, H and J convertible preferred stock were converted to common stock along with 100,000 shares of common stock to an employee for compensation.
Accordingly, additional paid-in capital and common stock increase 603,124 and 27,900 respectively.

Litigation
----------

      From time to time the Company is involved in litigation of a commercial nature, largely based upon contractual disputes. No litigation of a material nature is pending for which the Company believes it has exposure.

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

      On August 12, 2003, the Company issued 1,200,000 shares of common stock based upon Series G notices of conversion received in June and July 2003, as set forth below. The issuance of common was delayed in order to determine the accuracy of the conversion variables contained in the respective notices of conversion.

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

      On September 13, 2003, the Company issued 213,750 shares of common stock to Michael Willms, upon the conversion of 7,500 shares of Series H Convertible Preferred, at the fixed conversion price of $0.40. The conversion included accrued and unpaid dividends on the preferred converted.

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

      The Company's new product introduction and growth expansion continues to be expensive and the Company reported a net loss of $1,912,025 for the nine months ended September 30, 2003. The Company has suffered operating losses and negative cash flows from operations since inception and at September 30, 2003 has an accumulated deficit, a capital deficit, is delinquent on certain debts and has negative working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. business and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that the Company will be successful in carrying out the Company's plans.

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

      The processor dairies charge the Company for the cost of producing the branded flavored milk. The Company is responsible for freight charges from processor dairies to retail destinations, promotion costs and product returns of product owing to defects and out of date products. In addition, the Company pays the fee charged by food brokers retained by the Company to generate sales of the branded flavored milk products to retail outlets. In return, the Company is entitled to keep the difference between the cost charged by processor dairies and the wholesale price determined by the Company and charged to retail outlets. The Company treats this second earning event as "product sales revenue" when the revenue is realized or realizable and accrue any estimated expenses which are related to the Company's revenue at the end of each reporting period. Because the Company benefits only from the price difference and does not own the inventory, it recognizes the revenue net of associated costs.

      In the second quarter 2003, Jasper Products ("Jasper") became the Company's principal supplier of out-sourced dairy processing in the United States. Management believes that this arrangement will result in greater efficiencies in the cost of processing and freight charges.

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

Segmented revenues and costs of sales

      The table set forth on page F-9 of this report presents revenue by source, type and costs of goods sold, as well as combined gross revenues and gross margins. Revenues from Canada are generated by kit sales to Farmers Dairy, a Halifax dairy processor. Revenues from Mexico are generated from kit sales to Neolac, a dairy processor in central Mexico. In the United States, revenues are generated by kit sales to Parmalat, which is responsible for marketing and sales, and kit sales to independent dairy processors that produce extended shelf life and aseptic long life Slammers
(TM) product. Revenues from these sales are recorded under "US Kit Sales" in the table. The Company's sale of ESL and aseptic product generates revenue recorded as "US Unit Sales."

      United States (Jasper, Shamrock and Parmalat Sales)
      ---------------------------------------------------

      Revenues for the nine months ended September 30, 2003 from kit sales in the United States decreased from $899,619 for the same period in 2002 to approximately $556,000 in 2003. In the period ended September 30, 2002, the Company recognized $425,618 in net kit sales through Quality Chek'd. and $474,001 from sales to Jasper and Shamrock Farms ("Shamrock"). In the same period in 2003, the Company had $556,490 in kit sales, principally to Jasper. The increase in kit sales in 2003 from 2002 is the result of the full transition to Jasper and Shamrock.

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

      Mexico and Canada
      -----------------

      Revenues from Mexico and Canada are for kit sales only. Revenues for the period ended September 30, 2003 from kit sales in Mexico increased 31.2% from $84,925 for the same period in 2002 to $111,463 in 2003. The increase was the result of greater market penetration and brand awareness in Mexico. Canadian sales decreased 7.2% from $47,150 for the nine months ended September 30, 2002 to $43,745 for the period ended September 30, 2003. The decrease in reported kit sales to Canada is the result of insufficient promotion in the Canadian market.

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

Consolidated Operating Expenses
-------------------------------

      The Company incurred selling expenses of $1,037,914 for the period ended September 30, 2003, all of which were incurred in the Company's North America Bravo! operations. The Company's selling expense for this period increased by $991,897, compared to selling expense of $46,017 for the same period in 2002. The increase in selling expenses is due to the introduction of unit sales and the ending of net kit sales. Unit sales require higher selling expenses, as explained in the following paragraph.

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

Interest Expense

      The Company incurred net interest expense for the period ended September 30, 2003 of $7,500, related to its U.S. operations. Interest expense decreased by $13,242, an 63.84% decrease, compared to $20,742 for the same period in 2002, almost all of which was incurred in the U.S. The decrease was due to the fact that the Company repaid a $250,000 loan in 2002.

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

Operating Expense

      The Company incurred selling expenses for the three months ended September 30, 2003 of $357,384 mostly incurred in the U.S. operation. Selling expenses increased for the three months ended September 30, 2003 by $328.881, a 1,154% increase compared to the selling expense of $28,503 for the three months ended September 30, 2002. The increase is discussed in the section "Operating Expenses" of "Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002".

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

      Compared to approximately $1,216,000 of net cash used in operating activities in the period ended September 30, 2002, the Company's current year net cash used in operating activities decreased by approximately $98,000 to $1,118,564. This decrease was the result of continuing efforts of the Company to reduce expenses through the refinement of its business plan and the reduction of salaries at the senior management level and general office expenditures.

      Changes in accounts receivable in this current period in 2003 resulted in a cash increase of approximately $133,000, compared to a cash decrease in receivables of approximately $32,000 for the same period in 2002, having a net result of an increase of $164,236. The increase in accounts payable and accrued liabilities in the period ended September 30, 2002 contributed to a cash increase of $389,216, whereas the changes in accounts payable and accrued liabilities for the current period in 2003 amounted to an increase in cash of $728,498. The Company has adopted and will keep implementing cost cutting measures to lower the Company's costs and expenses and to pay the Company's accounts payable and accrued liabilities by using cash and equity instruments. The Company's cash flow generated through operating activities was inadequate to cover all of the Company's cash requirements in the period ended September 30, 2003, and the Company had to rely on equity financing to cover expenses.

      The Company's cash used in investing activities was approximately $32,000 for computer equipment in the United States.

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

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: December 23, 2003


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

Signature                Title                          Date
---------                -----                          ----

/S/ Roy G. Warren        Chief Executive Officer        December 23, 2003
                         and Director

/S/ Tommy E. Kee         Chief Financial Officer        December 23, 2003