Form 10KSB
period 2003-12-31
BRAVO FOODS INTERNATIONAL CORP
filed 2004-04-14
CIK 1061029

===========================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           Report For Period January 1, 2003 to December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

The issuer's revenues for its most recent fiscal year were $1,200,142.

The aggregate market value of the voting stock held by non-affiliates of the issuer on April 2, 2004, based upon the $0.15 per share average bid and asked prices of such stock on that date, was $4,210,799, based upon 28,071,996 shares held by non-affiliates of the issuer. The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of April 2, 2004 was 31,598,580.

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

                                   PART I

ITEM 1 - DESCRIPTION OF BUSINESS

The Company

      The Company is a Delaware corporation, which was formed on April 26, 1996. The Company formerly owned the majority interest in two Sino-American joint ventures in China, known as Green Food Peregrine Children's Food Co. Ltd. and Hangzhou Meilijian Dairy Products Co., Ltd. These two joint ventures processed milk products for local consumption in the areas of Shanghai and Hangzhou, China, respectively. The Company closed Green Food Peregrine in December 1999 and sold its interest in Hangzhou Meilijian Dairy in December 2000.

      In December 1999, the Company obtained Chinese government approval for the registration of a new wholly owned subsidiary in the Wai Gao Qiao "free trade zone" in Shanghai, China. The Company formed this import-export company to import, export and distribute food products on a wholesale level in China. In addition, China Premium (Shanghai) is the Company's legal presence in China with respect to contractual arrangements for the development, marketing and distribution of branded food products. The Company has announced that it plans to cease all business activities of this Chinese subsidiary in April 2004, owing to low sales volume and insufficient financial or logistic resources to market the Company's products profitably in mainland China.

      In December of 1999, the Company formed Bravo! Foods, Inc., a wholly owned Delaware subsidiary, which the Company utilized to advance the promotion and distribution of branded Looney Tunes(TM) products in the United States, through production agreements with local dairy processors. At the end of 2001, the Company assumed this business, and its U.S. subsidiary ceased functioning as an operating company at that time.

      On February 1, 2000, the Company changed its name from China Peregrine Food Corporation to China Premium Food Corporation, and on March 16, 2001 the Company changed its name to Bravo! Foods International Corp.

The Business

      The Company's business involves the development and marketing of a Company owned Slammers(R) trademarked brand, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and the granting of production and marketing rights to processor dairies to produce branded flavored milk utilizing the Company's intellectual property. The Company generates revenue primarily through the sale of "kits" to these processors. In the United States, the Company also generates revenue from the unit sales of finished branded flavored milks to retail consumer outlets.

      "Kits" sold to processors consist of flavor ingredients that are developed and refined by the Company and the grant of production rights to processors to produce the flavored milks. The consideration paid to the Company under these production contracts consists of fees charged for the Company's grant of production rights for the branded flavored milks plus a charge for flavor ingredients. The fees charged by the Company for the production rights have been formulated to match its royalty costs for its intellectual property licenses.

      Warner Bros. Licenses
      ---------------------

      In January 1999, the Company commenced a licensing agreement with Warner Bros. Consumer Products, permitting the Company to produce and distribute a line of high quality, flavored milks branded with the Warner Bros. Looney Tunes(TM) logos, characters and names in the Shanghai and Hangzhou greater metropolitan areas. To obtain this license, the Company agreed to pay 3% royalty fees of net invoiced price of each licensed product with a minimum guaranteed royalty of $300,000. In the summer of 2000, the Company agreed to pay an additional $100,000 for an expanded license for all of mainland China and an extension of the expiration date to June 2003. Thereafter, the parties agreed to extend the license to October 29, 2003, at which time the license expired.

      On July 27, 2000, the Company executed a licensing agreement with Warner Bros. to use Looney Tunes(TM) characters and names on milk products in the United States. This licensing agreement obligated the Company to pay a guaranteed royalty of $500,000, and granted to the Company the right to use the cartoon characters of Bugs Bunny, Tweety, Tasmanian Devil, Road Runner, Wile E Coyote, Lola Bunny, Marvin the Martian, Sylvester and Daffy Duck on milk products for sale in specified retail outlets in the fifty United States, Puerto Rico and the United States Virgin Islands. The initial term of the agreement was for 3 years, from January 1, 2000 through December 31, 2002. In early 2002, the parties agreed to extend the term of this license for an additional year to December 31, 2003. This extension was part of a promotional license for the Warner Bros. "Taz Atti-Tour" for the period March 13, 2002 to December 31, 2002, for which the Company paid an additional $250,000 guaranteed royalty.

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

      On May 28, 2002, the Company executed a licensing agreement with Warner Bros. to use Looney Tunes(TM) characters and names on milk products in Canada. This licensing agreement grants the Company the right to use the Warner Bros. cartoon characters on milk products for sale in specified retail outlets throughout Canada. The initial term of the agreement was for 25 months, from March 1, 2002 through March 31, 2004.

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

      Non-Renewal of Warner Bros. Licenses.
      -------------------------------------

      The history of the Company with all of the Warner Bros. licenses, as a function of sales of the flavored milks, has not supported the guaranteed royalty structure required by Warner Bros. for its licenses. As a result, the Company developed its own Slammers(R) brand in 2003 and executed licenses with Marvel Comics and Moon Pie in 2004. For these reasons, in the fourth quarter 2003, the Company decided not to seek the renewal for the China license and not accept the offer of Warner Bros. to renew the U.S. license. In addition, the Company decided not to renew its licenses with Warner Bros. for Canada and Mexico.

      Production Contracts
      --------------------

      Prior to 2000, the Company's business primarily involved the production and distribution of milk in China. In the third quarter of 2000, the Company began to refocus the Company's business away from the production - distribution aspect of the value chain by implementing a business model that involved the branding, marketing, packaging design and promotion of branded flavored fresh milk in the United States. During the middle of 2001, this refocused business was implemented in China, in December 2001 in Mexico and in the third quarter of 2002 in Canada.

      United States

      The initial dairy processors with which the Company had production contracts were members of Quality Chekd Dairies, Inc., a national cooperative with over 40 member dairies that process fresh milk on a regional basis. This business, while viable, proved to have limited sales expansion capabilities in the US owing to the inherent regional distribution limitations of a "fresh" milk product with a short shelf life.

      The advent of extended shelf life (ESL) and aseptic long life milk presented the Company with the opportunity to increase dramatically sales on a national basis. In the third quarter of 2001 and the first quarter of 2002, the Company entered into production contracts with Shamrock Farms, located in Phoenix, Arizona and Jasper Products, of Joplin, Missouri, and began to market branded ESL and aseptic flavored milks to large national chain accounts.

      Significantly, with ESL and aseptic milks, the Company is no longer dependent upon regional processor dairies to promote the sale of the Company's branded flavored milks. Since distribution issues do not limit ESL and aseptic milk sales to the accounts of regional dairy processors, the Company has assumed responsibility for promoting sales either directly or through food brokers who represent the Company with both national and regional accounts. This business model, coupled with the production capacity of these two ESL dairy processors, allowed the Company to seek national accounts in an aggressive fashion, resulting in arrangements to supply flavored milk products to over 11,000 stores nationally at the end of 2002.

      Under the Company's current U.S. business model, the Company's revenue source is derived not only from "kit" sales, but also from the differential between the cost to the Company of producing the ESL and long life aseptic products and the wholesale price to the Company's accounts for unit sales of the finished Looney Tunes(TM) flavored milks.

      In June 2002, the Company entered into a production contract with a division of Parmalat USA Corp. to produce, market and sell the Looney Tunes(TM) brand flavored milks. Under this agreement, Parmalat is the exclusive producer and distributor of Bravo! Foods' new Looney Tunes(TM) brand fortified aseptic milk, packaged in Tetra-Brik(TM) format under the Company's Slammers Fortified Reduced Fat Milk(TM) logo in the United States. The Company's agreement with Parmalat gives the Company an expanded presence in supermarkets through the use of shelf stable aseptic milk that is processed, sold and distributed by Parmalat. In addition, under this agreement the Company retained responsibility for aseptic product sales in the food service sector, either directly or through food brokers who represented the Company with both national and regional accounts. The Company's agreement with Parmalat expired with the non-renewal of the Warner Bros. license for the United States.

      Mexico

      In December 2001, the Company commenced its contractual relationship with Neolac S.A, a national dairy processor located in central Mexico. The Company sells kits to Neolac, including production rights for its branded flavored milk for all of Mexico. The Company's responsibilities are to design and provide approved packaging artwork, to help determine the best tasting flavors for the particular market and to assist in the administration, promotion and expansion of the branded flavored milk program. Ingredients for the flavored milks are formulated to the Company's specifications and supplied on an exclusive basis by Givaudan Roure. The Company does not have any responsibility for or participation in sales or distribution in Mexico.

      Canada

      In April 2002, the Company commenced its contractual relationship with Farmers Dairy, a dairy processor located in Halifax, Nova Scotia, Canada. The Company sells kits to Farmers Dairy, including production rights for the branded flavored milk products. The Company's responsibilities are to design and provide approved packaging artwork, to help determine the best tasting flavors for the particular market and to assist in the administration, promotion and expansion of the branded flavored milk program. Ingredients for the flavored milks are formulated to the Company's specifications and supplied on an exclusive basis by Givaudan Roure. The Company does not have any responsibility for or participation in sales or distribution in Canada.

      China

      The Company's withdrawal from milk production in China in 2000 resulted in the signing of supply agreements with Hangzhou Meilijian and Huai Nan Dairy to produce branded traditional white and flavored milks, which the Company sold in Shanghai, Hangzhou, Ningbo, Nanjing, Fuzhou, Wuxi and Suzhou. The administration of supply, distribution, marketing and sales of the branded flavored milk products in China was the responsibility of China Premium Food Corp (Shanghai) Co, Ltd., the Company's wholly owned Chinese registered subsidiary.

      In October 2001, China Premium Food Corp (Shanghai) Co, Ltd .began to implement the Bravo! "kit sales" model with the execution of a production contract with Kunming Xuelan Dairy, located in Kunming City in Southwest China. From October 2001, through the third quarter 2002, Kunming Dairy produced the Company's branded flavored milks in 250ml single serve gable top packaging. In January 2002, Heilongjiang Wan Shan Dairy (Wonder Sun Dairy) began producing the vanilla Looney Tunes(TM) flavored milk. This dairy is located in Harbin City in Northeast China and has distribution rights to Heilongjiang, Jilin, Liaoning and Hebei provinces as well as Beijing and Tianjin municipalities.

      As of December 31, 2003, China Premium Food Corp (Shanghai) Co, Ltd. ceased business activities in China. The Company anticipates closing all operations of this subsidiary in the second quarter of 2004.

      Products
      --------

      Commencing in September of 2000, the Company implemented the "kit" sales program with third party dairy processors in the United States, for the production and sale of fresh branded flavored milk in single serve plastic bottles. This product, as with all of the Company's U.S. products up to September 2000, had a limited shelf life of, generally, 21 days.

      In early 2002, the Company developed branded extended shelf life and aseptic long life flavored milk products. The extended shelf life product was sold in 11.5oz single serve plastic bottles and must be refrigerated. The shelf life of this product is 90 days. The Company's aseptic product does not require refrigeration and has a shelf life of 8 months. This product is packaged in an 11.2oz Tetra Pak Prisma(TM) sterile paper container. Both of these products were introduced to the public in the second and third quarters of 2002.

      Commencing in May 2002, the Company developed a new branded fortified flavored milk product under the "Slammers Fortified Reduced Fat Milk(R)" brand name. The Company's Slammers brand is used in conjunction with the Company's licensed third party trademarks. Slammers(R) is made from 2 percent fat milk and is fortified with 11 essential vitamins. The introduction of this new product and the phase out of the Company's "regular" branded milks occurred in the fourth quarter of 2002. The Company's Slammers(R) flavored milks are sold in the United States in single serve extended shelf life

11.5 oz plastic bottles, as well as the long life 11.2oz aseptic Tetra Pak Prisma(TM) package. The Company's Slammers(R) flavored milks are sold in Mexico and Canada in single serve extended shelf life 11.5 oz plastic bottles.

      In October 2002, Parmalat introduced Looney Tunes(TM) brand fortified aseptic milk, packaged in an 8oz Tetra-Brik(TM) format under the Company's Slammers Fortified Reduced Fat Milk(R) logo pursuant to a production agreement with the Company executed in June 2002. The 8oz Tetra Brik Slammers(R) does not require refrigeration and has a shelf life of 6 months. Currently, this product is no longer available.

      In November 2002, the Company introduced Slim Slammers Fortified Milk(R), a low calorie version of the Company's Slammers Fortified Reduced Fat Milk(R). Slim Slammers Fortified Milk(R) has no sugar added and is sweetened with sucralose, a natural sweetener made from sugar. Slim Slammers Fortified Milk(R) is made from 1 percent fat milk, is fortified with 11 essential vitamins and is available in the same flavors as the Company's Slammers(R) brand. The Company will reintroduce this product in the United States with a new package and formulation in 2004.

New Products
------------

      In the third quarter 2003, the Company commenced an analysis of the Looney Tunes(TM) brand performance within the context of the possible renewal of its Warner Bros. licenses for United States, Mexico, China and Canada. In the fourth quarter 2003, the Company concluded that, as a function of the sales of flavored milks, the Looney Tunes(TM) brand has not supported the guaranteed royalty structure required by Warner Bros. for its licenses. In the fourth quarter 2004, the Company decided not to renew its license agreements with Warner Bros. and began to develop new products in anticipation of the consummation of other license relationships for co-branded flavored milk with Marvel Comics and MoonPie, as well as a new single Slammers(R) brand. The Company plans to launch these products in the second quarter 2004 on a co-branded basis with Marvel Comics and a separate co-branded line with MoonPie.

Industry trends
---------------

      The dairy industry in the western world is a very mature industry with slow growth and, to a large extent, commodity like margins. The "got milk" campaign has helped heighten awareness of the nutritional benefits of dairy products but, even with this promotion, the US consumption of milk was basically flat two years ago.

      Flavored milk was the only area of growth in the past two years and, when promoted aggressively, the sales of flavored milk actually increased the sales of traditional white milk. The International Dairy Foods Association reported that flavored milks represent the only category for price and margin gains. As a result, Nestles, Dean's, Hershey and Borden all promote their brand of refreshment drinks. Sales of flavored milks for the last two years continued to have a 7% gain in product volume and a 12% increase in sales measured in dollars. Growth of this nature is welcome to this industry and validates the interest by the trade in products like the Company's Slammers brand Looney Tunes(TM) milk. The Beverage Marketing Corp. projects that growth in white milk will be flat to .5%, with growth in flavored milks from 4% to 8% per year over the next five years. Growth in the distribution of single serve milk products is projected by this research group at from 10% to 20%.

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

      The International Dairy Foods Association reports that, although flavored milk currently amounts to only 5 to 6 percent of milk sales, it represents over 59% of the growth in milk sales. With the total milk category exceeding $9.3 billion in 2002, the flavored segment was approximately $496 million. Statistically, as the flavored segment grows, the entire category grows as well. Selling more flavored milks has resulted in more sales of white milk as well.

      In addition, the International Dairy Foods Association and Dairy Management Inc. have reported on studies suggesting that dairy products may help in weight loss efforts when coupled with a reduced calorie diet, based on data associating adequate calcium intake with lower body weight and reduced body fat.

      The Company continues to develop a niche in the single serve flavored milk business by utilizing strong, national branding as part of the promotion of the Company's Slammers(R) and Slim Slammers(R) products. This niche has as its focus the increased demand for single serve, healthy and refreshing drinks.

Market segment strategy

      The Bravo! model addresses a very clear and concise target market. The Company knows from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, specifically in the dairy area in response to consumer interest and demand. To that end, the Company has and will continue to differentiate the Company's products from those of the Company's competitors through innovative product formulations and packaging designs, such as those implemented in the Company's Slammers fortified milk product line and the Company's Slim Slammers(R) low calorie, no sugar added products.

      The Company's Slammers(R) milk products have had promising results penetrating this arena as consumers continue to look for healthy alternatives to carbonated beverages. The positioning of the Company's products as a healthy, fun and great tasting alternative refreshment drink at competitive prices to more traditional beverages creates value for the producer and the retailer alike. This "profit orientation" for the trade puts old-fashioned milk products in a whole new light. The consumer is happy, the retailer is happy and the producer is able to take advantage of the value added by the brand and the resulting overall increase in milk sales.

      The Company has been and continues to pursue a strategic goal of placing the Company's Slammers(R) milks in elementary, middle and high schools through ala carte lunch programs and vending facilities in school cafeterias and is promoting the Company's Slim Slammers milks as low calorie, non-sugar added alternatives to traditional soft drinks Penetration of this market segment has been limited by logistic and economic concerns of school administrators in the push to remove traditional carbonated soft drinks from schools in favor of milk and milk based products.

Competition

      There are definite differences in the various competitors approach to this new segment. The differences address packaging, processing, marketing and distribution. Bravo! has taken the course of least resistance while producing a product that is positioned to reward all involved economically.

      Dean Foods based their market entrance five years ago on a new package called the Chug. This was an innovative new way to market milk in a format that made it convenient to drink milk "on the fly". The "chug" bottle was introduced in 8 oz and 16 oz plastic milk bottles. These bottles have a wide mouth opening and a very attractive screw top for convenience of sealing. The graphic label on the bottle was a full wrap and was introduced in both white and chocolate flavors. Currently, Dean is producing a flavored milk line under a license from Hershey's.

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

      The Company has settled on the kit approach in an effort to develop and promote a taste tested ultra quality fresh product, while enjoying the instant recognition of international brands. The Company has sought and utilized what are believed to be well recognized families of intellectual properties in the form of cartoon/comic book characters. The Company has been able to enter into production contracts with several national and international dairies and has moved from fresh milk to ESL and aseptic long shelf life products to expand the market for the Company's branded products.

      The Company's resources for promotions have been limited, and the Company runs significantly less promotional activities in comparison to the Company's competitors. Where the Company is in direct competition with Nestles and Hershey's, however, the Company has been able to maintain competitive sales levels.

Employees

      The Company has seven full time employees located at its North Palm Beach corporate offices. China Premium Food Corp (Shanghai) Co. Ltd., ceased operations and does not maintain any employees in China.

ITEM 2 - DESCRIPTION OF PROPERTY

      Neither the Company nor its subsidiaries currently own any real property. As of February 1, 1999, the Company moved its corporate offices from West Palm Beach to 11300 US Highway 1, Suite 202, North, Palm Beach, Florida, pursuant to a lease with HCF Realty, Inc., having an initial term of five years. The current aggregate monthly rent amounts to approximately $6,393. The term of this lease has been extended for five years to May 31, 2009, at a 25% reduction in base rent.

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

      None in the fourth quarter 2003

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price
-------------------------

      Of the 28,047,542 shares of common stock outstanding as of December 31, 2003, all but approximately 600,000 shares can be traded on the over-the-counter trading on the OTC Electronic Bulletin Board, which trading commenced October 24, 1997. Of this amount, 3,526,684 shares are held by affiliates. The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.


        QUARTER              HIGH BID PRICE    LOW BID PRICE
        -------              --------------    -------------

2002
        Q1 (1/3 - 3/29)           $0.52            $0.37
        Q2 (4/1 - 6/28)           $0.39            $0.21
        Q3 (7/1 - 9/30)           $0.38            $0.22
        Q4 (10/1 - 12/31)         $0.40            $0.24

2003
        Q1 (1/3 - 3/28)           $0.28            $0.20
        Q2 (4/1 - 6/30)           $0.23            $0.09
        Q3 (7/1 - 9/30)           $0.16            $0.09
        Q4 (10/1 - 12/31)         $0.12            $0.05


Equity holders at April 2, 2004
-------------------------------

      Common stock                 31,598,580 shares     1,900 holders (approximate)
      Series B preferred stock        107,440 shares         1 holder
      Series F preferred stock        120,515 shares         3 holders
      Series G preferred stock         55,781 shares         4 holders
      Series H preferred stock        100,500 shares         9 holders
      Series I preferred stock         30,000 shares         2 holders
      Series J preferred stock        200,000 shares         1 holder
      Series K preferred stock         95,000 shares         1 holder

Dividends
---------

      The Company has not paid dividends on its common stock and does not anticipate paying dividends. Management intends to retain future earnings, if any, to finance working capital, to expand its operations and to pursue its acquisition strategy.

      The holders of common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by the Company's board of directors out of the assets and funds legally available therefor. The availability of funds is dependent upon dividends or distribution of profits from the Company's subsidiaries and may be subject to regulatory control and approval by the appropriate government authorities on either a regional or national level.

      The Company has accrued dividends for the Company's convertible preferred stock in the amount of $266,666 at December 31, 2002 and $582,823 for the period ended December 31, 2003.

Sale of unregistered securities
-------------------------------

Quarter Ended December 31, 2003

      On November 21, 2003, the Company entered into a Subscription Agreement with Gamma Opportunity Capital Partners, LP for the sale of a convertible note in the amount of $200,000 and warrants to purchase 5,000,000 shares of common stock. The convertible note is convertible into shares of common stock of the Company at the lesser of $0.05 or 75% of the average of the three lowest closing bid prices for the thirty trading days prior to but not including the conversion date. During the 180 days following the issuance of the convertible note, the conversion price shall not be less that $.03 per share if no event of default exists. This 180 day period shall be extended indefinitely if no event of default exists, the closing trading price for any 15 day consecutive trading period is $0.20 or higher, the daily trading volume for the 15 days is at least 300,000 and a registration statement registering the convertible note is effective. In connection with this transaction, the Company issued 400,000 shares of its common stock and a warrant to purchase 2,000,000 shares of common stock at $.05 per share.

      On November 21, 2003, the Company entered into a Subscription Agreement with Mid-Am Capital, LLC for the sale of a convertible note in the amount of $200,000 and warrants to purchase 5,000,000 shares of common stock. The convertible note is convertible into shares of common stock of the Company at the lesser of $0.05 or 75% of the average of the three lowest closing bid prices for the thirty trading days prior to but not including the conversion date. During the 180 days following the issuance of the convertible note, the conversion price shall not be less that $.03 per share if no event of default exists. This 180 day period shall be extended indefinitely if no event of default exists, the closing trading price for any 15 day consecutive trading period is $0.20 or higher, the daily trading volume for the 15 days is at least 300,000 and a registration statement registering the convertible note is effective.

Subsequent Events

      On February 12, 2004, the Company held a special meeting of shareholders at which the shareholders approved the increase of the Company's authorized common stock from 50,000,000 shares to 300,000,000 shares.

      On February 17, 2004, the Company converted 875 shares of Series G Convertible Preferred Stock into 215,164 shares of common stock pursuant to a January 12, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.0407. The conversion included accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Nesher, LP.

      On February 17, 2004, the Company converted 1,400 shares of Series G Convertible Preferred Stock into 343,980 shares of common stock pursuant to a January 12, 2004 notice of conversion from

Talbiya Investments, Ltd., at a conversion price of $0. 0407. The conversion included accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Talbiya Investments, Ltd.

      On February 17, 2004, the Company converted 700 shares of Series G Convertible Preferred Stock into 172,162 shares of common stock pursuant to a January 12, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0. 0407. The conversion included accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of The Keshet Fund, LP.

      On February 17, 2004, the Company converted 2,025 shares of Series G Convertible Preferred Stock into 497,951 shares of common stock pursuant to a January 12, 2004 notice of conversion from Keshet LP, at a conversion price of $0. 0407. The conversion included accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Keshet, LP.

      On March 1,2004, the Company issued 80,000 shares of non-voting Series K 8% Convertible Preferred stock, to Mid-Am Capital, LLC, having a stated value of $10.00 per Preferred K share, for the aggregate purchase price of $800,000. Each preferred share is convertible to 100 shares of the Company's common stock at a conversion price of $0.10, representing 8,000,000 shares of common stock underlying the preferred. In addition, the following adjustments were made to prior issued warrants for the purpose of facilitating future fund raising by the Company arising out of the exercise of the warrants by Holder. The purchase price, as defined in the Warrant No. 2003-B-002, has been reduced to $0.10, subject to further adjustment as described in the warrant. The expiration date, as defined in the warrant, remains as stated. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

      On March 9, 2004, the Company converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 8, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties on that date in accordance with the instructions of Esquire Trade & Finance Inc.

      On April 1 2004, the Company converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 8, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties on that date in accordance with the instructions of Austinvest Anstalt Balzers.

      On April 2, 2004, the Company and Mid-Am Capital, LLC entered into Supplement No.1 to the Series K Convertible Preferred Subscription Agreement, by which the Company sold an additional 15,000 shares of its Series K Convertible Preferred Stock utilizing the proceeds from a certain promissory note issued by the Company to Mid-Am in the face amount of $150,000. With the consummation of this sale, the $150,000 promissory note was deemed paid in full by the Company.

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

OVERVIEW

      The Company's business model includes the development and marketing of a Company owned Slammers(R) trademarked brand, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and the granting of production and marketing rights to processor dairies to produce branded flavored milk and generating revenue primarily through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the diaries for the production, promotion and sales rights for the branded flavored milk. In the United States, the Company also generates revenue from the unit sales of finished branded flavored milks to retail consumer outlets.

      The Company's new product introduction and growth expansion continues to be expensive, and the Company reported a net loss of $3,016,987 for the year ended December 31, 2003. As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at December 31, 2003 has an accumulated deficit, a capital deficit, is delinquent on certain debts and has negative working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. and international business and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that the Company will be successful in carrying out the Company's plans.

CORPORATE GOVERNANCE

The Board of Directors

      The Company's board has positions for nine directors that are elected as Class A or Class B directors at alternate annual meetings of the Company's shareholders. The Company presently has two mid-term vacancies on the board. Six of the seven current directors of the Company's board are independent. The Company's chairman and chief executive officer are separate. The board meets regularly, at least four times a year, and all directors have access to the information necessary to enable them to discharge their duties. The board, as a whole, and the audit committee in particular, review the Company's financial condition, performance on an estimated vs. actual basis and financial projections as a regular agenda item at scheduled periodic board meetings, based upon separate reports submitted by the Company's chief executive officer and chief financial officer. Directors are elected by the Company's shareholders after nomination by the board or are appointed by the board when a vacancy arises prior to an election. This year the Company has adopted a nomination procedure based upon a rotating nomination committee made up of those members of the director Class not up for election. The board presently is examining whether this procedure, as well as the make up of the audit and compensation committees, should be the subject of an amendment to the by-laws.

Audit Committee

      The Company's audit committee is composed of three independent directors and functions to assist the board in overseeing the Company's accounting and reporting practices. The Company's financial information is booked in house by the Company's CFO's office, from which the Company prepares financial reports. These financial reports are audited or reviewed by Lazar Levine & Felix LLP, independent certified accountants and auditors. The Company's chief financial officer reviews the preliminary financial and non-financial information prepared in house with the Company's securities counsel and the reports of the auditors. The committee reviews the preparation of the Company's audited and unaudited periodic financial reporting and internal control reports prepared by the Company's chief financial officer. The committee reviews significant changes in accounting policies and addresses issues and recommendations presented by the Company's internal and external certified accountants as well as the Company's auditors. Currently, there is one vacancy on the audit committee.

Compensation Committee

      The Company's compensation committee is composed of three independent directors and reviews the compensation structure and policies concerning executive compensation. The committee develops proposals and recommendations for executive compensation and presents those recommendations to the full board for consideration. The committee periodically reviews the performance of the Company's other members of management and the recommendations of the chief executive officer with respect to the compensation of those individuals. Given the size of the Company, all such employment contracts are periodically reviewed by the board. The board must approve all compensation packages that involve the issuance of the Company's stock or stock options. Currently, there is one vacancy on the compensation committee.

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

Revenue recognition

United States - Production Agreements with Jasper Products and Shamrock Farms
-----------------------------------------------------------------------------

      The Company recognizes revenue in the United States at the gross amount of its invoices for the sale of kits at the shipment of flavor ingredients to processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. This recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model is allocated as follows: 90% to 95% of the revenue is for the processors' purchase of flavor ingredients; the balance of 5% to10% represents fees charged by the Company to the processors for production rights. The price of production rights is formulated to cover the Company's intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of good sold the cost of flavor ingredients paid by the processor dairies to ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

      Jasper Products and Shamrock Farms, processor dairies for the Company's products in 2003, charge the Company with the cost of producing the Company's branded flavored milk. The Company is responsible for freight charges from processor dairies to retail destinations, promotion costs and product returns of product owing to defects and out of date products. In addition, the Company pays the fee charged by food brokers retained by the Company to generate sales of the branded flavored milk products to retail outlets. In return, the Company is entitled to keep the difference between the cost charged by processor dairies and the wholesale price determined by the Company and charged to retail outlets. The Company treats this second earning event as "unit sales revenue" when the revenue is realized or realizable and accrues any estimated expenses which are related to the Company's revenue at the end of each reporting period. Because the Company benefits only from the price difference and does not own the inventory, it recognizes the revenue generated through this model at net.

      Commencing with the first quarter 2004, the Company will no longer use the sale of "kits" as a revenue event in the United States. Rather, the Company will take title to its branded flavored milks when they are produced and placed in inventory by the Company's third party processors and recognize as revenue the gross wholesale price charged to the Company's wholesale customers. The Company's gross margin will be determined by the reported wholesale price less the cost charged by the Company's third party processors to produce the branded milk products. The sale of "kits" will remain as the revenue model for the Company's international business.

International Sales and U.S. Sales to Parmalat
----------------------------------------------

      In 2003, the Company sold "kits" to processors in Mexico, Canada, China and to Parmalat in the United States, which kits include the cost of flavor ingredients and rights to produce, market, distribute and sell the Company's branded flavored milk to retail outlets. As a matter of convenience, processors purchase the flavor ingredients for the kits directly from a designated ingredients supplier and are invoiced by the Company for the full price of the "kits" with a credit for the cost of flavor ingredients purchased by the processors. The Company is directly responsible for the administration of this model, including the collection of kit receivables. Under this model, dairy processors are responsible for production, marketing, distribution and sales of the branded flavored milk to retail outlets. The normal production cycle for processors' utilization of purchased flavor ingredients has ranged from 6 weeks in Mexico, 4 weeks for Parmalat (U.S.) and 3 weeks for Canada.

      The Company recognizes revenue at the gross amount of kit invoices after shipment of flavor ingredients based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and the Company's credit risk to pay for ingredients if processors do not pay ingredient suppliers. The Company attributes the majority of the kit price to the sale of flavor ingredients (90 % to 95% in the U.S., for example) and the balance to the Company's grant of production rights to processor dairies. In this regard, the price of production rights is formulated to cover the Company's costs of the Company's intellectual property licenses. The Company's recognition of revenue generated from the sale of production rights associated with the flavor ingredients is upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Consolidated Revenue

      The Company had annual revenues in 2003 of $1,200,142, with a cost of goods sold of $192,498, resulting in a gross profit of $1,007,644. Of the $1,200,142, $989,721 was generated in the U.S. and $21,314 from sales recognized by the Company's wholly owned subsidiary, China Premium Food Corp (Shanghai) Co., Ltd in China. The Company's revenue in 2003 decreased by $572,828, a 32.31% decrease compared to revenue of $1,772,970 in 2002, which consisted of $1,515,117 in the U.S. and $55,128 in China. This decrease is the result of the reduction and ultimate cessation of the penetration and distribution of Looney Tunes(TM) flavored milk products, as well as the negotiation of new third party licenses to support the development of new branded milk products, both domestically and internationally. In addition, the Company's China business experienced continuing difficulties with market penetration of its Looney(TM) branded products, including what the Company perceived to be the licensor's continuing overall lack of brand support in China.

      In 2003, the Company's combined gross margin of $1,007,644 decreased by $485,971, or 32.5%, from $1,493,615 in 2002.

Consolidated Cost of Goods Sold

      The Company incurred cost of goods sold of $192,498 in 2003, consisting of $127,647 in its U.S operations and $55,650 in Mexico and Canada. The Company's cost of goods sold in 2003 decreased by $86,857, a 31% decrease compared to $279,355 in 2002, of which $184,022 was incurred in the U.S. and $42,291 was incurred in the Canada and Mexico. The decrease in the Company's cost of good sold resulted from decreased sales in 2003.

      In Mexico, Canada, China and the United States, the Company's revenue is generated in part by the sale of kits to dairy processors. Each kit consists of flavor ingredients for the Company's Slammers(R) Looney Tunes(TM) flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue and credits the processor dairies with the cost of the raw flavor ingredients, which the Company records as cost of goods sold. In addition to kit sales revenue, in the United States the Company is responsible for the sale of finished Slammers(R) Looney Tunes(TM) flavored milk (referred to as "units sales") to retail outlets. For these unit sales, the Company also recognizes as revenue the difference between the prices charged by the processor dairies to produce the milks and the price that the Company charges to the retail outlets that purchase the milks directly from the processor dairies. Since the Company benefits from only the difference between two prices, it does not record any costs of goods sold against this revenue event.

Segmented revenues and costs of goods sold (2003 and 2002)

      The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. China sales are attributed to the Company's wholly owned Chinese subsidiary, China Premium Food Corp. (Shanghai) Co., Ltd.; the Company's North America operations generated the remaining revenue. Revenues from Canada are generated by kit sales to Farmers Dairy, a Halifax dairy processor. Revenues from Mexico are generated from kit sales to Neolac, a dairy processor in central Mexico. In the United States, revenues are generated by kit sales to Parmalat, which is responsible for marketing and sales and kit sales to two dairy processors that produce extended shelf life and aseptic long life Slammers(R) Looney Tunes(TM) product. Revenues from these sales are recorded under "US Kit Sales" on the accompanying tables, and the Company's revenue from the sale of ESL and aseptic is recorded as "Unit Sales" on the following table:


                               United                                               Total
2003                           States        Canada       Mexico       China       Company
                               ------        ------       ------       -----       -------

Revenue - unit sales          $ 356,985     $      -     $      -     $     -     $  356,985
Revenue - net kit sales           2,737            -            -           -          2,737
Revenue - gross kit sales       629,999       43,745      145,362      21,314        840,420
                              ---------     --------     --------     -------     ----------
Total revenue                   989,721       43,745      145,362      21,314      1,200,142
Cost of goods sold             (127,647)     (10,403)     (45,247)     (9,201)      (192,498)
                              ---------     --------     --------     -------     ----------

Gross margin                  $ 862,074     $ 33,342     $100,115     $12,113     $1,007,644
                              =========     ========     ========     =======     ==========





                                United                                                Total
2002                            States        Canada       Mexico       China        Company
                                ------        ------       ------       -----        -------


Revenue -unit sales           $  232,595     $      -     $      -     $      -     $  232,595
Revenue -net kit sales           433,118            -            -            -        433,118
Revenue -gross kit sales         849,404      112,700       90,025       55,128      1,107,257
                              ----------     --------     --------     --------     ----------
Total revenue                  1,515,117      112,700       90,025       55,128      1,772,970
Cost of goods sold              (184,022)     (23,511)     (18,780)     (53,042)      (279,355)
                              ----------     --------     --------     --------     ----------

Gross margin                  $1,331,095     $ 89,189     $ 71,245     $  2,086     $1,493,615
                              ==========     ========     ========     ========     ==========

      United States (Jasper, Shamrock and Parmalat Sales)
      ---------------------------------------------------

      Revenues in 2003 from kit sales in the United States decreased 50% from approximately $1,282,500 in 2002 to approximately $632,700 in 2003. In addition to kit sales, in 2003 the Company had revenues of approximately $357,000 from selling finished product unit sales to retail outlets, a 53.5% increase of $124,390 from $232,595 in 2002. The decrease in revenues from kit sales was the result of two factors:

      * the reduction and ultimate cessation of the penetration and distribution of Looney Tunes(TM) flavored milk products, which resulted from the increasing weakness of the Looney Tunes(TM) brand, and

      * the Company's transition away from Looney Tunes(TM) to the development of other branded flavored milk products, which resulted in a period during which processors did not purchase kits owing to the Company's decrease in and ultimate cessation of sales activities for the Looney Tunes(TM) product, while generating marketing interest in the new product line.

      The increase in unit sales in 2003 was the result of the implementation of greater efficiencies in the production and distribution of the branded flavored milk and the reduced necessity to pay "slotting fees" to already established wholesale customers. In 2002, certain production/distribution costs and entry level slotting fees reduced the gross revenue reported by the Company for unit sales owing to "contra-revenue" accounting considerations.

      In 2003, the Company's gross margin for U.S. sales of $862,074 decreased by $469,021, or by 35.2%, from $1,331,095 in 2002. The decrease in gross profit was the result of the decrease in overall sales, as discussed above.

      Mexico and Canada
      -----------------

      Revenues in 2003 from kit sales in Mexico increased 61% from approximately $90,000 in 2002 to approximately $145,300 in 2003. The increase was the result of greater market penetration and brand awareness in Mexico. The Company incurred cost of goods sold of approximately $45,000 in 2003 in connection with its Mexico sales, a 141% increase from approximately $19,000 in 2002. This increase is consistent with the increase in sales volume.

      In 2003, the Company's gross profit of approximately $ 100,000 for kit sales in Mexico increased by $29,000, or 41%, from approximately $71,000 in 2002. The increase in gross profit is consistent with the increase in sales volume.

      Canada sales decreased 61% from approximately $113,000 in 2002 to approximately $44,000. The decrease in sales was the result of lower margins experienced by the Canadian processor, with commensurately fewer resources available for marketing efforts directed at brand growth. The Company incurred cost of goods sold of approximately $10,400 in 2003 in connection with its Canada sales, a 56% decrease from approximately $23,500 in 2002. This decrease is consistent with the decrease in sales volume.

      In 2003, the Company's gross profit of approximately $ 33,300 for kit sales in Canada decreased by $55,700, or 63%, from approximately $89,000 in 2002. The decrease in gross profit is consistent with the decrease in sales volume.

      China
      -----

      Revenues in 2002 from kit sales in China decreased 61% from approximately $55,000 in 2002 to approximately $21,300 in 2003. The decrease was the result of the lack of sales in the retail area owing to competition, poor brand support and production issues related to SARS. The Company incurred costs of goods sold of approximately $9,200 in 2003 in connection with its China sales, an 83% decrease from approximately $53,000 in 2002. This decrease is consistent with the decrease in sales volume.

      In 2003, the Company's gross profit of approximately $12,000 for sales in China increased by approximately $10,000, or 481%, from a gross profit of approximately $2,000 in 2002.

Consolidated Operating Expense

      The Company incurred selling expenses in 2003 of approximately $1,740,000. The Company's selling expense increased in 2003 by approximately $964,000, a 124% increase compared to selling expense of approximately $776,000 in 2002. The increase in selling expenses in 2003 was due in part to the fact that the Company continues to implement its refined business plan in the U.S. with respect to unit sales, where the majority of the selling expenses are incurred. Of the increase of $964,000, approximately $232,000 was incurred for freight and delivery expense, approximately $35,000 was related to marketing, approximately $380,000 for various reclamation costs and approximately $320,000 for the write off of product packaging costs resulting from the discontinuance of the Warner Bros. Looney Tunes(TM) branded products. As a percentage of total revenue, the Company's selling expense increased from approximately 44% of total revenue in 2002 to approximately 145% of total revenue in 2003. The increase was in part due to the increase in reclamation costs in 2003.

      The Company incurred product development costs in 2003 of approximately $5,500. Product development expenses in 2003 decreased by approximately $233,728, or 98% compared to approximately $239,000 in 2002. The decrease was mainly the result of developing two new products and corresponding new packaging designs in 2002.

      The Company incurred general and administrative expenses in 2003 of approximately $2,250,000 consisting of $2,133,400 in its North America Bravo! operations and $116,278 in its China operations. The Company's general and administrative expenses in 2003 decreased by approximately $1,366,000, a 38% decrease compared to approximately $3,616,000 in 2002, of which approximately $3,424,000 was incurred in the Company's North America Bravo! operations and approximately $192,000 was incurred in

China. The decrease of approximately $1,290,000 in general and administrative expenses in the Company's North America Bravo! operations in 2003 is the result of a reduction in expenses, including management salaries and the reclassification of certain expense items as selling expenses that were reported for a portion of 2002 as general and administrative expenses. At the end of the first quarter 2003, two members of senior management left the Company and were not replaced, and in the last two quarters of 2003, three management personnel took an average 7% voluntary reduction in salary. As a percentage of total revenue, the Company's general and administrative expenses decreased from 204% in 2002 to 187% in 2003 due to the reduction of 2003 expenses.

Interest Expense

      The Company incurred net interest expense in 2003 of approximately $29,500,. The Company's interest expense increased by approximately $6,500, a 29% increase, compared to approximately $23,000 in 2002. The increase of $6,500 was due to outstanding and additional loans in 2003.

Loss Per Share

      The Company recorded accrued dividends for approximately $902,000, including deemed dividends, to various series of preferred stock during 2003. Compared to the total accrued dividends on a consistent basis, the Company's accrued dividends decreased by approximately $110,000 due primarily to the conversion of preferred stock in 2003. With the decrease in net loss before accrued dividends of approximately $143,000, the Company's current year loss per share was $0.15 per share. Compared to loss per share of $0.23 in 2002, the loss per share in 2003 decreased by $0.08, a 35% decrease, mainly due to the increase of common stock in 2003 by 8,275,373 shares in the weighted average number of common shares outstanding.

Liquidity and Capital Resources

      As of December 31, 2003, the Company reported that net cash used in operating activities was approximately $1,562,000, net cash provided by financing activities was approximately $1,427,000 and net cash used in investing activities was approximately $31,000. The Company had a negative working capital of approximately $ 2,972,000 as of December 31, 2003.

      Compared to approximately $1,605,000 of net cash used in operating activities in 2002, the Company's current year net cash used in operating activities decreased by approximately $42,000 due mainly to the fact that the Company used more equity to pay service providers in lieu of cash payment in 2003. Included in the net loss in 2003 were depreciation and amortization and stock compensation of approximately $195,000, compared to approximately $725,000 in 2002. This decrease was due to more amortization of the Company's license agreements in 2002. Changes in accounts receivable in 2003 resulted in a cash increase of approximately $210,000, compared to a cash decrease in receivables of approximately $83,000 in 2002; the net result was an increase of approximately $293,000. The changes in accounts payable and accrued expenses in 2002 contributed to a cash increase of approximately $294,000, whereas the changes in accounts payable and accrued expenses in 2003 amounted to approximately $1,285,000. This was due to the fact that the Company paid off less accounts payable and accrued liabilities in 2003. The Company has adopted and will keep implementing cost cutting measures to lower the Company's costs and expenses and, where appropriate, to pay the Company's accounts payable and accrued liabilities by using cash and equity instruments. The Company's cash flow generated through operating activities was inadequate to cover all of the Company's cash disbursement needs in 2003, and the Company had to rely on equity financing to cover expenses.

      The Company's cash used in investing activities for furniture and equipment was approximately $31,000 in 2003 primarily for computer equipment in the U.S., compared to disbursements of approximately $9,400 in 2002. The increase was the result of the need for new computers to take advantage of the latest graphic display software technologies.

      The Company's net cash provided by financing activities in 2003 was approximately $1,427,000. New cash provided by financing activities in 2002 was approximately $1,606,000 for a net decrease of approximately $179,000. The decrease was the result of the Company's limited ability to attract financing sources in 2003. The Company raised $1,000,000 in 2003 through the issuance of Series J convertible preferred stock, for which it recorded a deemed dividend charge of approximately $367,000. The proceeds from this financing were used to pay critical payables and for general working capital, including the marketing of new Slammers(R) products in early 2003. Short term debt in the aggregate of $550,000 obtained in 2003 was utilized for general working capital.

      Going forward, the Company's primary requirements for cash consist of
(1) the continued development of the Company's business model in the United States and on an international basis; (2) general overhead expenses for personnel to support the new business activities; and (3) development, launch and marketing costs for the Company's line of new aseptic branded flavored milk products. The Company estimates that its need for financing to meet cash needs for operations will continue to the fourth quarter of 2004, when cash supplied by operating activities will approach the anticipated cash requirements for operation expenses. The Company anticipates the need for additional financing in 2004 to reduce the Company's liabilities, assist in marketing and to improve shareholders' equity status. No assurances can be given that the Company will be able to obtain additional financing or that operating cash flows will be sufficient to fund the Company's operations.

      The Company currently has monthly working capital needs of approximately $220,000. The Company will continue to incur significant selling and other expenses in 2004 in order to derive more revenue in retail markets, through the introduction and ongoing support of its new products. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as the Company expands its sales markets and increases its sales within established markets. Freight charges will be reduced as the Company is able to ship more full truck-loads of product given the reduced per unit cost associated with full truck loads versus less than full truck loads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. Slotting fees reduced the Company's unit sales revenue by approximately $50,000, marketing allowances in connection with the Company's kit sales reduced revenues by approximately $47,000 in 2004. A continued increase in sales to existing customers increases the Company's gross margins on those sales. The Company believes that along with the increase in the Company's unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate the Company's cash needs. In addition, the Company is actively seeking additional financing to support its operational needs and to develop an expanded promotional program for the Company's products.

      The Company is continuing to explore new points of sale for its branded flavored milk. Presently, the Company is aggressively pursuing the school and vending market through trade/industry shows and individual direct contacts. The implementation of such a school base program, if viable, could have an impact on the level of the Company's revenue during 2004. Similarly, the Company expects that the greater control over sales resulting from its refined business model and the anticipated expansion into bodega stores as well as national chains, such as 7-Eleven, will have a positive impact on revenues in the second quarter of 2004.

      In the third quarter 2003, the Company commenced an analysis of the Looney Tunes(TM) brand performance within the context of the possible renewal of its Warner Bros. licenses for United States,

Mexico, China and Canada. In the fourth quarter 2003, the Company concluded that, as a function of the sales of flavored milks, the Looney Tunes(TM) brand has not supported the guaranteed royalty structure required by Warner Bros. for its licenses. In the fourth quarter 2004, the Company decided not to renew its license agreements with Warner Bros., and began to develop new products in anticipation of the consummation of other license relationships with Marvel Comics and MoonPie for co-branded flavored milk, as well as a new single Slammers(R) brand. The Company has developed new aseptic products in anticipation of these licenses and its own singular brand. The Company plans to launch the following new products in the second quarter 2004.


Brand           Marvel-Slammers             Moon Pie-Slammers           Slim Slammers        Pro-Slammers

----------------------------------------------------------------------------------------------------------------
Item            Ultimate Milkshake          Flavored milk;              Low calorie, no      Protein Shake
                                            reduced fat 2% milk         sugar added, low
                                                                        carb 1% milk

----------------------------------------------------------------------------------------------------------------
Licensed        Marvel Super Hero           MoonPie logo and            Slim Slammers        Extreme Sports
Property        comic book characters       trade dress, and            trademark            athletes, and Pro
                and Slammers mark           Slammers mark               (owned by            Slammers mark
                (owned by Bravo! Foods)     (owned by Bravo!            Bravo! Foods)        (owned by Bravo!
                                            Foods)                                           Foods)

----------------------------------------------------------------------------------------------------------------
Packaging       16 oz bottles; 11.2 oz      16 oz bottles; 11.2 oz      16 oz bottles        16 oz bottles; 11.2
                Tetra Prisma                Tetra Prisma                                     oz Tetra Prisma

----------------------------------------------------------------------------------------------------------------
Description     Whole milk shake; 5         Chocolate and banana        Chocolate Fudge      Double protein
                flavors; vitamin            flavors; fortified with     and French           shake; 4 flavors;
                fortification matches       10 essential vitamins       Vanilla; calcium     fortified with 10
                Marvel Super Hero                                       added                essential vitamins
                powers

----------------------------------------------------------------------------------------------------------------

      Coincident with these new licenses, the Company executed a production agreement with Saudia Dairy & Foodstuff Company, one of the largest Middle East dairy processors, headquartered in Jeddah, Saudi Arabia. SADAFCO will process the Company's Slammers (R) branded flavored milks, including the Marvel line, for distribution in nine Middle East countries. SADAFCO has the capacity to process the Company's branded milk products for distribution throughout the European Community. The Company's international business is facilitated by AsheTrade, the Company's international agent, with offices in Miami, FL and Jeddah, Saudi Arabia.

DEBT STRUCTURE

      As of December 31, 2003 the Company held three licenses for Looney Tunes(TM) characters and names from Warner Bros. The Company accounts for the guaranteed royalty payments under these licenses as debt and licensing rights as assets. The following is a summary of the balances owed as of December 31, 2003 and the license expiration dates:

                                                  Amount     Expiration
      License         Guaranty    Balance Due    Past Due       Date
      -----------------------------------------------------------------

      U.S. License    $500,000     $      -      $      -     12/31/03
      U.S. TAZ        $250,000     $      -      $      -          N/A
      China           $400,000     $147,115      $147,115     10/29/03
      Mexico          $145,000     $      -      $      -     05/31/04
      Canada          $ 32,720     $      -      $      -     03/31/04

      The China license had been extended to October 29, 2003 by agreement of the parties, and the Company did not seek another license from Warner Bros. for China. This decision was based upon the lack of sales in the Company's China markets and what the Company perceived to be the licensor's continuing overall lack of brand support in China. The Company and Warner Bros. dispute the contractual necessity of the payment of the balance owed on the China license as a result of the above circumstances.

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

Individual Loans
----------------

      On November 6 and 7, 2001, respectively, the Company received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable February 1, 2002 and bear interest at the annual rate of 8%. These loans are secured by a general security interest in all the Company's assets. On February 1, 2000, the parties agreed to extend the maturity dates until the completion of the anticipated Series H financing. On June 18, 2002, the respective promissory note maturity dates were extended by agreement of the parties to December 31, 2002. On June 18, 2002, the Company agreed to extend the expiration dates of warrants issued in connection with the Company's Series D and F preferred until June 17, 2005 and to reduce the exercise price of certain of those warrants to $1.00, in partial consideration for the maturity date extension. The holders of these notes have agreed to extend the maturity dates on a demand basis.

      On August 27, 2003, the Company received the proceeds of a loan from Mid-Am Capital, L.L.C., in the amount of $150,000. The note is payable November 25, 2003 and bears interest at the annual rate of 10%. This loan is secured by a general security interest in all the Company's assets. On April 2, 2004, this note was paid and cancelled.

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

                      BRAVO! FOODS INTERNATIONAL CORP.

                               AND SUBSIDIARY



                        ____________________________



                            FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 2002 and 2003



                        ____________________________

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                        INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants - Current             F-3

Report of Independent Certified Public Accountants - Predecessor         F-4

Consolidated Financial Statements
  Balance Sheets                                                         F-5
  Statements of Operations and Comprehensive Loss                        F-7
  Statements of Capital Deficit                                          F-8
  Statements of Cash Flows                                               F-9
  Notes to Consolidated Financial Statements                             F-10

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Bravo! Foods International Corp.
North Palm Beach, Florida


We have audited the accompanying balance sheet of Bravo! Foods International Corp. as of December 31, 2003 and the related statements of operations and comprehensive loss, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo! Foods International Corp. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of $3,016,987 for the year ended December 31, 2003 and as of that date had a working capital deficiency of $2,971,505 and a shareholders' deficit of $3,719,291. The Company also is delinquent in payment of certain debts. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management's actions in regard to these matters are more fully described in Note 1.



------------------------------------
LAZAR LEVINE & FELIX LLP

New York, New York
April 2, 2004

Report of Independent Certified Public Accountants



To the Board of Directors
Bravo! Foods International Corp.

We have audited the accompanying consolidated balance sheets of Bravo! Foods International Corp. and subsidiary as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bravo! Foods International Corporation and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


BDO Seidman, LLP


Los Angeles, California
March 14, 2003

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                                       December 31,
                                                   --------------------
                                                     2002        2003
                                                   --------    --------

Assets

Current assets:
  Cash and cash equivalents                        $224,579    $ 58,859

  Accounts receivable, net                          236,149      25,921

  Other receivables                                  14,662       6,331

  Advance to vendor                                   8,719           -

  Inventories                                        55,062      54,995

  Prepaid expenses                                    7,605     201,617
                                                   --------    --------

Total current assets                                546,776     347,723

Furniture and equipment, net                         89,602      68,623

License rights, net of accumulated amortization      88,104      24,065

Deferred product development costs                        -      41,711

Deposits                                             15,000      10,736
                                                   --------    --------

Total assets                                       $739,482    $492,858
                                                   ========    ========

                           See accompanying notes

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                                                               December 31,
                                                                       ----------------------------
                                                                           2002            2003
                                                                       ------------    ------------

Liabilities and Capital Deficit

Current liabilities:
  Note payable to International Paper                                  $    187,743         187,743
  Notes payable to Alpha Capital                                            100,000         100,000
  Notes payable to Mid-Am Capital LLC                                             -         150,000
  License fee payable to Warner Brothers                                    270,053         147,115
  Accounts payable                                                        1,039,313       2,123,705
  Accrued liabilities                                                       409,615         610,665
                                                                       ------------    ------------

      Total current liabilities                                           2,006,724       3,319,228

Dividends payable                                                           266,666         582,823
Other notes payable                                                               -         310,098
                                                                       ------------    ------------
Total liabilities                                                         2,273,390       4,212,149
                                                                       ------------    ------------

Commitments and contingencies

Capital Deficit:
Series B convertible, 9% cumulative, and redeemable preferred stock, stated value $1.00 per share, 1,260,000 shares authorized,
 107,440 shares issued and outstanding, redeemable at $107,440              107,440         107,440
Series F convertible and redeemable preferred stock, stated value
 $10.00 per share, 130,515 shares issued and outstanding                  1,205,444       1,205,444
Series G convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 70,208 and 58,810 shares issued
 and outstanding                                                            624,115         520,604
Series H convertible, 7% cumulative and redeemable preferred stock, stated value $10.00 per share, 175,500 and 165,500 shares issued
 and outstanding                                                            939,686         895,591
Series I convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 30,000 shares issued
 and outstanding                                                             72,192          72,192
Series J convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 100,000 and 200,000 shares issued
 and outstanding                                                            854,279       1,854,279
Common stock, par value $0.001 per share, 50,000,000 shares
 authorized, 25,732,854 and 28,047,542 shares issued and outstanding         25,730          28,045
Additional paid-in capital                                               20,266,463      21,144,896
Accumulated deficit                                                     (25,629,016)    (29,548,471)
Accumulated other comprehensive loss - translation adjustment                  (241)            689
                                                                       ------------    ------------

Total capital deficit                                                    (1,533,908)     (3,719,291)
                                                                       ------------    ------------

Total liabilities and capital deficit                                  $    739,482         492,858
                                                                       ============    ============

                           See accompanying notes

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE LOSS


                                                          Years ended December 31,
                                                        ---------------------------
                                                            2002            2003
                                                        -----------     -----------

Revenue - unit sales                                    $   232,595     $   356,985

Revenue - net kit sales                                     433,118           2,737

Revenue - gross kit sales                                 1,107,257         840,420
                                                        -----------     -----------

Total revenue                                             1,772,970       1,200,142

Cost of sales                                              (279,355)       (192,498)
                                                        -----------     -----------

Gross margin                                              1,493,615       1,007,644

Selling expense                                             776,090       1,739,850

Product development                                         239,298           5,570

General and administrative expense                        3,615,674       2,249,678
                                                        -----------     -----------

Loss from operations                                     (3,137,447)     (2,987,454)
Other income (expense):
  Interest expense, net                                      22,984          29,533
                                                        -----------     -----------

Loss before income taxes                                 (3,160,431)     (3,016,987)

Provision for income taxes                                        -               -
                                                        -----------     -----------

Net loss                                                 (3,160,431)     (3,016,987)

Dividends accrued for Series B preferred stock               (9,803)         (9,669)
Dividends accrued for Series D preferred stock              (18,499)              -
Dividends accrued for Series G preferred stock              (60,279)        (46,457)
Dividends accrued for Series H preferred stock             (312,203)       (120,818)
Dividends accrued for Series I preferred stock             (302,610)        (24,000)
Dividends accrued for Series J preferred stock             (307,765)       (138,960)
Deemed dividend on Series J preferred stock                       -        (367,211)
Deemed dividend on Series F preferred stock                       -        (195,353)
                                                        -----------     -----------

Net loss applicable to common shareholders              $(4,171,590)    $(3,919,455)
                                                        ===========     ===========

Weighted average number of common shares outstanding     18,503,849      26,779,222
                                                        ===========     ===========

Basic and diluted loss per share                        $     (0.23)    $     (0.15)
                                                        ===========     ===========

Comprehensive loss and its components consist of the following:

  Net loss                                              $(3,160,431)    $(3,016,987)
  Foreign currency translation adjustment                       231             930
                                                        -----------     -----------

Comprehensive loss                                      $(3,160,200)    $(3,016,057)
                                                        ===========     ===========

                           See accompanying notes

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                        STATEMENTS OF CAPITAL DEFICIT
               FOR THE YEARS ENDED DECEMBER 31, 2002 and 2003


                                Preferred Stock          Common Stock      Additional                     Accumulated
                             --------------------   --------------------     Paid-In      Accumulated   Comprehensive
                              Shares     Amount       Shares      Amount     Capital        Deficit          Loss         Total
                             -------   ----------   ----------   -------   -----------   ------------   -------------  -----------

Balance, December 31, 2001   568,774   $3,872,078   14,681,008   $14,681   $16,028,980   $(21,457,425)      $(472)     $(1,542,158)

Issuance of common stock
 for service                       -            -      999,112       999       278,752              -           -          279,751
Stock issued for options
 exercised                         -            -    1,000,000     1,000       329,000              -           -          330,000
Conversion of preferred
 stock                      (155,111)  (1,469,880)   8,952,734     8,950     1,648,516              -           -          187,586
Issuance of Series H
 preferred stock              70,000      474,487      100,000       100       225,513              -           -          700,000
Issuance of Series I
 preferred stock              30,000       72,192            -         -       215,796              -           -          287,988
Issuance of Series J
 preferred stock             100,000      854,279            -         -       145,721              -           -        1,000,000
Issuance of options
 to consultants                    -            -            -         -       161,612              -           -          161,612
Extension of option terms          -            -            -         -       391,345              -           -          391,345
Issuance of warrants
 to a lender                       -            -            -         -         4,051              -           -            4,051
Beneficial conversion
 feature of Series H
 preferred stock                   -            -            -         -       236,764       (236,764)          -                -
Beneficial conversion
 feature of Series I
 preferred stock                   -            -            -         -       294,793       (294,793)          -                -
Beneficial conversion of
 Series J preferred stock          -            -            -         -       305,721       (305,721)          -                -
Accrued Dividends -
 Series B                          -            -            -         -             -         (9,803)          -           (9,803)
Accrued Dividends -
 Series D                          -            -            -         -             -        (18,499)          -          (18,499)
Accrued Dividends -
 Series G                          -            -            -         -             -        (60,279)          -          (60,279)
Accrued Dividends -
 Series H                          -            -            -         -             -        (75,439)          -          (75,439)
Accrued Dividends -
 Series I                          -            -            -         -             -         (7,817)          -           (7,817)
Accrued Dividends -
 Series J                          -            -            -         -             -         (2,044)          -           (2,044)
Net Loss for 2002                  -            -            -         -             -     (3,160,431)          -       (3,160,431)
Translation Adjustment             -            -            -         -             -              -         231              231
                             -------   ----------   ----------   -------   -----------   ------------       -----      -----------

Balance, December 31, 2002   613,663    3,803,156   25,732,854    25,730    20,266,464    (25,629,015)       (241)      (1,533,906)
Issuance of common stock
 for services                      -            -      100,000       100        27,900              -           -           28,000
Conversion preferred stock   (21,398)    (147,606)   1,814,688     1,815       169,538              -           -           23,747
Issuance of Series J
 preferred stock             100,000    1,000,000            -         -       367,211       (367,211)          -        1,000,000
Finders' fees
 for financing                     -            -      400,000       400        65,029              -           -           65,429
Issuance of warrants
 for convertible notes             -            -            -         -        49,474              -           -           49,474
Beneficial conversion
 feature of convertible
 notes                             -            -            -         -        40,427              -           -           40,427
SEC registration costs
 for financing                     -            -            -         -       (36,500)             -           -          (36,500)
Conversion price
 changes for warrants              -            -            -         -       195,353       (195,353)          -                -
Accrued Dividends -
 Series B                          -            -            -         -             -         (9,669)          -           (9,669)
Accrued Dividends -
 Series G                          -            -            -         -             -        (46,457)          -          (46,457)
Accrued Dividends -
 Series H                          -            -            -         -             -       (120,818)          -         (120,818)
Accrued Dividends -
 Series I                          -            -            -         -             -        (24,000)          -          (24,000)
Accrued Dividends -
 Series J                          -            -            -         -             -       (138,961)          -         (138,961)
Net loss for 2003                  -            -            -         -             -     (3,016,987)          -       (3,016,987)
Translation adjustment             -            -            -         -             -              -         930              930
                             -------   ----------   ----------   -------   -----------   ------------       -----      -----------
Balance, December 31, 2003   692,265   $4,655,550   28,047,542   $28,045   $21,144,896   $(29,548,471)      $ 689      $(3,719,291)
                             =======   ==========   ==========   =======   ===========   ============       =====      ===========

                           See accompanying notes

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                          STATEMENTS OF CASH FLOWS


                                                                         Years ended December 31,
                                                                       ---------------------------
                                                                           2002            2003
                                                                       -----------     -----------

Cash flows from operating activities:
  Net loss                                                             $(3,160,431)    $(3,016,987)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                          671,243         101,207
    Stock issuance for compensation and financing finder's fee              54,600          93,428
    Options issued for compensation                                        557,008               -
    Registration costs for financing                                             -         (36,500)
    Loss on disposal of fixed assets                                             -          15,134
    Increase (decrease) from changes in:
      Accounts receivable                                                  (83,467)        210,228
      Other receivable                                                      (2,484)          8,331
      Advance to vendors                                                    12,279           8,719
      Inventories                                                           36,341              67
      Prepaid expenses                                                      16,501        (189,748)
      Accounts payable and accrued expenses                                293,652       1,285,443
      Deferred product and development costs                                     -         (41,711)
                                                                       -----------     -----------

Net cash used in operating activities                                   (1,604,758)     (1,562,389)
                                                                       -----------     -----------

Cash flows from investing activities:
  Purchase of equipment                                                     (9,422)        (31,323)
                                                                       -----------     -----------

Net cash used in investing activities                                       (9,422)        (31,323)
                                                                       -----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of Series H preferred stock                       700,000               -
  Proceeds from issuance of Series I preferred stock                       287,988               -
  Proceeds from issuance of Series J preferred stock                     1,000,000       1,000,000
  Proceeds from exercise of stock options                                  330,000               -
  Short term borrowing                                                           -         150,000
  Notes payable                                                                  -         400,000
  Borrowings repayment                                                    (250,000)              -
  Payment of note payable, bank loan and license fee payable              (461,500)       (122,938)
                                                                       -----------     -----------

Net cash provided by financing activities                                1,606,488       1,427,062
                                                                       -----------     -----------

Effect of changes in exchange rate on cash                                     231             930
                                                                       -----------     -----------

Net (decrease) in cash and cash equivalents                                 (7,461)       (165,720)

Cash and cash equivalents, beginning of year                               232,040         224,579
                                                                       -----------     -----------

Cash and cash equivalents, end of year                                 $   224,579     $    58,859
                                                                       ===========     ===========

Supplemental cash flow information
  Cash paid during the year for interest                               $     7,988     $         -
                                                                       ===========     ===========
  Non-cash investing and financing activities:
    Stock granted in exchange of debt and payables and services        $   225,151     $    93,428
    Preferred stock and accrued dividends converted to common stock    $ 1,057,466     $   171,353
    Beneficial conversion feature                                      $   837,278     $   133,611
                                                                       ===========     ===========

                           See accompanying notes

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Businesses and Going Concern Uncertainty

Bravo! Foods International Corp. (the Company), formerly known as China Premium Food Corporation, was incorporated under the laws of the State of Delaware on April 26, 1996. The Company is engaged in the sale of flavored milk products and flavor ingredients in the United States, Puerto Rico, the Middle East, Canada and Mexico and the co-production, marketing and distribution of branded dairy products in the People's Republic of China.

In December 1999, the Company obtained Chinese government approval for the registration of China Premium Food Corp (Shanghai) Co. Ltd., a wholly owned subsidiary, in the Wai Gao Qiao free trade zone in Shanghai, China. This subsidiary was formed to import, export and distribute food products and flavored milk ingredients on a wholesale level in China. The Company has announced that it plans to cease all business activities of this Chinese subsidiary in the second quarter 2004.

Going Concern Uncertainty

As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $29,548,471, a capital deficit of $3,719,291, negative working capital of $2,971,505 and is delinquent on certain of its debts at December 31, 2003. Further, the Company's auditors stated in their report on the Company's Consolidated Financial Statements for the year ended December 31, 2003, that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to increase gross profit margins in its U.S. business and obtain additional financing and is in the process of repositioning its products with the anticipated launch of four new product lines in the second quarter 2004. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing and has raised $1,350,000 in the fourth quarter 2003 and first quarter 2004. No assurances can be given that the Company will be successful in carrying out its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Bravo! Foods International Corp. and its wholly owned subsidiary China Premium Food Corp (Shanghai) Co., Ltd. (the "Company"). All significant intercompany transactions have been eliminated.

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

Assets and liabilities of China Premium Food Corp. (Shanghai) Co., Ltd. are translated into the US dollar at the prevailing exchange rate in effect at each period end. Revenue and expenses are translated into the US dollar at the average exchange rate during the reporting period. Contributed capital is translated into the US dollar at the historical exchange rate when capital was injected. Any difference resulting from using the current

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate, historical rate and average rate in determination of retained earnings is accounted for as a translation adjustment and reported as part of comprehensive income or loss in the equity section.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of cash and accounts receivable.

During the normal course of business, the Company extends unsecured credit to its customers who are located in various geographical areas. Typically credit terms require payments to be made by the thirtieth day following the sale. The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers' credit risk. As of December 31, 2003, the allowance of doubtful accounts aggregated $39,226. The Company maintains its cash accounts with high credit quality financial institutions. The FDIC insures total cash balances up to $100,000 per bank. Cash balances in any one financial institution were not in excess of this limit at December 31, 2003.

Inventory

Inventory, which consists primarily of packing materials and other flavor ingredients, is stated at the lower of cost on the first-in, first-out method or market.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed primarily utilizing the straight-line method over a period of seven years for furniture and five years for equipment.

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of operations.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2002, the Company determined that license rights in China having a net book value of $39,286 were impaired.

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

The Company has production agreements with processors of dairy products pursuant to which the Company sells flavored milk products to retail stores (referred to as "unit sales"). The Company benefits from the difference between the prices charged by the dairy processor to produce the product for the Company and the price paid by retail stores to purchase the product. The Company bears the responsibility for paying food brokers fees, transportation and delivery expenses and sample expense, etc. The Company recognizes revenue on the net basis and recognizes the aforementioned expenses as selling expenses.

Shipping and Handling Costs

Shipping and handling costs incurred by the Company are included in selling expenses and aggregated $273,362 and $504,971 for 2002 and 2003, respectively.

Advertising and Promotion Costs

Advertising and promotion costs, which are included in selling expenses, are expensed as incurred and aggregated $304,084 and $342,367 for 2002 and 2003, respectively.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefit in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

For the years ended December 31, 2002 and 2003, potential common shares arising from the Company's stock options, stock warrants and convertible preferred stock of 21,157,803 and 39,611,363, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

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


                                                             Year ending December 31,
                                                           ---------------------------
                                                               2002            2003
                                                           -----------     -----------

Net loss applicable to common shareholders: as reported    $(4,171,590)    $(3,919,455)
Add: total stock based employee compensation expense
 determined under fair value method for all awards                   -               -
                                                           -----------     -----------

Pro forma net loss                                         $(4,171,590)    $(3,919,455)
                                                           ===========     ===========

Loss per share:
  As reported                                              $     (0.23)    $     (0.15)
  Pro forma                                                $     (0.23)    $     (0.15)

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Recent Accounting Pronouncements

Adoption of SFAS 150

In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company's financial statements.

Adoption of SFAS 149

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The Company does not currently engage in hedging activities, and the adoption of this statement did not have any effect on its financial statements.

Adoption of SFAS No. 148

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company's financial statements for the year ending after December 15, 2002. As permitted by SFAS No. 148, the Company has elected to retain the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, the adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

Adoption of SFAS No. 146

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

            BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of SFAS No. 143

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

Adoption of FIN No. 46

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities after January 31, 2003, and to variable interest entities in which an enterprise obtained an interest after that date. FIN No. 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's financial position and result of operations.

Adoption of FIN No. 45

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The Company believes that there will be no impact on our financial position and results of operations due to the application of FIN No. 45.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2003 presentation.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Fixed Assets

Fixed assets are comprised of the following:


                                                      2002          2003
                                                   ---------     ---------

Furniture and fixtures                             $  79,841     $  79,841
Office equipment                                     164,099       166,179
Leasehold improvements                                21,321        21,321
                                                   ---------     ---------
                                                     265,261       267,341

Less: accumulated depreciation and amortization     (175,659)     (198,718)
                                                   ---------     ---------
                                                   $  89,602     $  68,623
                                                   =========     =========

Depreciation and amortization expense aggregated $42,919 and $37,168 for 2002 and 2003, respectively.


Note 3 - Licensing Agreements with Warner Brothers Consumer Products Co.

Licensing Agreement in China

On January 1, 1999, the Company entered into a licensing agreement (the Original Agreement) with Warner Brothers Consumer Products Co. (Warner) for the right to utilize Looney Tunes(TM) images and names, as defined in the Agreement, on its products in Shanghai and Hangzhou, China. The Company agreed to pay a 3% royalty fee on the net invoiced price of each licensed article with a minimum guaranteed consideration of $300,000 of which $45,000 was paid at inception of the Agreement, and the balance to be paid in ten quarterly installments of $21,250 starting on September 30, 1999 with a final payment of $42,500 on or before March 31, 2002. The Company recorded license rights of $300,000 and amortized the rights over a period of three years.

On November 21, 2000, the Company entered into an amendment of the Original Agreement with Warner. Per the amendment, the term of the agreement was extended to June 30, 2003 with the guaranteed consideration being increased to $400,000. The Original Agreement, as amended, was extended to October 29, 2003, at which time it expired. As of December 31, 2003, the outstanding obligation under this agreement was $147,116.

The Company decided not to seek another license from Warner Bros. for China beyond the October 2003 expiration based upon the lack of sales in the Company's China markets and what the Company perceived to be the licensor's continuing overall lack of brand support in China. The Company and Warner Bros. dispute the contractual necessity of the payment of the balance owed on the China license as a result of the above circumstances. As of December 31, 2003, the Company reserved $152,448 for this obligation, representing the $147,116 balance of guaranteed royalties plus $5,332 for the legally allowed default penalty.

Licensing Agreement in the United States

On July 26, 2000, the Company entered into a license agreement with Warner Bros. and obtained rights to utilize Looney Tunes(TM) character images and names in the U.S. in connection with specified categories of products sold by Bravo!. The license agreement was originally effective from January 1, 2000 to December 31, 2002. In April 2002, the Company and Warner Bros. reached an agreement to extend this license

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement until December 31, 2003. The Company recorded the gross amount of $500,000 as licensing costs and an obligation for the licensing agreement of $500,000 simultaneously.

In May 2002, the Company entered into a licensing agreement with Warner to utilize licensed property in connection with the 2002 Taz Atti-Tour events for the period March 13, 2002 to December 31, 2002. The Company recorded a non-refundable minimum guaranteed payment of $250,000. The guaranteed payment was amortized over the term of the license agreement. The Company recorded amortization expense of $250,000 for the year ended December 31, 2002. At December 31, 2002, $83,333 was due for payment under the terms of the agreement, which was paid on February 26, 2003.

The history of the Company with Warner Bros. licenses, as a function of sales of the flavored milks, has not supported the guaranteed royalty structure required by Warner Bros. for its licenses. As a result, the Company decided to exploit its own Slammers(R) brand, which has been developed in 2003, and commenced negotiations for licenses with Marvel Comics and Moon Pie. For these reasons, the Company decided not to accept the offer of Warner Bros. to renew the U.S. license.

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

The licensing agreement is effective through May 31, 2004. The Company recorded license rights of $145,000 to be amortized over a period of three years. Amortization expense for the year ended December 31, 2003 and 2003 was $48,333 for each year. As of December 31, 2003, no outstanding obligation remained under this agreement. Based upon the Company's analysis of the cost of this license as a function of sales of the flavored milks, the Mexico license will not by renewed by the Company.

Licensing Agreement in Canada

In May 2002, the Company entered into a licensing agreement with Warner to utilize Looney Tunes(TM) characters and names on milk products sold in specified retail outlets throughout Canada, for the period March 1, 2002 to March 31, 2004. The Company recorded a license right of $32,720 upon execution of the agreement. The guaranteed payment is amortized over the term of the license agreement. The Company recorded amortization expense for the year ended December 31, 2002 and 2003 of $13,088 and $15,706, respectively. Based upon the Company's analysis of the cost of this license as a function of sales of the flavored milks, the Canada license will not by renewed by the Company.


Note 4 - Default of Note Payable to International Paper

In 1999, the Company issued a promissory note to assume existing debt owed by its then Chinese joint venture subsidiary to a supplier, International Paper. The face value of that unsecured note was $282,637 at an interest rate of 10.5% per annum. The note originally required 23 monthly payments of $7,250 and a balloon payment of $159,862 due on July 15, 2000. During 2000, the Company negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount represents interest due through the extension date. The current balance due on this note is $187,743 at December 31, 2003, all of which is delinquent. The Company has not had any communication with International Paper during the last three years. Although International Paper has not pursued collection of the note, it is possible that they could do so in the future and, if they do, such collection effort may have a significant adverse impact on the liquidity of the Company. The Company has not accrued interest as of December 31, 2002 and December 31, 2003.


Note 5 - Notes Payable to Individual Lenders

On November 6 and 7, 2001, respectively, the Company received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable on February 1, 2002 with interest at an annual rate of 8%. These loans are secured by a general security interest in all the assets of the Company. These lenders have agreed to extend the notes without default on a demand basis. Interest accrued and unpaid as December 31, 2003 aggregated $17,380.


Note 6 - Capital Deficit

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

On June 17, 2002, the Company issued 30,000 shares of its Series I convertible and 8% cumulative and redeemable preferred stock and warrants for 2,000,000 shares of common stock at $0.50 per share, exercisable three years from issue, to two sophisticated and accredited investors, pursuant to Rule 506, Regulation D and Section 4(2) of the Securities Act of 1933. The conversion of the preferred into common stock shall be at a per common share conversion price of either $0.40 or 75% of the average of the three lowest closing bid prices for the thirty day period immediately preceding conversion, at the option of the holder. The conversion price is subject to a maximum of $0.50 per share and a minimum of $0.30 per share, which minimum conversion price shall govern for the 270 days immediately following the issue date of the Series I preferred shares. The minimum conversion price shall be extended indefinitely upon the occurrence of certain defined events, including the effectiveness of a registration statement for the resale of the common stock underlying the preferred and a trading price of the Company's common stock at $0.50 or higher for fifteen consecutive days. The Series I convertible preferred stock and warrants were priced at $10.00 per unit, and resulted in gross cash proceeds of $300,000, less expenses of $12,012.
In accordance with EITF 00-27, the Company allocated $215,796 to the 2 million warrants and $72,192 to the underlying preferred stock and recorded deemed dividends of $294,793 arising from a beneficial conversion feature.

On September 30, 2002, the Company issued 100,000 shares of non-voting Series J Convertible and 8% cumulative and redeemable Preferred stock, having a stated value of $10.00 per share, and common stock

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warrants to Mid-Am Capital, L.L.C. ("Mid-Am") for the aggregate purchase price of $1,000,000. Each preferred share is convertible to 40 shares of the Company's common stock at a conversion price of $0.25 per share, representing 4,000,000 shares of common stock underlying the preferred stock. The issued warrants entitle the holder to purchase 25 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.40 per common stock share, representing 2,500,000 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. In accordance with EITF 00-27, the Company allocated $145,721 to the warrants, $854,279 to preferred stock and recorded deemed dividends of $305,721 arising from a beneficial conversion feature. The value of the warrants was determined using the Black Scholes Option Pricing Model with the following inputs: Expected Volatility of 34.11%, Risk Free Rate of Return of 4.24%, No Dividends and an Expected Life of 3.75 years.

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

2003

On January 2, 2003, the Company issued 100,000 shares of common stock to an employee. This common stock will be registered under a Form S-8 registration statement. In January 2003, the Company recorded $28,000 of compensation expense based upon a signing bonus for this grant. In addition, the Company granted options for 100,000 shares of common stock to the employee pursuant to an employment contract. These options vested immediately, expire on December 30, 2007 and have an exercise price of $0.40 per share. The Company also granted options for 200,000 shares of common stock at an exercise price of $0.40 per share and vest as follows: options for 100,000 shares on each of December 31, 2003 and 2004, and 100,000 expire on each of December 30, 2008 and 2009, respectively.

On February 4, 2003, the Company issued 30,000 shares of common stock to Keshet, LP, upon the conversion of 480 shares of Series G Convertible Preferred stock, at a conversion price of $0.196. The conversion included accrued and unpaid dividends on the preferred converted.

On February 21, 2002, the Company issued 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital,

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 12, 2003, the Company issued 1,200,000 shares of common stock based upon Series G notices of conversion received in June and July 2003. The issuance of common stock was delayed in order to determine the accuracy of the conversion variables contained in the respective notices of conversion, as follows:

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 21, 2003, the Company entered into a Subscription Agreement with Gamma Opportunity Capital Partners, LP for the sale of a convertible note in the amount of $200,000 and warrants to purchase 5,000,000 shares of common stock, at $1.00 per share. The convertible note is convertible into shares of common stock of the Company at the lesser of $0.05 or 75% of the average of the three lowest closing bid prices for the thirty trading days prior to but not including the conversion date. During the 180 days following the issuance of the convertible note, the conversion price shall not be less than $.03 per share if no event of default exists. This 180 day period shall be extended indefinitely if no event of default exists, the closing trading price for any 15 day consecutive trading period is $0.20 or higher, the daily trading volume for the 15 days is at least 300,000 and a registration statement registering the convertible note is effective. In connection with this transaction, the Company issued 400,000 shares of its common stock and a warrant to purchase 2,000,000 shares of common stock at $.05 per share.

On November 21, 2003, the Company also entered into a Subscription Agreement with Mid-Am Capital, LLC for the sale of a convertible note in the amount of $200,000 and warrants to purchase 5,000,000 shares of common stock, at $1.00 per share. The convertible note is convertible into shares of common stock of the Company at the lesser of $0.05 or 75% of the average of the three lowest closing bid prices for the thirty

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trading days prior to but not including the conversion date. During the 180 days following the issuance of the convertible note, the conversion price shall not be less that $.03 per share if no event of default exists. This 180 day period shall be extended indefinitely if no event of default exists, the closing trading price for any 15 day consecutive trading period is $0.20 or higher, the daily trading volume for the 15 days is at least 300,000 and a registration statement registering the convertible note is effective.


Note 7 - Stock Warrants and Options

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

In April 2002 the Company extended options for 1,383,705 shares of common stock issued on April 29 and April 30, 1997 to Tamarind Management, Ltd. (an affiliate of Mr. Paul Downes, a founder of the Company) and options for 700,000 shares of common stock issued on April 1997 to Mr. Dale Reese (a founder of the Company). These extended options are exercisable upon the following conditions: The option expiration dates are extended for a two year period, commencing upon the effective date of a registration statement for the resale of the common stock underlying the options; the options will not be exercised during a one year lockup period commencing on the 1st day after the Company's common stock trades during a 90 day period at a moving average of at least $1.00; the Company can call the options commencing on the 1st day after its common stock trades during a 90 day period at a moving average of at least $2.00.

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

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2003

On January 2, 2003, the Company granted options for 100,000 shares of common stock to an employee pursuant to an employment contract. These options vested immediately, expire on December 30, 2007 and have an exercise price of $0.40 per share. The Company also granted options for 200,000 shares of common stock at an exercise price of $0.40 per share and vest as follows: options for 100,000 shares on each of December 31, 2003 and 2004, and 100,000 expire on each of December 30, 2008 and 2009, respectively.

On February 21, 2003, the Company issued a warrant for 1,666,667 shares of common stock to Mid-Am in connection with the issuance of 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, for the aggregate purchase price of $500,000. The warrants have an exercise price of $0.30 per common stock share, and are exercisable for a five-year period. The February 21, 2003 closing market trading price was $0.23 per share. In accordance with EITF 00-27, the Company recorded a deemed dividend of $274,720 related to a beneficial conversion feature.

On May 29, 2003, the Company issued a warrant for 2,000,000 shares of common stock to Mid-Am in connection with the issuance of 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, for the aggregate purchase price of $500,000. The warrants entitle the holder to purchase 40 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.25 per common stock share, and are exercisable for a five-year period. The May 22, 2003 closing market trading price was $0.12 per share. In addition, the following adjustments were made to prior issued warrants for the purpose of facilitating future fund raising by the Company arising out of the exercise of the warrants by Holder. The purchase price, as defined in the Warrants No. 1 (issued September 2002) and 2 (issued February 2003), was reduced to $0.25, subject to further adjustment as described in the warrants. The warrant stock provided for in Warrant No.1 was increased by 1,500,000 shares. The warrant stock provided for in Warrant No. 2 was increased by 333,333 shares. The expiration date, as defined in the respective warrants, remains as stated. The trading price call option trigger set forth in Section 9 (b) of all of the warrants has been reduced from $1.75 to $0.75 per share. The value of the warrants, $92,491, was determined using the Black-Scholes model.

On November 21, 2003, the Company issued two "A" warrants for the aggregate amount of 2,000,000 shares of common stock, and two "B" warrants for the aggregate amount of 10,000,000 shares of common stock to Mid-Am Capital, L.L.C. and Gamma Opportunity Capital Partners, LP, in connection with the issuance of two convertible notes in the aggregate face amount of $400,000. The "A" warrants have an exercise price of $0.05 per share and the "B" warrants have an exercise price of $1.00 per share. In connection with this transaction, the Company issued a warrant to purchase 2,000,000 shares of common stock at $0.05 per share, as a finder's fee. All warrants issued in connection with this transaction are exercisable for five years.

The assumptions used in the Black Scholes option pricing model in 2002 and 2003 were as follows:

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                               December 31,
                                   ------------------------------------
                                        2002                 2003
                                   --------------     -----------------

Discount rate - bond yield rate       3.80 - 4.13%           2.35 - 4.9%
Volatility                                34 - 70%              69 - 88%
Expected life                      1 - 3.75 years     2.25 - 3.75 years
Expected dividend yield                         -                     -

A summary of the status of the Company's stock options and warrants as of December 31, 2002 and 2003 with changes during the years then ended are presented below:


                                                                             Weighted
                                                                              Average
                                                                             Exercise
                                                                   Shares       Price
                                                               ----------    --------

Total warrants and options outstanding at December 31, 2001    15,154,917     $ 0.74

Warrants and options granted                                    8,297,714       0.28
Warrants and options exercised                                 (1,000,000)     (0.33)
Warrants and options expired                                   (1,294,828)     (1.15)
                                                               ----------     ------

Total warrants and options outstanding at December 31, 2002    21,157,803       0.70

Warrants and options granted                                   18,668,337       0.13
Warrants and options exercised                                          -
Warrants and options expired                                     (214,777)     (1.03)
                                                               ----------     ------

Total warrants and options outstanding at December 31, 2003    39,611,363     $ 0.28
                                                               ==========     ======

The following table summarizes information about stock options and warrants outstanding at December 31, 2003:


                        Warrants/Options Outstanding         Options/Warrants Exercisable
                  ---------------------------------------    ----------------------------
                                 Weighted
                                 Average         Weighted                        Weighted
                                 Remaining       Average                         Average
                  Number         Contractual     Exercise    Number              Exercise
Exercise Price    Outstanding    Life (Years)    Price       Exercisable         Price
--------------    -----------    ------------    --------    -----------         --------

$0 to $0.75        37,054,658         2.9          $0.23      37,054,658           $0.23
$0.75 to $2.00      2,523,705         1.3           1.04       2,523,705            1.04
$2.00 to $3.00         33,000         0.7           2.75          33,000            2.75
                   ----------        ----          -----      ----------           -----

                   39,611,363        2.42          $0.29      39,611,363           $0.28
                   ==========        ====          =====      ==========           =====

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes

The Company is subject to Federal income taxes. As the Company has experienced operating losses for the years of 2002 and 2003, no income tax has been provided for.

The Company has gross deferred tax assets of approximately $5.4 million and $6.8 million at December 31, 2002 and 2003, respectively, relating principally to tax effects of net operating loss carryforwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not that the Company will not realize the benefits of these differences at December 31, 2002 and 2003. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at December 31, 2002 and 2003.

At December 31, 2003, the Company has available net operating losses of approximately $17.7 million for federal income tax purposes, to offset future taxable income, if any, which will expire at various dates through the year 2022 for federal income tax purposes. The utilization of net operating losses, however, may be subject to certain limitations as prescribed by
Section 382 of the Internal Revenue Code.


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

Geographic Area Information:


                                United                                          Total
2003                            States        Canada      Mexico      China      Company
                                ----------    --------    --------    -------    ----------

Revenue - unit sales            $  356,985    $      -    $      -    $     -    $  356,985
Revenue - net kit sales              2,737           -           -          -         2,737
Revenue - gross kit sales          629,999      43,745     145,362     21,314       840,420
                                ----------    --------    --------    -------    ----------
Total revenue                      989,721      43,745     145,362     21,314     1,200,142
Cost of goods sold                (127,647)    (10,403)    (45,247)    (9,201)     (192,498)
                                ----------    --------    --------    -------    ----------

Gross margin                    $  862,074    $ 33,342    $100,115    $12,113    $1,007,644
                                ==========    ========    ========    =======    ==========

Furniture and equipment, net    $   62,407    $      -    $      -    $ 6,216    $   68,623
                                ==========    ========    ========    =======    ==========





               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                United                                          Total
2002                            States        Canada      Mexico      China      Company
                                ----------    --------    --------    -------    ----------

Revenue -unit sales             $  232,595    $      -    $      -    $     -    $  232,595
Revenue -net kit sales             433,118           -           -          -       433,118
Revenue -gross kit sales           849,404     112,700      90,025     55,128     1,107,257
                                ----------    --------    --------    -------    ----------
Total revenue                    1,515,117     112,700      90,025     55,128     1,772,970
Cost of goods sold                (184,022)    (23,511)    (18,780)   (53,042)     (279,355)
                                ----------    --------    --------    -------    ----------

Gross margin                    $1,331,095    $ 89,189    $ 71,245    $ 2,086    $1,493,615
                                ==========    ========    ========    =======    ==========

Furniture and equipment, net    $   63,405    $      -    $      -    $26,197    $   89,602
                                ==========    ========    ========    =======    ==========


Note 10 - Commitments and Contingencies

Commitments

The Company leases office space at its corporate office in Florida under an original operating lease expiring May 31, 2004. The Company has renewed the operating lease for an additional five year period at a 25% reduction to the cost of the original lease.

Future minimum rental payments required under the operating lease as of December 31, 2003 are as follows:


Years ending December 31,                                Amount
-------------------------                                -------

                     2004 Partial old rate (5 months)    $53,307
                     2005                                $37,275
                     2006                                $37,275
                     2007                                $37,275
                     2008                                $37,275
                     2009 Partial year                   $15,531

Rental expense for the years ended December 31, 2002 and 2003 was $72,550 and $75,270, respectively.


Note 11 - Subsequent Events

On February 12, 2004, the Company held a special meeting of shareholders at which the shareholders approved an increase of the Company's authorized common stock from 50,000,000 shares to 300,000,000 shares.

On February 17, 2004, the Company converted 875 shares of Series G Convertible Preferred Stock into 215,164 shares of common stock pursuant to a January 12, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.0407. The conversion included accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Nesher, LP.

On February 17, 2004, the Company converted 1,400 shares of Series G Convertible Preferred Stock into 343,980 shares of common stock pursuant to a January 12, 2004 notice of conversion from Talbiya Investments, Ltd., at a conversion price of $0. 0407. The conversion included accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Talbiya Investments, Ltd.

On February 17, 2004, the Company converted 700 shares of Series G Convertible Preferred Stock into 172,162 shares of common stock pursuant to a January 12, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0. 0407. The conversion included accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of The Keshet Fund, LP.

On February 17, 2004, the Company converted 2,025 shares of Series G Convertible Preferred Stock into 497,951 shares of common stock pursuant to a January 12, 2004 notice of conversion from Keshet LP, at a conversion price of $0. 0407. The conversion included accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Keshet, LP.

On March 1,2004, the Company issued 80,000 shares of non-voting Series K 8% Convertible Preferred stock, to Mid-Am Capital, LLC, having a stated value of $10.00 per Preferred K share, for the aggregate purchase price of $800,000. Each preferred share is convertible to 100 shares of the Company's common stock at a conversion price of $0.10, representing 8,000,000 shares of common stock underlying the preferred. In addition, the following adjustments were made to prior issued warrants for the purpose of facilitating future fund raising by the Company arising out of the exercise of the warrants by Holder. The purchase price, as defined in the Warrant No. 2003-B-002, has been reduced to $0.10, subject to further adjustment as described in the warrant. The expiration date, as defined in the warrant, remains as stated. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

On March 9, 2004, the Company converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 8, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties on that date in accordance with the instructions of Esquire Trade & Finance Inc.

On April 1 2004, the Company converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 8, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.038. The conversion did not include accrued and unpaid

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties on that date in accordance with the instructions of Austinvest Anstalt Balzers.

On April 2, 2004, the Company and Mid-Am Capital, LLC entered into Supplement No.1 to the Series K Convertible Preferred Subscription Agreement, by which the Company sold an additional 15,000 shares of its Series K Convertible Preferred Stock utilizing the proceeds from a certain promissory note issued by the Company to Mid-Am in the face amount of $150,000. With the consummation of this sale, the $150,000 promissory note was deemed paid in full by the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      BDO Seidman, LLP, an independent accountant that was previously engaged as the principal accountant to audit the Company's financial statements, resigned effective March 10, 2004. BDO Seidman, LLP has not offered any explanation for its resignation beyond the statement of resignation contained in the resignation letter.

      The principal accountants' reports on our financial statements for the past two years contained an explanatory paragraph regarding going concern uncertainty.

      No disagreement with the former audit accountants occurred during the two most recent fiscal years or the subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

      The independent certified public accounting firm of Lazar Levine & Felix, LLP, 350 Fifth Avenue, New York, NY, has agreed to serve as the Company's principal accountant to audit the Company's financial statements, effective March 17, 2004. The Company did not consult with Lazar Levine & Felix, LLP prior to the resignation of BDO Seidman, LLP. The decision to change accountants was approved by the Audit Committee.

ITEM 8A.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-KSB (December 31, 2003), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this report on Form 10-KSB was being prepared.

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

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The directors, executive officers and significant employees/advisors as of December 31, 2003, are set forth below. The Company's directors serve for staggered terms of two years or until their successors are elected.

      * Nancy Yuan, the Company's Treasurer, resigned in March 2003 to return to China with her family

      * John McCormack, the Company's President & COO, resigned in March 2003 for personal reasons

      * Michael Lucci, a director appointed in 1998, resigned in March 2003 for personal reasons

      On March 6, 2003, the Board voted to reduce the board positions by one to nine.


                                                                                       Year
Name of Officer and Age                  Position with the Company                   Appointed
-----------------------                  -------------------------                   ---------

Bravo! Foods International Corp.

Stanley A. Hirschman  57    Chairman and Director                                    2000
Roy G. Warren         48    Director, Chief Executive Officer                        1997/1999
Tommy E. Kee          55    Chief Financial Officer, Treasurer                       2003
Roy D. Toulan, Jr.    58    Vice President, Corporate Secretary, General Counsel     2003
Michael Edwards       44    Vice President Sales                                     2000
Benjamin Patipa       48    Vice President, Schools/Vending                          2002
Arthur W. Blanding    76    Director                                                 1999
Robert Cummings       61    Director                                                 1997
Paul Downes           42    Director                                                 1997
John McCormack        45    Director                                                 1997
Phillip Pearce        73    Director                                                 1997

China Premium Food Corp (Shanghai) Co., Ltd. - Chinese subsidiary

Roy G. Warren         47    Director , Chairman                                      1999
Roy D. Toulan, Jr.    58    Director                                                 2003
Michael Edwards       44    Director                                                 2003

      The experience and background of the Company's executive officers follow:

Mr. Stanley A. Hirschman - Chairman and Director since September 2000

      Mr. Hirschman is president of CPointe Associates, Inc., an executive management and consulting firm specializing in solutions for emerging companies with technology-based products. CPointe was formed in 1996. In addition, he is a director of Longview International Equity Fund LP, Global Marketing Partners, Inc. and AirNET Wireless, LLC. Prior to establishing CPointe Associates, Mr. Hirschman was vice president of operations of Software, Etc., Inc., a retail software chain, from 1989 until 1996. Mr. Hirschman has also held senior management positions with retailers T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman currently serves on the Audit Committee of the Company's board of directors.

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

Mr. Tommy E. Kee - Chief Financial Officer, Treasurer since 2003

      Tommy Kee joined the Company in March 2003 as Chief Financial
Officer. He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee. Before joining the Company, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area. Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company. He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando. Mr. Kee handles all financial management and reporting for the Company and works closely with our external auditors and general counsel for financial reporting and SEC compliance.

Roy D. Toulan, Jr. - Vice President, Corporate Secretary, General Counsel since 2003

      Roy Toulan began with the original founders as outside corporate counsel in 1997 and has been responsible for all of the Company's corporate and business legal work, including securities matters. Mr. Toulan became Corporate Counsel in October 2002, when he left his private legal practice in Boston, and Vice President in January 2003. He received his law degree from Catholic University in Washington D.C. and for the first 15 years of his career practiced corporate and securities litigation with large law firms in New York and Boston. Before joining the Company full time, he spent the last 18 years in private practice in Boston, Massachusetts in general corporate and securities law helping companies with corporate structure and funding, both domestically and internationally.

Mr. Michael Edwards - Vice President Sales, since 2003

      Mr. Edwards has been with the Company in a sales and marketing capacity since 2000. Prior to that time, he worked for 5 years in beverage marketing research for Message Factors, Inc., a Memphis, Tennessee marketing research firm. Mr. Edwards has a BS degree from Florida State University in Management and Marketing and spent 13 years in the banking industry, leaving CitiBank to join Message Factors in 1995.

Dr. Benjamin Patipa - Vice President, Schools/Vending since 2002

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

Mr. Paul Downes - Director Since 1997

      Mr. Downes is a director and, from August of 1997 to April of 1998, served as the Company's Chairman. For the past 12 years, Mr. Downes has managed his personal diverse portfolio of international investments with concentration in the United Kingdom, Eastern Europe, North Africa and Asia. In 1985, he founded a group of nursing homes for the elderly in Great Britain, which he sold in 1990. Prior to that time, Mr. Downes spent several years organizing golf tournaments and international golf matches in Malaysia, Singapore, Thailand, Philippines, Indonesia and Hong Kong, spending two years living in Southeast Asia. Mr. Downes is one of the Company's "founders" and played a leading role in the Company's initial raising efforts. From 2001, Mr. Downes has served as the Chairman of a start up software company located in Delray Beach, Florida.

Mr. Phillip Pearce - Director Since 1997

      Mr. Pearce is a "retired" member of the securities industry. Mr. Pearce served as Chairman of the NASD during which time he was instrumental in the founding of NASDAQ. Additionally, Mr. Pearce was a former Director of E.F. Hutton and has served as Governor of the New York Stock Exchange. Since his retirement in 1988, Mr. Pearce has remained active in the securities industry as a corporate financial consultant. Mr. Pearce serves on the compensation committee of the Company's board of directors. Mr. Pearce also serves on the Company's audit committee. Mr. Pearce serves as a director of Xybernaut Corporation, a reporting company.

ITEM 9 (COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT)

      Based upon a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a), the Company reports the following delinquent filings. On December 23 and 30, 2003, Mr. Warren purchased, in the aggregate, 100,000 shares of the Company's stock and reported those purchases on January 5 and 16, 2004, respectively. On December 30, 2003, Mr. Kee purchased 5,000 shares of the Company's stock and reported that purchase on January 21, 2004. Awaiting the receipt of individual CIK numbers from the Commission caused a portion of the delay in each instance. All officers and directors have been issued individual CIK numbers for future reports.

      The Company's directors and executive officers have not filed Form 4s for options that have been authorized pursuant to compensation plans but not issued.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of directors

      Directors were compensated for their travel expenses to and from board of directors' meetings in 2001, 2002 and 2003. In 2002, there were four in person meetings and three telephonic board meetings. In 2003, there were three in person meetings and four telephonic board meetings. Directors received options for 35,000 shares of common stock for each year as a director through 2001. Each member of the executive committee has received options for an additional 40,000 shares of common stock for their services from 1998 through 2001. Directors received additional options for 25,000 shares for 2002 and 2003

Compensation of executive officers

      The following table sets forth the compensation paid during the last three fiscal years to the Company's Chief Executive Officer and the other executive officers of the Company:

                            Summary Compensation


                                                                                    Long-Term
                                                                                  Compensation
                                      Annual Compensation                     ---------------------
                       --------------------------------------------------      Restricted Stock            All Other
 Name & Position       Year      Salary      Bonus (1)         Other           Awards and Options       Compensation (2)
------------------------------------------------------------------------------------------------------------------------

Roy G. Warren          2001     $180,000      4%           $12,000            170,000 options (3)       $220,000 salary
President & CEO        2002     $180,000      EBITDA       Medical            2,500,000 options (4)     $12,000
Director               2003     $220,000                   insurance                                    (insurance)

Tommy E. Kee           2003      120,000                   $12,000            300,000 options (5)       $60,000 salary
Chief financial;                                           Medical                                      $12,000
Officer                                                    insurance                                    (insurance)

Roy D. Toulan, Jr.     2003      180,000      $28,000      $8,900             300,000 options (6)       $180,000 salary
Vice President                                             Medical (part)                               $8,900
Secretary                                                  Life &                                       (insurance)
Corporate Counsel                                          disability
                                                           insurance

<F1>  Mr. Warren has waived the 4% EBITDA bonus provision in his employment contract. Mr. Toulan was granted 100,000 shares of common stock as a signing bonus, valued at $28,000.

<F2>  Amount paid for termination of employment owing to change of control.

<F3>  Five year options received as director; 145,000 options at $0.75,
      25,000 options at $0.60.

<F4>  Employment agreement incentive options: 1,000,000 options at $0.50,
      1,000,000 options at $1.50; 100,000 at $0.75, 100,000 at $2.00,
      100,000 at $3.00, 100,000 at $4.00, 100,000 at $5.00; all five year options; last 400,000 options vest at trading price trigger equal to exercise price.

<F5>  Employment agreement incentive options; 100,000 at $0.10; balance at market price; vesting of three 100,000 share tranches at July 1, 2003, December 31, 2003 and December 31, 2004, respectively.




<F6>  Employment agreement incentive options at $0.40; vesting of three
      100,000 share tranches at January 1, 2003, December 31, 2003 and December 31, 2004, respectively.

Option Grants

      The following table sets forth individual grants of stock options made during the last completed fiscal year to each of the named executive officers.

                      Option Grants In Last Fiscal Year
                              Individual Grants


---------------------------------------------------------------------------------------------------------------------
                            Number of Securities      % of Total Options
                             Underlying Options      Granted to Employees     Exercise or Base
         Name                     Granted             in Fiscal Year (1)      Price ($/Share)       Expiration Date
---------------------------------------------------------------------------------------------------------------------

Roy G. Warren                       25,000                                             $0.25       June 30, 2008
President & CEO                    100,000              Aggregate 58%                   0.75       October 24, 2005
Director                           100,000                                              2.00       5 yrs from vesting
                                   100,000                                              3.00       5 yrs from vesting
                                   100,000                                              4.00       5 yrs from vesting
                                   100,000                                              5.00       5 yrs from vesting
                                 1,000,000                                              0.50       December 31, 2007
                                 1,000,000                                              1.50       December 31, 2007

Tommy E. Kee                       100,000                                    $0.10 (100,000)      June 30, 2008
Chief Financial Officer            100,000              Aggregate 1.1%        Market price at      December 30, 2008
Treasurer                          100,000                                            vesting      December 30, 2009
                                                                                    (200,000)

Roy D. Toulan, Jr.                 100,000                                    $0.40 (300,000)      December 31, 2007
Vice President                     100,000              Aggregate 1.1%                             December 30, 2008
Secretary                          100,000                                                         December 30, 2009
Corporate Counsel

<F1>  Includes options for 25,000 shares granted to Mr. Warren as a director.

Aggregated Option Exercises Table

      None of the named executive officers exercised any stock options during 2003. The following table provides information on the value of such officers' unexercised options at December 31, 2003.

              Aggregated Options Exercised in Last Fiscal Year
                      And Fiscal Year-End Option Values


                                                         Number of Securities Underlying     Value of Unexercised In-the-
                                                             Unexercised Options at          Money Options at 2003 Fiscal
                              Shares                          2003 Fiscal Year-End                     Year-End
                             Acquired        Value
Name                        on Exercise     Realized        Exercisable/Unexercisable         Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------

Roy G. Warren                    -             -          2,695.000                                       -
President & CEO                                           -----------------------------
Director                                                  2,295,000       400,000
                                                          exercisable     unexercisable
-------------------------------------------------------------------------------------------------------------------------




Tommy E. Kee                     -             -          300,000                                         -
Chief Financial Officer                                   -----------------------------
Treasurer                                                 200,000         100,000
                                                          exercisable     unexercisable
-------------------------------------------------------------------------------------------------------------------------

Roy D. Toulan, Jr.               -             -          300,000                                         -
Vice President                                            -----------------------------
Secretary                                                 200,000         100,000
Corporate Counsel                                         exercisable     unexercisable
-------------------------------------------------------------------------------------------------------------------------

Compensation Plans
------------------

Directors

      On March 27, 2001, the Company issued options to the Company's directors, including Roy Warren, to purchase the aggregate of 925,000 shares of the Company's common stock. The options have an exercise price of $0.75 and expire March 26, 2006. Directors received options for 35,000 shares for each full year of service and an additional 40,000 shares for service on a board committee. On July 1, 2002, the Company issued 250,000 options to the Board of Directors, including Roy Warren, for services rendered as directors. Each director received options for 25,000 shares of common stock at an exercise price of $0.60. The options can be exercised for five years.

      On January 13, 2004, the Board of Directors adopted a plan to convert on a one for one basis the options granted to the present employees of the Company and the directors currently serving on the Board into a like number of the Company's restricted shares of common stock. The issuance of such common stock to any individual director or employee is conditioned upon the execution of the "lockup" agreement by such director or employee, pursuant to which the recipients of such common stock shall not sell, transfer, pledge or hypothecate such common stock for a six month period, commencing on the issue date of such common stock. The conversion plan adopted by the Board of Directors will result in the issuance of 5,200,000 shares of the Company's restricted common stock to the Company's present directors and employees.

Employment contracts

      *  Roy G. Warren Chief Executive Officer

      The Company had a one-year contract with Mr. Warren commencing January 1, 2003, at an annual base salary of $220,000. The contract provides for the grant of options for 1,000,000 shares of common stock at $0.50 per share, options for 1,000,000 shares of common stock at $1.50 per share and options for 100,000 shares of common stock at $0.75 per share. During his employment, he also will receive five-year incentive options for an additional 400,000 shares in tranches of 100,000, as the public trading price for the Company's stock reaches $2.00, $3.00, $4.00 and $5.00, respectively. The exercise price for these options will track the market price for the Company's common stock when granted. Mr. Warren's employment contract provides for the payment of one year's salary plus medical insurance costs for termination of employment owing to change of control in the Company.

      Tommy E. Kee, Chief Financial Officer, Treasurer

      Mr. Kee has an eighteen-month contract with the Company commencing July 1, 2003 at an annual salary of $120,000. The Company granted options for 300,000 shares of common stock as an incentive bonus pursuant to an employment contract. The first 100,000 share options tranche vested on July 1, 2003 at an exercise price of $0.10 per share. The remaining options for 200,000 shares of common stock vest as follows: options for 100,000 shares on each of December 31, 2003 and 2004, respectively. All of these options expire five years from vesting. Mr. Kee's employment contract provides for the payment of six months' salary plus medical insurance costs for termination of employment owing to change of control in the Company.

      Roy D. Toulan, Jr., Vice President, General Counsel and Corporate
Secretary

      Mr. Toulan has a two-year contract with the Company commencing January 1, 2003 at an annual salary of $180,000. An incentive bonus of 100,000 common stock shares was granted to Mr. Toulan in January 2003, valued at $0.28 per share. In addition, the Company granted options for 100,000 shares of common stock as part of the pursuant to an employment contract. These options vested immediately, expire on December 30, 2007 and have an exercise price of $0.40 per share. The Company also granted options for 200,000 shares of common stock at an exercise price of $0.40 per share, which vest as follows: options for 100,000 shares on each of December 31, 2003 and 2004. Options for 100,000 shares expire on each of December 30, 2008 and 2009, respectively. Mr. Toulan's employment contract provides for the payment of one year's salary plus medical insurance costs for termination of employment owing to change of control in the Company.

Securities authorized for issuance under equity compensation plans
------------------------------------------------------------------

      The equity compensation reported in this section has been and will be issued pursuant to individual compensation contracts and arrangements with employees, directors, consultants, advisors, vendors, suppliers, lenders and service providers. The equity is reported on an aggregate basis as of December 31, 2003. The Company's security holders have not approved the compensation contracts and arrangements underlying the equity reported.


                  Number of securities to                                     Number of securities
                  be issued upon exercise     Weighted average price      remaining for future issuance
Compensation      of outstanding options,     of outstanding options,       under equity compensation
Plan Category       warrants and rights         warrants and rights                   plans
-------------------------------------------------------------------------------------------------------

Directors                1,405,000                     $0.72                350,000    director plan
-------------------------------------------------------------------------------------------------------
Management               1,036,667                     $0.59              3,350,000    individual plans
-------------------------------------------------------------------------------------------------------
Founders                 2,083,705                     $1.00                      0    individual plans
-------------------------------------------------------------------------------------------------------
Consultants                360,714                     $0.54                      0    individual plans
-------------------------------------------------------------------------------------------------------
Lender                      25,000                     $0.40                      0    individual plan
-------------------------------------------------------------------------------------------------------
Total                    4,911,086                     $0.79              3,700,000
-------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of the Company's common stock as of April 2, 2004, as to

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

Beneficial Owners
-----------------


                                                          Amount and Nature
                          Name and Address of               of Beneficial
Title of Class            Beneficial Owner (1)                Ownership         Percent of Class (2)
----------------------------------------------------------------------------------------------------

Common            Amro International, SA (3)                  3,502,698                9.99%
                  Grossmuenster Platz 26
                  P.O. Box 4401
                  Zurich, Switzerland CH 8022
                  Austinvest Anstalt Balzers
                  Landstrasse 938
                  9494 Furstentums Balzers,
                  Liechtenstein
                  Esquire Trade & Finance Inc.
                  Trident Chambers
                  P.O. Box 146
                  Road Town, Tortola, B.V.I.
----------------------------------------------------------------------------------------------------
Common            The Keshet Fund LP (4)                      3,502,698                9.99%
                  Keshet L.P.
                  Nesher Ltd
                  Talbiya B. Investments Ltd.
                  Ragnall House, 18 Peel Road
                  Douglas, Isle of Man
                  1M1 4L2, United Kingdom
----------------------------------------------------------------------------------------------------
Common            Alpha Capital Aktiengesellschaft (5)        3,502,698                9.99%
                  Pradafant 7, Furstentums 9490,
                  Vaduz, Liechtenstein
----------------------------------------------------------------------------------------------------
Common            Mid-Am Capital, L.L.C. (5)                  3,502,698                9.99%
                  Northpointe Tower
                  10220 North Ambassador Drive
                  Kansas City, MO 64190
----------------------------------------------------------------------------------------------------
Common            Explorer Fund Management, LLC (5)           3,502,698                9.99%
                  444 N. Michigan Ave.
                  Chicago, IL 60611
----------------------------------------------------------------------------------------------------
Common            Dale Reese (6)                              3,305,985                9.58%
                  125 Kingston Road
                  Media, PA
----------------------------------------------------------------------------------------------------
Common            Mr. Larry Frisman                           2,702,500                8.55%
                  7533 Isle Verde Way
                  Delray Beach, FL 33446
----------------------------------------------------------------------------------------------------

<F1>  Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 2, 2004 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

<F2>  Percentage based on 31,598,580 shares of common stock outstanding with respect to the common stock.

<F3>  Amro International, S.A., Austinvest Anstalt Balzers and Esquire
      Trade & Finance Inc. share a common investment representative, attorney and subscription agreements for the Series D and Series F convertible preferred stock and are treated as a group for beneficial ownership purposes. This group is contractually limited to a beneficial ownership of the Company's equity not to exceed 9.99%. All of the equity listed consists of convertible preferred and warrants.

<F4>  The Keshet Fund L.P., Keshet L.P., Nesher Ltd. and Talbiya B.
      Investments Ltd. share a common investment representative, attorney and subscription agreements for the Series G convertible preferred stock and are treated as a group for beneficial ownership purposes. This group is contractually limited to a beneficial ownership of the Company's equity not to exceed 9.99%. All of the equity listed consists of convertible preferred and warrants.

<F5>  This owner is contractually limited to a beneficial ownership of the
      Company's equity not to exceed 9.99%. All of the equity listed consists of convertible preferred and warrants.

<F6>  The beneficial owner has the right to convert 107,440 shares of stock preferred to 107,440 shares of common stock within 60 days.

Management Owners
-----------------


                         Name and Address of            Amount and Nature
Title of Class           Management Owner (1)           of Ownership          Percent of Class (2)
--------------------------------------------------------------------------------------------------

Common             Roy G. Warren
                   11300 US Highway No.1
                   N. Palm Beach, FL                      3,175,482 (3)               9.19%
--------------------------------------------------------------------------------------------------
Common             Paul Downes
                   Tamarind Management Ltd.
                   20579 S. Charlestown
                   Boca Raton, FL 33434                     288,000 (4)               0.91%
--------------------------------------------------------------------------------------------------
Common             Robert Cummings
                   2829 N.E. 44th Street
                   Lighthouse Point, FL 33064               530,000 (5)               1.67%
--------------------------------------------------------------------------------------------------
Common             John McCormack
                   8750 South Grant
                   Burridge, IL 60521                       787,500 (6)               2.46%
--------------------------------------------------------------------------------------------------
Common             Mr. Arthur W. Blanding
                   Janesville, WI 53545                     177,889 (7)               0.56%
--------------------------------------------------------------------------------------------------
Common             Phillip Pearce
                   6624 Glenleaf Court
                   Charlotte, NC 28270                      231,000 (8)               0.73%
--------------------------------------------------------------------------------------------------
Common             Stanley Hirschman
                   2600 Rutgers Court
                   Plano, Texas 75093                       334,670 (9)               1.06%
--------------------------------------------------------------------------------------------------
Common             Roy D. Toulan, Jr.
                   VP, General Counsel
                   6 Wheelers Pt. Rd
                   Gloucester, MA                           515,000 (10)              1.62%
--------------------------------------------------------------------------------------------------
Common             Tommy Kee
                   CFO, Treasurer
                   129 Eagleton Court
                   Palm Beach Gardens, FL                   205,000 (11)              0.64%
--------------------------------------------------------------------------------------------------
Common             Executive officers and directors
                   as a group                             6,244,541                  12.22%
--------------------------------------------------------------------------------------------------

<F1>  Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 2, 2004 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.




<F2>  Percentage based on 31,598,580 shares of common stock outstanding with respect to the common stock.

<F3>  Includes 170,000 shares of common stock that can be acquired within
      60 days by the exercise of options; also includes options for 2,550,000 shares of common stock authorized by the Board of Directors but not yet issued.

<F4>  Includes 130,000 shares of common stock that can be acquired within
      60 days by the exercise of options; also includes options for 50,000 shares of common stock authorized by the Board of Directors but not yet issued.

<F5>  Includes 170,000 shares of common stock that can be acquired within
      60 days by the exercise of options; also includes options for 50,000 shares of common stock authorized by the Board of Directors but not yet issued.

<F6>  Includes 130,000 shares of common stock that can be acquired within
      60 days by the exercise of options; also includes options for 50,000 shares of common stock authorized by the Board of Directors but not yet issued.

<F7>  Includes 95,000 shares of common stock that can be acquired within 60 days by the exercise of options; also includes options for 50,000 shares of common stock authorized by the Board of Directors but not yet issued.

<F8>  Includes 130,000 shares of common stock that can be acquired within
      60 days by the exercise of options; also includes options for 50,000 shares of common stock authorized by the Board of Directors but not yet issued.

<F9>  Includes 25,000 shares of common stock that can be acquired within 60 days by the exercise of options; also includes options for 50,000 shares of common stock authorized by the Board of Directors but not yet issued.

<F10> Includes options for 200,000 shares of common stock authorized by the
      Board of Directors but not yet issued

<F11> Includes options for 200,000 shares of common stock authorized by the
      Board of Directors but not yet issued

      There currently are no arrangements that may result in a change of ownership or control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not Applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a)   Exhibits
      --------


Exhibit                                                         Incorporated      Filed
No.         Document Description                                by Reference     Herewith
-----------------------------------------------------------------------------------------

  3.1       Articles of Incorporation                               (1)
  3.2       Amended Articles (name change)                          (1)
  3.4       Restated Bylaws                                         (1)
  4         Rights of Equity Holders
  4.1       Common see Articles of Incorporation                    (1)
  4.2       Preferred, Series B Designation                         (1)
  4.3       Preferred, Series F Designation                         (2)
  4.4       Preferred, Series G Designation                         (3)
  4.5       Preferred, Series H Designation                         (6)
  4.6       Preferred, Series I Designation                         (7)
  4.7       Preferred, Series J Designation                         (8)
  4.8       Preferred, Series K Designation                                         X
 10         Material Contracts
 10.1       Warner Bros China License Agreement                     (5)
 10.2       Warner Bros. China License Agreement (modified)         (5)
 10.3       Warner Bros. U.S. License Agreement.                    (5)
 10.4       Warner Bros. Mexico. License Agreement                  (6)
 10.5       Warner Bros. Canada. License Agreement                  (6)
 10.6       MoonPie License Agreement                                               X
 10.7       Marvel License Agreement                                                X
 10.8       SADAFCO Production Agreement                                            X
 10.9       Real Estate Lease Amendment Extending Term                              X
 16.1       Letter on change or certifying accountant               (9)
 21.1       Subsidiary Articles of Association                      (4)
 31.1       Certification of CEO, Rules 13a-14(a) & 15d-14(a)                       X
 31.2       Certification of CFO, Rules 13a-14(a) & 15d-14(a)                       X
 32.1       Certification of CEO, 18 U.S.C. Sec 1350                                X
 32.2       Certification of CFO, 18 U.S.C. Sec 1350                                X
 99         Additional Exhibits
 99.1       Employment Agreement - Roy G. Warren                                    X
 99.2       Employment Agreement - Tommy E. Kee                                     X
 99.3       Employment Agreement - Roy D. Toulan, Jr.                               X

<F1>  Filed with Form 10SB/A First Amendment

<F2>  Filed with Form 10K-SB for 12-31-99

<F3>  Filed with Form 10QSB for 6-30-00

<F4>  Filed with Form SB-2/A Second Amendment

<F5>  Filed with Form SB-2/A Third Amendment

<F6>  Filed with Form 10K-SB 2001

<F7>  Filed with Form 10QSB for 6-30-02

<F8>  Filed with Form 8-K for 10-02-02

<F9>  Filed with Form 8-K for 3-26-04

(b)   Reports on Form 8-K During the Last Quarter of 2003:
      ---------------------------------------------------

      None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

      The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB were $83,500 and $119,325, respectively for 2002 and 2003.

Audit Related Fees
------------------

      None

Tax Fees
--------

      None

All Other Fees
--------------

      None

Audit Committee Pre-Approval Policies
-------------------------------------

      The audit committee makes reasonable inquiry as to the independence of the Company's principal auditors based upon the considerations set forth in Rule 2-01 of Regulation S-X, including the examination of representation letters furnished by the principal accountant. The audit committee has not approved any services beyond those required for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB.


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this April 14, 2004.

                                 BRAVO! FOODS INTERNATIONAL CORP.
                                 (Formerly China Premium Food Corporation)

                                 By: /S/ Roy G. Warren, Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, Bravo Foods International Corp. has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature             Title                                  Date
---------             -----                                  ----

/S/ Roy G. Warren     Chief Executive Officer                April 14, 2004

/S/ Tommy E. Kee      Chief Financial Officer, Treasurer     April 14, 2004