Form 10QSB
period 2004-03-01
BRAVO FOODS INTERNATIONAL CORP
filed 2004-05-14
CIK 1061029

---------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2004

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

       --------------------------------------------------------------
       (Former name, former address and former fiscal year if changed since last report)


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

          Date                     Class            Shares Outstanding
      May 12, 2004              Common Stock            40,296,574


Transitional Small Business Disclosure Format (Check One)  YES [ ]  NO [x]

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated balance sheets as of                          F-1
         March 31, 2004 (unaudited) and December 31, 2003

         Consolidated statements of operations                      F-3
         (unaudited) for the three months ended
         March 31, 2004 and 2003

         Consolidated statements of cash flows                      F-4
         (unaudited) for the three months ended
         March 31, 2004 and 2003

         Notes to consolidated financial statements (unaudited)     F-5

Item 2.  Management's Discussion and Analysis of Financial           13
         Condition and Results of Operations

Item 3.  Controls and Procedures                                     24


PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds                   25

Item 6.  Exhibits and reports on Form 8-K                            28

SIGNATURES                                                           29

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS



                                                    December 31,      March 31,
                                                        2003            2004
                                                    ------------     -----------
                                                                     (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                          $   58,859      $   85,476
  Accounts receivable - net                              25,921          20,044
  Other receivables                                       6,331           6,331
  Inventories                                            54,995          64,995
  Prepaid expenses                                      201,617         444,379
                                                     ----------      ----------

Total current assets                                    347,723         621,225
Furniture and equipment, net                             68,623          63,351
License rights, net of accumulated amortization          24,065         191,482
Deferred product development costs                       41,711         144,662
Deposits                                                 10,736          10,736
                                                     ----------      ----------

Total assets                                         $  492,858      $1,031,456
                                                     ==========      ==========


Liabilities and Capital Deficit

Current liabilities:
  Note payable to International Paper                $  187,743      $  187,743
  Notes payable to Alpha Capital                        100,000         100,000
  Note payable to Mid-Am Capital LLC                    150,000         150,000
  Note payable to Jasper Products LLC                         -         917,035
  Note payable to Warner Brothers                       147,115         147,115
  Accounts payable                                    2,123,705       1,293,196
  Deferred income                                             -         152,260
  Accrued liabilities                                   610,665         781,614
                                                     ----------      ----------

Total current liabilities                             3,319,228       3,728,963
Dividends payable                                       582,823         676,291
Other notes payable                                     310,098         204,187
                                                     ----------      ----------

Total liabilities                                     4,212,149       4,609,441
                                                     ----------      ----------


               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                                         December 31,        March 31,
                                                            2003               2004
                                                         ------------        ---------
                                                                            (Unaudited)

Commitments and contingencies

Capital Deficit (Note 2):
Series B convertible, 9% cumulative, and redeemable
 preferred stock, stated value $1.00 per share,
 1,260,000 shares authorized, 107,440 shares issued
 and outstanding, redeemable at $107,440                      107,440           107,440
Series F convertible and redeemable preferred stock,
 stated value $10.00 per share, 130,515 and 125,515
 shares issued and outstanding                              1,205,444         1,159,264
Series G convertible, 8% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 58,810 and 53,810 shares issued and outstanding              520,604           476,334
Series H convertible, 7% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 165,500 shares issued and outstanding                        895,591           895,591
Series I convertible, 8% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 30,000 shares issued and outstanding                          72,192            72,192
Series J convertible, 8% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 200,000 shares issued and outstanding                      1,854,279         1,854,279
Series K convertible, 8% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 80,000 shares issued and outstanding                               -           800,000
Common stock, par value $0.001 per share,
 300,000,000 shares authorized, 28,047,542 and
 32,092,588 shares issued and outstanding                      28,045            32,093
Additional paid-in capital                                 21,144,896        21,547,321
Accumulated deficit                                       (29,548,471)      (30,523,188)
Translation adjustment                                            689               689
                                                         ------------      ------------

Total capital deficit                                      (3,719,291)       (3,577,985)
                                                         ------------      ------------

Total liabilities and capital deficit                    $    492,858      $  1,031,456
                                                         ============      ============


                           See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended March 31,
                                                       2003               2004
                                                       ----               ----
                                                    (Unaudited)        (Unaudited)

Revenue - unit sales                                $    92,918       $   367,458
Revenue - net kit sales                                   2,737                 -
Revenue - gross kit sales                               301,775            70,748
                                                    -----------       -----------
Total revenue                                           397,430           438,206
Cost of sales                                           (80,362)         (330,121)
                                                    -----------       -----------
Gross margin                                            317,068           108,085
Selling expenses                                        361,075           253,038
Product development                                         494             3,645
General and administrative expense                      772,470           700,966
                                                    -----------       -----------
Loss from operations                                   (816,971)         (849,564)
Other income (expense)
  Interest expense                                       (2,044)          (31,685)
                                                    -----------       -----------
Loss before income taxes                               (819,015)         (881,249)
Provision for income taxes                                    -                 -
                                                    -----------       -----------
Net loss                                               (819,015)         (881,249)

Dividends accrued for Series B preferred stock           (2,384)           (2,411)
Dividends accrued for Series G preferred stock          (13,799)          (10,864)
Dividends accrued for Series H preferred stock          (30,292)          (28,883)
Dividends accrued for Series I preferred stock           (5,918)           (5,984)
Dividends accrued for Series J preferred stock         (298,720)          (39,890)
Dividends accrued for Series K preferred stock                -            (5,436)
                                                    -----------       -----------
Net loss applicable to common shareholders          $(1,170,128)      $  (974,717)
                                                    ===========       ===========

Weighted average number of common shares
 outstanding                                         25,843,743        31,001,544
                                                    ===========       ===========
Basic and diluted loss per share                    $     (0.05)      $     (0.03)
                                                    ===========       ===========
Comprehensive loss and its components
 consist of the following:
Net loss                                            $  (819,015)      $  (881,249)
Foreign currency translation adjustment                   3,047                 -
                                                    -----------       -----------
Comprehensive loss                                  $  (815,968)      $  (881,249)
                                                    ===========       ===========


                           See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three Months Ended March 31,
                                                             2003            2004
                                                             ----            ----
                                                          (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                                $(819,015)      $(881,249)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                            26,202          59,100
    Stock issuance for compensation and finder's fee         28,000          90,000
    Loss on disposal of fixed assets                         15,135               -
Increase (decrease) from changes in:
Accounts receivable                                          65,187           5,877
      Other receivable                                      (17,097)              -
Advance to vendors                                               11               -
Inventories                                                      70         (10,000)
      Prepaid expenses                                       (8,149)       (242,762)
      Accounts payable and accrued expenses                 158,340         409,736
      Deferred product development costs                          -        (202,952)
                                                          ---------       ---------
Net cash used in operating activities                      (551,316)       (772,250)
                                                          ---------       ---------

Cash flows from investing activities:
  Purchase of equipment                                      (4,429)         (1,133)
                                                          ---------       ---------
Net cash used in investing activities                        (4,429)         (1,133)
                                                          ---------       ---------

Cash flows from financing activities:
  Proceeds of Series K preferred stock                            -         800,000
Proceeds of Series J preferred stock                        500,000               -
  Payment of note payable, bank loan and
   license fee payable                                      (98,335)              -
                                                          ---------       ---------
Net cash provided by financing activities                   401,665         800,000
                                                          ---------       ---------

Effect of changes in exchange rates on cash                   3,047               -
                                                          ---------       ---------
Net (decrease) increase in cash and cash equivalents       (151,033)         26,617
Cash and cash equivalents, beginning of period              224,579          58,859
                                                          ---------       ---------
Cash and cash equivalents, end of period                  $  73,546       $  85,476
                                                          =========       =========


                           See accompanying notes.

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1 - Interim Periods

The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International, Corp. and its wholly-owned subsidiary China Premium Food Corp (Shanghai) Co., Ltd.. (the "Company"). The Company is engaged in the sale of flavored milk products and flavor ingredients in the United States, Canada, Mexico and nine countries in the Middle East.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2003.

As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $30,523,188, a capital deficit of $3,577,985, negative working capital of $3,107,738 and is delinquent on certain of its debts at March 31, 2004. Further, the Company's auditors stated in their report on the Company's Consolidated Financial Statements for the year ended December 31, 2003, that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to increase gross profit margins in its U.S. business and obtain additional financing and is in the process of repositioning its products with the anticipated launch of four new product lines in the second quarter 2004. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing and has raised $1,350,000 in the fourth quarter 2003 and first quarter 2004. No assurances can be given that the Company will be successful in carrying out its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

The Company recognizes revenue in the United States at the gross amount of its invoices for the sale of finished product to wholesale buyers. Commencing with the first quarter 2004, the Company will no longer use the sale of "kits" as a revenue event in the United States. Rather, the Company will take title to its branded flavored milks when they are shipped by the Company's third party processors and recognize as revenue the gross wholesale price charged to the Company's wholesale customers. Expenses for slotting fees and certain promotions are

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

treated as a reduction of reported revenue. The Company determines gross margin by deducting from the reported wholesale price the cost charged by the Company's third party processors to produce the branded milk products. The sale of "kits" will remain as the revenue model for the Company's international business

The Company recognizes revenue for its international business at the gross amount of its invoices for the sale of flavor ingredients and production rights (collectively referred to as "kits") at the time of shipment of flavor ingredients to processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. This recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model is allocated for the processors' purchase of flavor ingredients and fees charged by the Company to the processors for production rights. The Company formulates the price of production rights to cover its royalties under intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of goods sold the cost of flavor ingredients paid by the processor dairies to ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped. The criteria to meet this guideline are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

The Company follows the final consensus reached by the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Pursuant to EITF 99-19, sales of kits made directly to customers by the Company are reflected in the statements of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue.

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

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.


                                                    Three Months Ended
                                                        March 31,
                                               --------------------------
                                                   2003           2004
                                                   ----           ----

Net loss applicable to common shareholders
 as reported:                                  $(1,170,128)    $(947,717)
Add:  total stock based employee
 compensation expense determined under
 fair value method for all awards                    4,500             -
                                               -----------     ---------

Pro forma net loss                             $(1,174,628)    $(947,717)
                                               ===========     =========

Loss per share:
      As reported                              $     (0.05)    $   (0.03)
      Pro forma                                $     (0.05)    $   (0.03)



Note 2 - Transactions in Capital Deficit

      On February 1, 2004, the Company agreed to issue 750,000 shares of its common stock and warrants to purchase an additional 750,000 shares of common stock to Marvel Enterprises, Inc. The Company issued its equity in connection with the grant of an intellectual property license by Marvel on January 17, 2004, giving the Company the right to use certain Marvel Comics characters on the Company's Slammers(R) line of flavored milks. The warrants have an exercise price of $0.10 per share for the first year and, upon the occurrence of certain conditions tied to the royalty performance under the license, can be extended for an additional year with an exercise price of $0.14 per share. The Company made this private offering to Marvel Enterprises, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

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

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

      On February 17, 2004, the Company converted 1,400 shares of Series G Convertible Preferred Stock into 343,980 shares of common stock pursuant to a January 12, 2004 notice of conversion from Talbiya Investments, Ltd., at a conversion price of $0.0407. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Talbiya Investments, Ltd.

      On February 17, 2004, the Company converted 700 shares of Series G Convertible Preferred Stock into 172,162 shares of common stock pursuant to a January 12, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0.0407. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of The Keshet Fund, LP.

      On February 17, 2004, the Company converted 2,025 shares of Series G Convertible Preferred Stock into 497,951 shares of common stock pursuant to a January 12, 2004 notice of conversion from Keshet LP, at a conversion price of $0.0407. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Keshet, LP.

      On March 1, 2004, the Company issued 80,000 shares of non-voting Series K 8% Convertible Preferred stock, to Mid-Am Capital, LLC, having a stated value of $10.00 per Preferred K share, for the aggregate purchase price of $800,000. Each preferred share is convertible to 100 shares of the Company's common stock at a conversion price of $0.10, representing 8,000,000 shares of common stock underlying the preferred. In addition, the following adjustments were made to prior issued warrants for the purpose of facilitating future fund raising by the Company arising out of the exercise of the warrants by Holder. The purchase price, as defined in the Warrant No. 2003-B-002, has been reduced to $0.10, subject to further adjustment as described in the warrant. The expiration date, as defined in the warrant, remains as stated. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

      On March 1, 2004, the Company issued 750,000 shares of its common stock to Knightsbridge in compensation for services to be rendered, pursuant to a November 2003 engagement letter with Knightsbridge Holdings, LLC for business and operational consulting services. The Company delayed the issuance of these shares owing to the necessity of a special meeting of shareholders to increase the Company's authorized shares, which took place in

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

February 2004. On March 1, 2004, Knightsbridge commenced its services and the Company issued the shares of common stock.

      On March 9, 2004, the Company converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 8, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties in accordance with the instructions of Esquire Trade & Finance Inc.


Note 3 - Adoption of New Accounting Standards

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

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Geographic Area Information:



Period Ended                                                                        Total
March 31, 2004               United States    Canada       Mexico       China      Company
                             -------------    ------       ------       -----      -------

Revenue - unit sales           $ 367,458     $      -     $      -     $    -     $ 367,458
Revenue - net kit sales                -            -            -          -             -
Revenue - gross kit sales         44,380            -       26,368          -        70,748
                               ---------     --------     --------     ------     ---------
Total revenue                    411,838            -       26,368          -       438,206
Cost of goods sold              (322,343)           -       (7,778)         -      (330,121)
                               ---------     --------     --------     ------     ---------

Gross margin                   $  89,495     $      -     $ 18,590     $    -     $ 108,085
                               =========     ========     ========     ======     =========


Period Ended                                                                        Total
March 31, 2003               United States    Canada       Mexico       China      Company
                             -------------    ------       ------       -----      -------

Revenue - unit sales           $  92,918     $      -     $      -     $    -     $  92,918
Revenue - net kit sales            2,737            -            -          -         2,737
Revenue - gross kit sales        205,945       35,966       59,864          -       301,775
                               ---------     --------     --------     ------     ---------
Total revenue                    301,600       35,966       59,864          -       397,430
Cost of goods sold               (51,989)     (10,403)     (17,970)         -       (80,362)
                               ---------     --------     --------     ------     ---------

Gross margin                   $ 249,611     $ 25,563     $ 41,894     $    -     $ 317,068
                               =========     ========     ========     ======     =========



Note 5 - Subsequent Events

      On April 1 2004, the Company converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties on that date in accordance with the instructions of Austinvest Anstalt Balzers.

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

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

      On April 8, 2004, the Company converted 4,862 shares of Series G Convertible Preferred Stock into 700,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $11,089 on the preferred converted.

      On April 8, 2004, the Company converted 4,478 shares of Series G Convertible Preferred Stock into 650,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Talbiya B. Investments, Ltd., at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $10,662 on the preferred converted.

      On April 8, 2004, the Company converted 1,919 shares of Series G Convertible Preferred Stock into 275,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $4,265 on the preferred converted.

      On April 8, 2004, the Company converted 7,677 shares of Series G Convertible Preferred Stock into 1,100,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $17,060 on the preferred converted.

      On April 20, 2004, the Company entered into a Subscription Agreement with Longview Fund, LP and Alpha Capital Aktiengesellschaft for the issuance of two convertible 10% notes in the amount of $250,000 each and five-year warrants for the purchase of, in the aggregate, 3,000,000 shares of common stock, at $0.15 per share. The notes are convertible into shares of common stock of the Company at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in ten equal monthly installments, commencing November 1, 2004. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. The Company has the option to defer such payment until the note's maturity date on October 1, 2005, if the Company's common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. In connection with this transaction, the Company issued two additional notes in the aggregate amount of $50,000, upon identical terms as the principal notes, as a finder's fee. The Company also paid $20,000 in legal fees. The common stock underlying all notes and warrants carry registration rights.

      On April 30, 2004, the Company converted 20,000 shares of Series F Convertible Preferred Stock into 1,945,525 shares of common stock pursuant to an April 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.1028. The conversion did not include accrued and unpaid dividends on the converted preferred.

      On April 30, 2004, the Company converted 20,000 shares of Series F Convertible Preferred Stock into 1,945,525 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.1028. The conversion did not include accrued and unpaid dividends on the converted preferred.

              BRAVO! FOODS INTERNATIONAL, CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

      On April 30, 2004, the Company converted 2,500 shares of Series F Convertible Preferred Stock into 243,191 shares of common stock pursuant to an April 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.1028. The conversion did not include accrued and unpaid dividends on the converted preferred.

      On April 30, 2004, the Company converted 2,500 shares of Series F Convertible Preferred Stock into 243,191 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.1028. The conversion did not include accrued and unpaid dividends on the converted preferred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004

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

OVERVIEW

      The Company's business model includes the development and marketing of a Company owned Slammers(R) trademarked brand, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and the granting of production and marketing rights to processor dairies to produce branded flavored milk.
The Company generates revenue in its international (non-US) business through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the diaries for the production, promotion and sales rights for the branded flavored milk. In the United States, the Company generates revenue from the unit sales of finished branded flavored milks to retail consumer outlets.

      The Company's new product introduction and growth expansion continues to be expensive, and the Company reported a net loss of $881,249 for the three-month period ended March 31, 2004. As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at March 31, 2004 has an accumulated deficit, a capital deficit, is delinquent on certain debts and has negative working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. and international business and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that management will be successful in carrying out the Company's plans.

CORPORATE GOVERNANCE

The Board of Directors

      The Company's board has positions for nine directors that are elected as Class A or Class B directors at alternate annual meetings of the Company's shareholders. The Company presently has two mid-term vacancies on the board. Six of the seven current directors of the Company's board are independent. The Company's chairman and chief executive officer are separate. The board meets regularly, at least four times a year, and all directors have access to the information necessary to enable them to discharge their duties. The board, as a whole, and the audit committee in particular, reviews the Company's financial condition and performance on an estimated vs. actual basis and financial projections as a regular agenda item at scheduled periodic board meetings, based upon separate reports submitted by the Company's chief executive officer and chief financial officer. Directors are elected by the Company's shareholders after nomination by the board or are appointed by the board when a vacancy arises prior to an election. This year the Company has adopted a nomination procedure based upon a rotating nomination committee made up of those members of the director Class not up for election. The board presently is examining whether this procedure, as well as the make up of the audit and compensation committees, should be the subject of an amendment to the by-laws.

Audit Committee

      The Company's audit committee is composed of three independent directors and functions to assist the board in overseeing the Company's accounting and reporting practices. The Company's financial information is booked in house by the Company's CFO's office, from which the Company prepares financial reports. These financial reports are audited or reviewed by Lazar Levine & Felix LLP, independent certified accountants and auditors. The Company's chief financial officer reviews the preliminary financial and non-financial information prepared in house with the Company's securities counsel and the auditors. The committee reviews the preparation of the Company's audited and unaudited periodic financial reporting and internal control reports prepared by the Company's chief financial officer. The committee reviews significant changes in accounting policies and addresses issues and recommendations presented by the Company's internal and external certified accountants as well as the Company's auditors. Currently, there is one vacancy on the audit committee.

Compensation Committee

      The Company's compensation committee is composed of three independent directors who reviews the compensation structure and policies concerning executive compensation. The committee develops proposals and recommendations for executive compensation and presents those recommendations to the full board for consideration. The committee periodically reviews the performance of the Company's other members of management and the recommendations of the chief executive officer with respect to the compensation of those individuals. Given the size of the Company, all such employment contracts are periodically reviewed by the board. The board must approve all compensation packages that involve the issuance of the Company's stock or stock options. Currently, there is one vacancy on the compensation committee.

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

Revenue recognition

United States - Production Agreement with Jasper Products
---------------------------------------------------------

      The Company recognizes revenue in the United States at the gross amount of its invoices for the sale of kits at the time of shipment of flavor ingredients to processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. This recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model is allocated as follows: 90% to 95% of the revenue is for the processors' purchase of flavor ingredients; the balance of 5% to 10% represents fees charged by the Company to the processors for production rights. The price of production rights is formulated to cover the Company's intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of goods sold the cost of flavor ingredients paid by the processor dairies to ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

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

      Commencing with the first quarter 2004, the Company will no longer use the sale of "kits" as a revenue event in the United States. Rather, the Company will take title to its branded flavored milks when they are shipped by the Company's third party processors and recognize as revenue the gross wholesale price charged to the Company's wholesale customers. The Company's gross margin will be determined by the reported wholesale price less the cost charged by the Company's third party processors to produce the branded milk products. The sale of "kits" will remain as the revenue model for the Company's international business.

International Sales
-------------------

      The Company recognizes revenue in its international (non US) business at the gross amount of its invoices for the sale of kits at the time of shipment of flavor ingredients to processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. This recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model consists of the cost of the processors' purchase of flavor ingredients and fees charged by the Company to the processors for production rights. The price of production rights is formulated to cover the Company's intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of goods sold the cost of flavor ingredients paid by the processor dairies to ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

RESULTS OF OPERATIONS

Financial Condition at March 31, 2004
-------------------------------------

      As of March 31, 2004, we had an accumulated deficit of $30,523,188 and cash on hand of $85,476 and reported total capital deficit of $3,577,985.

      For this same period of time, we had revenue of $438,206 and general and administrative expense of $700,966.

      After interest expenses of $31,685, cost of goods sold of $330,121, product development costs of $3,645 and selling expenses of $253,038 incurred in the operations of the Company, we had a net loss of $881,249.

Three Months Ended March 31, 2004 Compared to
---------------------------------------------
Three Months Ended March 31, 2003
---------------------------------

Consolidated Revenue

      We had revenues for the three months ended March 31, 2004 of $438,206, with cost of sales of $330,121, resulting in a gross margin of $108,085. Of the $438,206, $411,838 was from sales in the U.S. operation and $26,368 from sales in Mexico. We did not have revenue for this period in Canada or China. Our revenue for the three months ended March 31, 2004 increased by $40,776, a 10.26% increase compared to revenue of $397,430 for the same period in 2003. This increase is the result of a change in the Company's method of revenue recognition in the United States, as well as the phasing out of the Company's Looney Tunes(TM) flavored milk products and the development of four new branded product lines in the United States, which commenced during this period.

Consolidated Cost of Sales

      We incurred cost of goods sold of $330,121 for the three months ended March 31, 2004, $322,343 of which was incurred in our U.S. operation and $7,778 in Mexico. Our cost of goods sold in 2004 increased by $249,759, a 310.79% increase compared to $80,362 for the same period in 2003. The increase in cost of goods sold reflects the change in the Company's method of revenue recognition during this period.

      In countries except the United States, the Company's revenue is generated by the sale of kits to dairy processors. Each kit consists of flavor ingredients for the Company's Slammers(R) flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue and credits the processor dairies with the cost of the raw flavor ingredients, which the Company records as cost of goods sold.

      In the United States, the Company is responsible for the sale of finished Slammers(R) flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, the Company recognizes as revenue the invoiced wholesale prices that the Company charges to the retail outlets that purchase the Slammers(R) flavored milks. The Company reports as cost of goods sold the price charged to it by Jasper Products, a third party processor under contract with the Company, for producing the finished Slammers(R) products.

Segmented revenues and costs of sales

      The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. Revenues from Mexico are generated from kit sales to Neolac, a dairy processor in central Mexico. In the United States, revenues for the period ended March 31, 2004 were generated by kit sales to Parmalat, which is responsible for marketing and sales. These sales were the result of orders placed with the Company prior to December 31, 2003 but shipped subsequent to that date. Sales of "kits" to Parmalat will not continue beyond the current reported quarter. The Company recorded revenues from these sales are under "gross kit sales" on the accompanying table.

      The Company's revenue from the sale of Slammers(R) finished product to retail outlets is recorded as "unit sales" on the following table. Going forward, revenue from the Company's United States business will be from unit sales only.


Period Ended                                                                        Total
March 31, 2004               United States    Canada       Mexico       China      Company
                             -------------    ------       ------       -----      -------

Revenue - unit sales           $ 367,458     $      -     $      -     $    -     $ 367,458
Revenue - net kit sales                -            -            -          -             -
Revenue - gross kit sales         44,380            -       26,368          -        70,748
                               ---------     --------     --------     ------     ---------
Total revenue                    411,838            -       26,368          -       438,206
Cost of goods sold              (322,343)           -       (7,778)         -      (330,121)
                               ---------     --------     --------     ------     ---------

Gross margin                   $  89,495     $      -     $ 18,590     $    -     $ 108,085
                               =========     ========     ========     ======     =========


Period Ended                                                                        Total
March 31, 2003               United States    Canada       Mexico       China      Company
                             -------------    ------       ------       -----      -------

Revenue - unit sales           $  92,918     $      -     $      -     $    -     $  92,918
Revenue - net kit sales            2,737            -            -          -         2,737
Revenue - gross kit sales        205,945       35,966       59,864          -       301,775
                               ---------     --------     --------     ------     ---------
Total revenue                    301,600       35,966       59,864          -       397,430
Cost of goods sold               (51,989)     (10,403)     (17,970)         -       (80,362)
                               ---------     --------     --------     ------     ---------

Gross margin                   $ 249,611     $ 25,563     $ 41,894     $    -     $ 317,068
                               =========     ========     ========     ======     =========



      United States (Jasper and Parmalat Sales)
      -----------------------------------------

      Revenues for the period ended March 31, 2004 from kit sales in the United States decreased from $205,945 for the same period in 2003 to approximately $44,380, a 78.4% decrease. The kit sales for the current period were from orders placed prior to December 31, 2003 but shipped subsequent to that date. The decrease is the result of the transition from the

Looney Tunes(TM) product line to the Company's four new product lines during this period and the elimination of kit sales in the Company's United Sates business.

      In addition to kit sales, in the period ended March 31, 2004, the Company had revenues of $367,458 from selling finished product unit sales to retail outlets, compared to $92,918 for the same period in 2003, for an increase of $274,540, or 295.46%. The increase was the result of the continuation of the initial phasing in of the original unit sales model in the first quarter of 2003.

      In the period ended March 31, 2004, the Company's gross margin for U.S. sales of $89,495, decreased by $160,116, or by 64%, from $249,611 for the same period in 2003. The decrease in gross margin was the result of the phasing out of the Company's Looney Tunes(TM) product line and the development of four new product lines by the Company utilizing newly licensed and directly owned branded trademarks. The Company launched the new product lines, as scheduled, in the second quarter 2004.

      Mexico and Canada
      -----------------

      Revenues for the period ended March 31, 2004 from kit sales in Mexico decreased $33,496 or 55.9% from $59,864 for the same period in 2003 to $26,368 in 2004. The decrease in gross margin was the result of the phasing out of the Company's Looney Tunes(TM) product line and the development of four new product lines by the Company utilizing newly licensed and directly owned branded trademarks. The Company did not report sales from Canada for the period ended March 31, 2004, compared with revenue of $35,966 for the period ended March 31, 2003.

      The Company recorded $7,778 in cost of sales in Mexico for the period ended March 31, 2004, a decrease of $10,192 or 56.7% from $17,970 for the same period in 2003.

      For the period ended March 31, 2004, the Company's gross profit of $18,590 for sales in Mexico decreased by $23,304, or 55.63%, from $41,849 for the same period in 2003. The decrease in gross profit was consistent with the decrease in sales volume for this period.

Consolidated Operating Expenses

      The Company incurred selling expenses of $253,038 for the period ended March 31, 2004, all of which the Company incurred in its United States operations. The Company's selling expense for this period decreased by $108,037, a 29.92% decrease compared to selling expense of $361,075 for the same period in 2003. The decrease in selling expenses in the current period was due to decreased freight and promotional charges associated with the Company's transition away from its Looney Tunes(TM) product line and the development of four new product lines by the Company, utilizing newly licensed and directly owned branded trademarks.

      The Company incurred general and administrative expenses for the period ended March 31, 2004 of $700,966, all of which the Company incurred in its United States business operations. The Company's general and administrative expenses for this period decreased by $71,504, a 9.3% decrease compared to $772,470 for the same period in 2003, $709,535 of which the Company incurred in its United states operations and $62,935 in China in 2003. The decrease of $71,504 in general and administrative expenses for the current period in 2004 is the result of a continued reduction in overhead expenses, including management salaries, travel and other cost saving measures.

      As a percentage of total revenue, the Company's general and administrative expenses decreased from 194.4% in the period ended March 31, 2003, to 160% for the current period in 2004. The Company anticipates a continued reduction of these expenses through cost cutting efforts and the refinement of business operations.

Interest Expense

      The Company incurred interest expense for the period ended March 31, 2004 of $31,685. The Company's interest expense increased by $29,641, a 1450% increase compared to approximately $2,044 for the same period in 2003. The increase was due to additional loans in 2003.

Loss Per Share

      The Company accrued dividends payable of $93,468 to various series of preferred stock during the period ended March 31, 2004. The Company's accrued dividends decreased for this period by $257,645, or 73.3%, from $351,113 for the same period in 2003. The increase in net loss before accrued dividends of $62,234, from $819,015 for the period ended March 31, 2003 to $881,249 for the current period, was offset by the 73.3% decrease in accrued dividends, resulting in a decrease in the Company's current period loss per share from $0.05 for the same period in 2003, compared to loss per share of $0.03 for the current period.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2004, the Company reported that net cash used in operating activities was $772,250, net cash provided by financing activities was $800,000 and net cash used in investing activities was $1,133. The Company had a negative working capital of $ 3,107,738 as of March 31, 2004.

      Compared to $551,316 of net cash used in operating activities in the period ended March 31, 2003, the Company's current year net cash used in operating activities increased by $220,934 to $772,250 due to the fact that the Company did not use its equity to pay service providers in lieu of cash payments in this current period. Included in the net loss in this current period were depreciation and amortization and stock compensation of $149,100, compared to $54,202 for the same period in 2003.

      Changes in accounts receivable in this current period in 2004 resulted in a cash increase of $5,877, compared to a cash increase in receivables of $65,187 for the same period in 2003, having a net result of a decrease of $59,310. The changes in accounts payable and accrued liabilities in the period ended March 31, 2003 contributed to a cash increase of $158,340, whereas the changes in accounts payable and accrued liabilities for the current period in 2004 amounted to an increase of $409,736. The Company has adopted and will keep implementing cost cutting measures to lower its costs and expenses and to pay the Company's accounts payable and accrued liabilities by using cash and equity instruments. The Company's cash flow generated through operating activities was inadequate to cover all of its cash disbursement needs in the period ended March 31, 2004, and the Company had to rely on equity financing to cover expenses.

      The Company's cash used in 2004 in investing activities for furniture and equipment was $1,133 for computer equipment in the U.S. Compared to disbursements in the same period in 2003, the $1,133 expenditure was insignificant.

      The Company's net cash provided by financing activities for the period ended March 31, 2004 was $800,000. New cash provided by financing activities for the same period in 2003 was $401,665, for a net increase of $398,335. The increase was due to issuing Series K preferred stock with total proceeds of approximately $800,000 in this current period.

      The Company used the proceeds of the Series K issue for working capital purposes. Notwithstanding total cash proceeds of $800,000, the Company owed approximately $917,000 as of March 31, 2004 for the note to Jasper Products.

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

      In the third quarter 2003, the Company commenced an analysis of the Looney Tunes(TM) brand performance within the context of the possible renewal of its Warner Bros. licenses for United States, Mexico, China and Canada. In the fourth quarter 2003, the Company concluded that, as a function of the sales of flavored milks, the Looney Tunes(TM) brand has not supported the guaranteed royalty structure required by Warner Bros. for its licenses. In the fourth quarter 2003, the Company decided not to renew its license agreements with Warner Bros., and began to develop new products in anticipation of the consummation of other license relationships with Marvel Comics and MoonPie for co-branded flavored milk, as well as a new single Slammers(R) brand. The Company has developed new aseptic products in anticipation of these licenses and its own singular brand. The Company plans to launch the following new products in the second quarter 2004.


Brand          Marvel-Slammers          Moon Pie-              Slim Slammers      Pro-Slammers
                                        Slammers
---------------------------------------------------------------------------------------------------

Item           Ultimate Milkshake       Flavored milk;         Low calorie, no    Protein Shake
                                        reduced fat 2%         sugar added,
                                        milk                   low carb 1%
                                                               milk
---------------------------------------------------------------------------------------------------

Licensed       Marvel Super Hero        MoonPie logo and       Slim Slammers      Extreme Sports
Property       comic book               trade dress, and       trademark          athletes, and Pro
               characters and           Slammers mark          (owned by          Slammers mark
               Slammers mark            (owned by Bravo!       Bravo! Foods)      (owned by
               (owned by Bravo!         Foods)                                    Bravo! Foods)
               Foods)
---------------------------------------------------------------------------------------------------

Packaging      16 oz bottles; 11.2      16 oz bottles; 11.2    16 oz bottles      16 oz bottles;
               oz Tetra Prisma          oz Tetra Prisma                           11.2 oz Tetra
                                                                                  Prisma
---------------------------------------------------------------------------------------------------

Description    Whole milk shake; 5      Chocolate and          Chocolate          Double protein
               flavors; vitamin         banana flavors;        Fudge and          shake; 4 flavors;
               fortification matches    fortified with 10      French Vanilla;    fortified with 10
               Marvel Super Hero        essential vitamins     calcium added      essential
               powers                                                             vitamins
---------------------------------------------------------------------------------------------------


      Coincident with these new licenses, the Company executed a production agreement with Saudia Dairy & Foodstuff Company (SADAFCO), one of the largest Middle East dairy processors, headquartered in Jeddah, Saudi Arabia. SADAFCO will process the Company's Slammers (R) branded flavored milks, including the Marvel line, for distribution in nine Middle East countries. SADAFCO has the capacity to process the Company's branded milk products for distribution throughout the European Community. The Company's international business is facilitated by AsheTrade, the Company's international agent, with offices in Miami, FL and Jeddah, Saudi Arabia.

DEBT STRUCTURE

      As of March 31, 2004, the Company held two licenses for Looney Tunes(TM) characters and names from Warner Bros. The Company accounts for the guaranteed royalty payments under these licenses as debt and licensing rights as assets. The following is a summary of the balances owed as of March 31, 2004 and the license expiration dates:


                                               Amount      Expiration
License           Guaranty     Balance Due    Past Due        Date
---------------------------------------------------------------------

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

International Paper
-------------------

      During the process of acquiring from American Flavors China, Inc. the 52% of equity interest in Hangzhou Meilijian, the Company issued an unsecured promissory note to assume the American Flavors' debt owed to a supplier, International Paper. The face value of that note was $282,637 at an interest rate of 10.5% per annum, without collateral. The note had 23 monthly installment payments of $7,250 with a balloon payment of $159,862 at the maturity date of July 15, 2000. On July 6, 2000, International Paper agreed to extend the note to July 1, 2001, and the principal amount was adjusted due to a different interest calculation. International Paper imposed a charge of $57,000 to renegotiate the note owing to the failure of Hangzhou Meilijian to pay for certain packing material, worth more than $57,000 made to order in 1999. The current outstanding balance on this note is $187,743. The Company is delinquent in its payments under this note.

Individual Loans
----------------

      On November 6 and 7, 2001, respectively, the Company received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable February 1, 2002 and bear interest at the annual rate of 8%. These loans are secured by a general security interest in all the Company's assets. On February 1, 2002, the parties agreed to extend the maturity dates until the completion of the anticipated Series H financing. On June 18, 2002, the respective promissory note maturity dates were extended by agreement of the parties to December 31, 2002. On June 18, 2002, the

Company agreed to extend the expiration dates of warrants issued in connection with the Company's Series D and F preferred until June 17, 2005 and to reduce the exercise price of certain of those warrants to $1.00, in partial consideration for the maturity date extension. The holders of these notes have agreed to extend the maturity dates and the notes are now payable on a demand basis.

      On August 27, 2003, the Company received the proceeds of a loan from Mid-Am Capital, L.L.C., in the amount of $150,000. The note was payable November 25, 2003 and bears interest at the annual rate of 10%. This loan is secured by a general security interest in all the Company's assets. On April 2, 2004, this note was paid and cancelled.

      On January 28, 2004, the Company converted accounts payable in the amount of $1,128,385 by the issuance of a 10% short term promissory note to Jasper Products, LLC, dated January 1, 2004, in the principal amount of $1,128,385 for amounts owed to Jasper in connection with Jasper's processing and sale of the Company's products. As of March 31, 2004, the Company paid $200,000 in principal and was credited an additional $11,350. On April 20, 2004, the Company paid an additional $200,000. On May 7, 2004, the Company paid $718,368 in full payment of the note's principal and accrued interest.

      On May 6, 2004, the Company issued a secured promissory note to Mid-Am Capital LLC in the principal amount of $750,000. The note provides for 8% interest and has a maturity date of September 4, 2004. The Company issued warrants to purchase 3,000,000 shares of the Company's common stock to Mid-Am in connection with this promissory note. The warrants are exercisable for one year from issue at an exercise price of $0.25 per share. The Company used the proceeds of this promissory note to pay the promissory note issued to Jasper Products in January 2004.

EFFECTS OF INFLATION

      The Company believes that inflation has not had any material effect on its net sales and results of operations.


ITEM 3.  CONTROLS AND PROCEDURES

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


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      On February 1, 2004, the Company agreed to issue 750,000 shares of its common stock and warrants to purchase an additional 750,000 shares of common stock to Marvel Enterprises, Inc. The Company issued its equity in connection with the grant of an intellectual property license by Marvel on January 17, 2004, giving the Company the right to use certain Marvel Comics characters on the Company's Slammers(R) line of flavored milks. The warrants have an exercise price of $0.10 per share for the first year and, upon the occurrence of certain conditions tied to the royalty performance under the license, can be extended for an additional year with an exercise price of $0.14 per share. The Company made this private offering to Marvel Enterprises, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

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

      On March 1, 2004, the Company issued 750,000 shares of its common stock to Knightsbridge in compensation for services to be rendered, pursuant to a November 2003 engagement letter with Knightsbridge Holdings, LLC for business and operational consulting services. The Company delayed the issuance of these shares owing to the necessity of a special meeting of shareholders to increase the Company's authorized shares, which took place in February 2004. On March 1, 2004, Knightsbridge commenced its services and the Company issued the shares of common stock.

      On March 9, 2004, the Company converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 8, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties in accordance with the instructions of Esquire Trade & Finance Inc.

Subsequent Events

      On April 1 2004, the Company converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties on that date in accordance with the instructions of Austinvest Anstalt Balzers.

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

      On April 8, 2004, the Company converted 4,862 shares of Series G Convertible Preferred Stock into 700,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $11,089 on the preferred converted.

      On April 8, 2004, the Company converted 4,478 shares of Series G Convertible Preferred Stock into 650,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Talbiya B. Investments, Ltd., at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $10,662 on the preferred converted.

      On April 8, 2004, the Company converted 1,919 shares of Series G Convertible Preferred Stock into 275,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $4,265 on the preferred converted.

      On April 8, 2004, the Company converted 7,677 shares of Series G Convertible Preferred Stock into 1,100,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $17,060 on the preferred converted.

      On April 20, 2004, the Company entered into a Subscription Agreement with Longview Fund, LP and Alpha Capital Aktiengesellschaft for the issuance of two convertible 10% notes in the amount of $250,000 each and five-year warrants for the purchase of, in the aggregate, 3,000,000 shares of common stock, at $0.15 per share. The notes are convertible into shares of common stock of the Company at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in ten equal monthly installments, commencing November 1, 2004. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. The Company has the option to defer such payment until the note's maturity date on October 1, 2005, if the Company's common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. In connection with this transaction, the Company issued two additional notes in the aggregate amount of $50,000, upon identical terms as the principal notes, as a finder's fee, and $20,000 in legal fees. The common stock underlying all notes and warrants carry registration rights.

      On April 30, 2004, the Company converted 20,000 shares of Series F Convertible Preferred Stock into 1,945,525 shares of common stock pursuant to an April 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.1028. The conversion did not include accrued and unpaid dividends on the converted preferred.

      On April 30, 2004, the Company converted 20,000 shares of Series F Convertible Preferred Stock into 1,945,525 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.1028. The conversion did not include accrued and unpaid dividends on the converted preferred.

      On April 30, 2004, the Company converted 2,500 shares of Series F Convertible Preferred Stock into 243,191 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Esquire Trade & Finance Inc., at a conversion price of $0.1028. The conversion did not include accrued and unpaid dividends on the converted preferred.

      On April 30, 2004, the Company converted 2,500 shares of Series F Convertible Preferred Stock into 243,191 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.1028. The conversion did not include accrued and unpaid dividends on the converted preferred.


Item 6.  Exhibits and Reports on Form 8-K

Exhibits - Required by Item 601 of Regulation S-B: None

(b) Reports on Form 8-K

      Form 8-K concerning Marvel license, transition from Warner Bros., intention to close China operation, and special meeting of shareholders, filed on February 18, 2004

      Form 8-K concerning production agreement with SADAFCO, filed on March 15, 2004

      Form 8-K concerning resignation and change of accountants, filed on March 17, 2004

      Amended Form 8-K concerning resignation and change of accountants, filed on March 26, 2004

      Form 8-K concerning marketing plans, filed on April 20, 2004

      Form 8-K concerning business update, filed on April 29, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date:  May 14, 2004



/s/ Roy G. Warren
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this amended report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                      Title                  Date
------------                   -----                  ----


/S/ Roy G. Warren     Chief Executive Officer     May 14, 2004
                      and Director


/S/ Tommy E. Kee      Chief Financial Officer     May 14, 2004