Form 10QSB
period 2004-06-30
BRAVO FOODS INTERNATIONAL CORP
filed 2004-08-09
CIK 1061029

---------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2004

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


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

           Date                   Class            Shares Outstanding
      August 6, 2004           Common Stock            42,951,792


Transitional Small Business Disclosure Format (Check One)  YES [ ]   NO [x]

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

        Consolidated balance sheets as of                               F-1
        June 30, 2004 (unaudited) and December 31, 2003

        Consolidated statements of operations                           F-3
        (unaudited) for the three and six months ended
        June 30, 2004 and 2003

        Consolidated statements of cash flows                           F-4
        (unaudited) for the six months ended
        June 30, 2004 and 2003

        Notes to consolidated financial statements (unaudited)          F-5

Item 2. Management's Discussion and Analysis of Financial                13
Condition and Results of Operations

Item 3. Controls and Procedures                                          25


PART II - OTHER INFORMATION

Item 2. Changes In Securities and Use of Proceeds                        25

Item 6. Exhibits and reports on Form 8-K                                 29

SIGNATURES                                                               30

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                         ONSOLIDATED BALANCE SHEETS

                                                December 31,      June 30,
                                                   2003             2004
                                                ------------      --------
                                                                 (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                     $    58,859      $   682,732
  Accounts receivable - net                          25,921          603,167
  Other receivables                                   6,331            6,331
  Inventories                                        54,995           87,783
  Prepaid expenses                                  201,617          638,026
                                                -----------      -----------

Total current assets                                347,723        2,018,039
Furniture and equipment, net                         68,623           63,427
License rights, net of accumulated
 amortization                                        24,065          156,106
Deferred product development costs                   41,711          173,452
Deposits                                             10,736           10,736
                                                -----------      -----------

Total assets                                    $   492,858      $ 2,421,760
                                                ===========      ===========

Liabilities and Capital Deficit

Current liabilities:
  Note payable to International Paper           $   187,743      $   187,743
  Notes payable to Alpha Capital                    100,000          113,863
  Note payable to Mid-Am Capital LLC                150,000           58,902
  Note payable to Libra Finance                           -           19,791
  Note payable to Longview                                -           13,863
  Note payable to Stonestreet                             -            6,605
  Note payable to Whalehaven                              -            1,219
  Note payable to Bi-Coastal                              -           19,791
  Note payable to Gem Funding                             -            2,083
  Note payable to Warner Brothers                   147,115          147,115
  Accounts payable                                2,123,705        1,834,004
  Accrued liabilities                               610,665          916,078
                                                -----------      -----------

Total current liabilities                         3,319,228        3,321,057
Dividends payable                                   582,823          734,035
Other notes payable                                 310,098          285,988
                                                -----------      -----------

Total liabilities                                 4,212,149        4,341,080
                                                -----------      -----------

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                                December 31,      June 30,
                                                   2003             2004
                                                ------------      --------
                                                                 (Unaudited)

Commitments and contingencies

Capital Deficit (Note 2):
  Series B convertible, 9% cumulative, and
   redeemable preferred stock, stated
   value $1.00 per share, 1,260,000 shares
   authorized, 107,440 shares issued
   and outstanding, redeemable at $107,440          107,440          107,440
  Series F convertible and redeemable
   preferred stock, stated value $10.00
   per share, 130,515 and 75,515 shares
   issued and outstanding                         1,205,444          697,461
  Series G convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 58,810 shares
   issued and outstanding in 2003                   520,604                -
  Series H convertible, 7% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 165,500 shares
   issued and outstanding                           895,591          895,591
  Series I convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 30,000 shares
   issued and outstanding                            72,192           72,192
  Series J convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 200,000 shares
   issued and outstanding                         1,854,279        1,854,279
  Series K convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 95,000 shares
   issued and outstanding                                 -          950,000
  Common stock, par value $0.001 per share,
   300,000,000 shares authorized,
   28,047,542 and 42,951,792 shares issued
   and outstanding                                   28,045           42,949
  Additional paid-in capital                     21,144,896       25,232,580
  Accumulated deficit                           (29,548,471)     (31,772,501)
  Translation adjustment                                689              689
                                                -----------      -----------

Total capital deficit                            (3,719,291)      (1,919,320)
                                                -----------      -----------

Total liabilities and capital deficit           $   492,858      $ 2,421,760
                                                ===========      ===========

                           See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Six Months Ended June 30,       Three Months Ended June 30,
                                                     2003             2004             2003             2004
                                                     ----             ----             ----             ----
                                                  (unaudited)      (unaudited)      (unaudited)      (unaudited)

Revenue - unit sales                              $   226,060      $ 1,489,185      $   133,142      $ 1,121,727
Revenue - net kit sales                                 2,737                -                -                -
Revenue - gross kit sales                             523,103          390,377          221,328          319,629
                                                  -----------      -----------      -----------      -----------
Total revenue                                         751,900        1,879,562          354,470        1,441,356
Cost of sales                                        (122,535)      (1,265,087)         (42,173)        (934,966)
                                                  -----------      -----------      -----------      -----------
Gross margin                                          629,365          614,475          312,297          506,390
Selling expenses                                      680,530          617,420          319,455          364,382
Product development                                     1,654           21,172            1,160           17,527
General and administrative expense                  1,291,131        1,662,027          518,661          961,061
                                                  -----------      -----------      -----------      -----------
Loss from operations                               (1,343,950)      (1,686,144)        (526,979)        (836,580)
Other (income) expense
  Interest expense                                      4,079           74,995            2,035           43,310
                                                  -----------      -----------      -----------      -----------
Loss before income taxes                           (1,348,029)      (1,761,139)        (529,014)        (879,890)
Provision for income taxes                                  -                -                -                -
                                                  -----------      -----------      -----------      -----------
Net loss                                           (1,348,029)      (1,761,139)        (529,014)        (879,890)

Dividends accrued for Series B preferred stock         (4,795)          (4,822)          (2,411)          (2,411)
Dividends accrued for Series G preferred stock        (27,406)         (15,633)         (13,607)          (4,769)
Dividends accrued for Series H preferred stock        (60,920)         (57,766)         (30,628)         (28,883)
Dividends accrued for Series I preferred stock        (11,902)         (11,968)          (5,984)          (5,984)
Dividends accrued for Series J preferred stock        (58,302)         (79,780)         (34,302)         (39,890)
Deemed dividend for Series J preferred stock         (367,211)               -          (92,491)               -
Dividends accrued for Series K preferred stock              -          (24,319)               -          (18,883)
                                                  -----------      -----------      -----------      -----------

Net loss applicable to common shareholders        $(1,878,565)     $(1,955,427)     $  (708,437)     $  (980,710)
                                                  ===========      ===========      ===========      ===========

Weighted average number of common shares
 outstanding                                       25,938,434       35,398,982       26,032,085       39,796,419
                                                  ===========      ===========      ===========      ===========
Basic and diluted loss per share                  $     (0.07)     $     (0.06)     $     (0.03)     $     (0.02)
                                                  ===========      ===========      ===========      ===========
Comprehensive loss and its components
 consist of the following:
  Net loss                                        $(1,348,029)     $(1,761,139)     $  (529,014)     $  (879,890)
  Foreign currency translation adjustment                (272)               -           (3,319)               -
                                                  -----------      -----------      -----------      -----------
Comprehensive loss                                $(1,348,301)     $(1,761,139)     $  (532,333)     $  (879,890)
                                                  ===========      ===========      ===========      ===========

                           See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended June 30,
                                                             2003              2004
                                                             ----              ----
                                                          (unaudited)       (unaudited)

Cash flows from operating activities:
  Net loss                                               $(1,348,029)      $(1,761,139)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                             49,515           148,618
    Stock issuance for compensation and finder's fee          28,000           116,000
    Registration costs for financing                               -            (1,783)
    Loss on disposal of fixed assets                          15,853                 -
Increase (decrease) from changes in:
  Accounts receivable                                         96,510          (577,246)
  Other receivable                                           (61,056)                -
  Advance to vendors                                             (13)                -
  Inventories                                                    (80)          (32,788)
  Prepaid expenses                                           (99,919)         (436,409)
  Accounts payable and accrued expenses                      324,452            15,713
  Deferred product development costs                               -          (279,241)
                                                         -----------       -----------
Net cash used in operating activities                       (994,767)       (2,808,275)
                                                         -----------       -----------

Cash flows from investing activities:
  Purchase of equipment                                      (15,367)           (7,852)
                                                         -----------       -----------
Net cash used in investing activities                        (15,367)           (7,852)
                                                         -----------       -----------

Cash flows from financing activities:
  Proceeds of Series J preferred stock                     1,000,000                 -
  Proceeds of Series K preferred stock                             -           950,000
  Convert account payable into note payable                        -         1,128,386
  Convertible notes payable                                        -         2,640,000
  Payment of note payable, bank loan and license
   fee payable                                              (122,938)       (1,278,386)
                                                         -----------       -----------
Net cash provided by financing activities                    877,062         3,440,000
                                                         -----------       -----------

Effect of changes in exchange rates on cash                     (272)                -
                                                         -----------       -----------
Net (decrease) increase in cash and cash equivalents        (133,344)          623,873
Cash and cash equivalents, beginning of period               224,579            58,859
                                                         -----------       -----------
Cash and cash equivalents, end of period                 $    91,235       $   682,732
                                                         ===========       ===========

                           See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1 -Interim Periods

The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International, Corp. and its wholly owned subsidiary China Premium Food Corp (Shanghai) Co., Ltd. (the "Company"). The Company is engaged in the sale of flavored milk products and flavor ingredients in the United States, Mexico and nine countries in the Middle East.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2003.

As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $31,772,501, a capital deficit of $1,919,320, negative working capital of $1,303,018 and is delinquent on certain of its debts at June 30, 2004. Further, the Company's auditors stated in their report on the Company's Consolidated Financial Statements for the year ended December 31, 2003, that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to increase gross profit margins in its U.S. business, grow its international business, and obtain additional financing and is in the process of repositioning its products with the launch of four new product lines in the second and third quarters of 2004. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing and has raised $3,590,000 in the first and second quarters of 2004. No assurances can be given that the Company will be successful in carrying out its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

The Company recognizes revenue in the United States at the gross amount of its invoices for the sale of finished product to wholesale buyers.
Commencing with the first quarter 2004, the Company no longer uses the sale of "kits" as a revenue event in the United States. Rather, the Company takes title to its branded flavored milks when they are shipped by the Company's third party processors and recognize as revenue the gross wholesale price charged to the

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Company's wholesale customers. Expenses for slotting fees and certain promotions are treated as a reduction of reported revenue. The Company determines gross margin by deducting from the reported wholesale price the cost charged by the Company's third party processors to produce the branded milk products. The sale of "kits" will remain as the revenue model for the Company's international business.

The Company recognizes revenue for its international business at the gross amount of its invoices for the sale of flavor ingredients and production rights (collectively referred to as "kits") at the time of shipment of flavor ingredients to processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. This recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model is allocated for the processors' purchase of flavor ingredients and fees charged by the Company to the processors for production rights. The Company formulates the price of production rights to cover its royalties under intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of goods sold the cost of flavor ingredients paid by the processor dairies to ingredients suppliers. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped. The criteria to meet this guideline are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

The Company follows the final consensus reached by the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Pursuant to EITF 99-19, sales of kits made directly to customers by the Company are reflected in the statements of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue.

Stock-based Compensation

The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and discloses the pro forma effect on net loss and loss per share as if the fair value based method had been applied. For equity instruments, including stock options issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.

                                                    Six Months Ended
                                                        June 30,
                                             ------------------------------
                                                 2003              2004
                                                 ----              ----

Net loss applicable to common
 shareholders as reported:                   $(1,878,565)      $(1,955,427)
Add:  total stock based employee
 compensation expense determined
 under fair value method for all awards           (4,500)                -
                                             -----------       -----------

Pro forma net loss                           $(1,883,065)      $(1,955,427)
                                             ===========       ===========

Loss per share:
  As reported                                $     (0.07)      $     (0.06)
  Pro forma                                  $     (0.07)      $     (0.06)

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

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

      On April 1 2004, the Company converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties on that date in accordance with the instructions of Austinvest Anstalt Balzers.
The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 2, 2004, the Company and Mid-Am Capital, LLC entered into Supplement No.1 to the Series K Convertible Preferred Subscription Agreement, by which the Company sold an additional 15,000 shares of its Series K Convertible Preferred Stock utilizing the proceeds from a certain promissory note issued by the Company to Mid-Am in the face amount of $150,000. With the consummation of this sale, the $150,000 promissory note was deemed paid in full by the Company. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, the Company converted 4,862 shares of Series G Convertible Preferred Stock into 700,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $11,089 on the preferred converted. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, the Company converted 4,478 shares of Series G Convertible Preferred Stock into 650,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Talbiya B. Investments, Ltd., at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $10,662 on the preferred converted. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, the Company converted 1,919 shares of Series G Convertible Preferred Stock into 275,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0.0853. The conversion included accrued

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

and unpaid dividends of $4,265 on the preferred converted. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, the Company converted 7,677 shares of Series G Convertible Preferred Stock into 1,100,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $17,060 on the preferred converted. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 20, 2004, the Company entered into a Subscription Agreement with Longview Fund, LP and Alpha Capital Aktiengesellschaft for the issuance of two convertible 10% notes in the amount of $250,000 each and five-year warrants for the purchase of, in the aggregate, 3,000,000 shares of common stock, at $0.15 per share. The notes are convertible into shares of common stock of the Company at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing November 1, 2004. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. The Company has the option to defer such payment until the note's maturity date on October 1, 2005, if the Company's common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. In connection with this transaction, the Company issued two additional notes in the aggregate amount of $50,000, upon identical terms as the principal notes, as a finder's fee, and paid $20,000 in legal fees. The common stock underlying all notes and warrants carry registration rights. The Company issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

      On April 30, 2004, the Company converted 20,000 shares of Series F Convertible Preferred Stock into 1,945,525 shares of common stock pursuant to an April 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.1028. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 30, 2004, the Company converted 20,000 shares of Series F Convertible Preferred Stock into 1,945,525 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.1028. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 30, 2004, the Company converted 2,500 shares of Series F Convertible Preferred Stock into 243,191 shares of common stock pursuant to an April 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.1028. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

      On April 30, 2004, the Company converted 2,500 shares of Series F Convertible Preferred Stock into 243,191 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.1028. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On May 20, 2004, the Company converted 9,226 shares of Series G Convertible Preferred Stock into 620,578 shares of common stock pursuant to a May 19, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.148. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On May 20, 2004, the Company converted 13,972 shares of Series G Convertible Preferred Stock into 939,782 shares of common stock pursuant to a May 19, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.148. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On June 17, 2004, the Company issued 87,195 of its common stock to Stephen Nollau, a former consultant, for services rendered. The Company issued the common stock pursuant to a Form S-8 registration statement, filed by the Company on June 16, 2004.

      On June 29, the Company converted 234 shares of Series G Convertible Preferred Stock into 13,604 shares of common stock pursuant to a June 15, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred.

      On June 29, the Company converted 1,850 shares of Series G Convertible Preferred Stock into 107,558 shares of common stock pursuant to a June 15, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred.

      On June 29, the Company converted 3,472 shares of Series G
Convertible Preferred Stock into 201,860 shares of common stock pursuant to a June 15, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred.

      On June 29, the Company converted 8,091 shares of Series G Convertible Preferred Stock into 470,406 shares of common stock pursuant to a June 15, 2004 notice of conversion from Talbiya B. Investments, Ltd, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred.

      On June 30, 2004, the Company entered into Subscription Agreements with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited, Stonestreet Limited Partnership and Mid-Am Capital L.L.C for the issuance of convertible 10% notes in the aggregate amount of $1,300,000 and five-year "A" warrants for the purchase of, in the aggregate, 5,200,000 shares of common stock, at $0.25 per share, and five-year "B" warrants for the purchase of, in the aggregate, 13,000,000 shares of common stock, at $2.00 per share. The notes are convertible into shares of common stock of the Company at $0.15 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing January 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. The Company has the option to defer such payment until the note's maturity date on December 1, 2005, if the Company's common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. In connection with this transaction, the Company issued additional notes in the aggregate amount of $40,000 to Gem Funding, LLC, Bi-Coastal Consulting Corp., Stonestreet Limited Partnership and Libra Finance, S.A upon identical terms as the principal notes, as a finder's fee, and paid $12,500 in legal fees. The common stock underlying all notes and warrants carry registration rights. The Company issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 3 - Business Segment and Geographic Information

The Company operates principally in the single serve flavored milk industry segment, under two distinct business models. In the United States, the Company is responsible for the sale of finished Slammers(r) flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, the Company recognizes as revenue the invoiced wholesale prices that the Company charges to the retail outlets that purchase the Slammers(r) flavored milks. In countries other than the United States, the Company's revenue is generated by the sale of kits to dairy processors. Each kit consists of flavor ingredients for the Company's Slammers(r) flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue and credits the processor dairies. The Company currently sells kits to SADAFCO, a third party dairy processor located in Saudi Arabia, for distribution to eleven Middle Eastern countries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004

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

      The Company's new product introduction and growth expansion continues to be expensive, and the Company reported a net loss of $1,761,139 for the six-month period ended June 30, 2004, with a net loss of $879,890 for the three months ended June 30, 2004. As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at June 30, 2004 has an accumulated deficit, a capital deficit, is delinquent on certain debts and has negative working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. and international business and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that management will be successful in carrying out the Company's plans.

CORPORATE GOVERNANCE

The Board of Directors

      The Company's board has positions for seven directors that are elected as Class A or Class B directors at alternate annual meetings of the Company's shareholders. Six of the seven current directors of the Company's board are independent. The Company's chairman and chief executive officer are separate. The board meets regularly, at least four times a year, and all directors have access to the information necessary to enable them to discharge their duties. The board, as a whole, and the audit committee in particular, reviews the Company's financial condition and performance on an estimated vs. actual basis and financial projections as a regular agenda item at scheduled periodic board meetings, based upon separate reports submitted by the Company's chief executive officer and chief financial officer. Directors are elected by the Company's shareholders after nomination by the board or are appointed by the board when a vacancy arises prior to an election. The Company has adopted a nomination procedure based upon a rotating nomination committee made up of those members of the director Class not up for election. The board presently is examining whether this procedure, as well as the make up of the audit and compensation committees, should be the subject of an amendment to the by-laws.

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

Revenue recognition

United States
-------------

      The Company recognizes revenue in the United States at the gross amount of its invoices for the sale of finished product to wholesale buyers. The Company takes title to its branded flavored milks when they are shipped by the Company's third party processors and recognize as revenue the gross wholesale price charged to the Company's wholesale customers. The Company's gross margin is determined by the reported wholesale price less the cost charged by Jasper Products, the Company's third party processor, to produce the branded milk products.

      Prior to 2004, the Company reported revenue in the United States from its sale of "kits" to third party dairy processors and from the differential between the cost of producing finished product and the wholesale price of its finished product. Commencing in 2004, the Company reports revenue from its sale of finished product on the wholesale level. The Company reports the cost of production charged by a third party dairy processor as the cost of goods sold. This change in revenue recognition has resulted in materially higher reported revenue for the Company, with a corresponding material increase in reported cost of goods sold.

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

RESULTS OF OPERATIONS

Financial Condition at June 30, 2004
------------------------------------

      As of June 30, 2004, we had an accumulated deficit of $31,503,898, cash on hand of $682,732 and reported total capital deficit of $1,919,320.

      For this same period of time, we had revenue of $1,879,562 and general and administrative expense of $1,662,027.

      After interest expenses of $74,995, cost of goods sold of $1,265,087, product development costs of $21,172 and selling expenses of $617,420 incurred in the operations of the Company, we had a net loss of $1,761,139.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

Consolidated Revenue

      We had revenues for the six months ended June 30, 2004 of $1,879,562, with cost of sales of $1,265,087, resulting in a gross margin of $614,475. Of the $1,879,562, $1,489,185 was from wholesale sales in the U.S. operation and $319,630 from kit sales in the Middle East, $26,368 in Mexico and $44,379 from Parmalat. We did not have revenue for this period in Canada or for the three months ended June 30, 2004 in Mexico. Our revenue for the six months ended June 30, 2004 increased by $1,127,662, a 149.97% increase compared to revenue of $751,900 for the same period in 2003. This increase is the result of a change in the Company's method of revenue recognition in the United States, as well as the phasing out of the Company's Looney Tunes(tm) flavored milk products and the development of four new branded product lines in the United States, including the launch of the Company's Slammers(r) line of Marvel Comics Super Heroes(tm) branded flavored milks during the second quarter. In addition, the Company began to ship kits to its third-party Middle East dairy processor during the second quarter.

Consolidated Cost of Sales

      We incurred cost of goods sold of $1,265,087 for the six months ended June 30, 2004, $1,215,268 of which was incurred in our U.S. operations, $42,041 in connection with the Company's Middle East kit sales and $7,778 in Mexico. Cost of goods sold in 2004 increased by $1,142,552, a 932.43% increase compared to $122,535 for the same period in 2003. The increase in cost of goods sold reflects the change in the Company's method of revenue recognition during this period and the increase in sales.

      In countries except the United States, the Company's revenue is generated by the sale of kits to dairy processors. Each kit consists of flavor ingredients for flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue, less the cost of production charged by the processor, which the Company records as cost of goods sold.

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

Segmented revenues and costs of sales

      The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. In countries other than the United States, revenues for the period ended June 30, 2004 were generated by kit sales to third party processors. The Company's revenue from the sale of finished product to retail outlets is recorded as "unit sales" on the following table.

Six Months Ended                                                                         Total
June 30, 2004                 United States     Canada       Mexico     Middle East     Company
----------------              -------------     ------       ------     -----------     -------

Revenue - unit sales          $  1,489,185     $      -     $      -     $       -     $1,489,185
Revenue - net kit sales                  -            -            -             -
Revenue - gross kit sales           44,379            -       26,368       319,630        390,377
                              ------------     --------     --------     ---------     ----------
Total revenue                    1,533,564            -       26,368       319,630      1,879,562
Cost of goods sold              (1,215,268)           -       (7,778)      (42,041)    (1,265,087)
                              ------------     --------     --------     ---------     ----------

Gross margin                  $    318,296     $      -     $ 18,590     $ 277,589     $  614,475
                              ============     ========     ========     =========     ==========

Six Months Ended                                                                          Total
June 30, 2003                 United States     Canada       Mexico        China         Company
----------------              -------------     ------       ------        -----         -------

Revenue - unit sales          $    226,060     $      -     $      -     $       -     $  226,060
Revenue - net kit sales              2,737            -            -             -          2,737
Revenue - gross kit sales          372,578       28,187       93,770        28,568        523,103
                              ------------     --------     --------     ---------     ----------
Total revenue                      601,375       28,187       93,770        28,568        751,900
Cost of goods sold                 (74,471)     (10,402)     (29,910)       (7,752)      (122,535)
                              ------------     --------     --------     ---------     ----------

Gross margin                  $    526,904     $ 17,785     $ 63,860     $  20,816     $  629,365
                              ============     ========     ========     =========     ==========

      United States
      -------------

      Revenues for the period ended June 30, 2004 from unit sales in the United States increased from $226,060 for the same period in 2003 to $1,489,185, a 558.76% increase. The increase is the result of a change in revenue recognition and the introduction of the Company's new product lines during this period.

      In the period ended June 30, 2004, the Company's gross margin for U.S. sales of $614,475, decreased by $14,890, or by 2.37%, from $629,365 for the same period in 2003. The decrease in gross margin was the result of the change in revenue recognition for US sales, which required the Company to recognize the entire cost of production of its milk products against revenues from the wholesale sales for those products. In addition, during this period, the Company phased out of the Company's Looney Tunes(tm) product line and developed four new product lines, utilizing newly licensed and directly owned branded trademarks. The Company launched the new product lines, as scheduled, in the second quarter 2004 and expects costs of production to decrease with greater volume.

      Foreign Sales
      -------------

      Revenues for the period ended June 30, 2004 from kit sales in foreign countries increased from $150,525 for the same period in 2003 to $345,998, a 129.86% increase. The increase is the result of the introduction of the Company's new products during this period in eleven Middle East countries.

      The Company recorded $49,819 in costs of kit sales in foreign countries for the period ended June 30, 2004, an increase of $1,755 or 3.65% from $48,064 for the same period in 2003. As a percentage of sales, the costs of goods sold deceased to 14.4% for the period ended June 30, 2004, from 31.93% for the same period in 2003. The reduction of cost of goods sold as a percentage of sales was the result of greater efficiencies of shipment and lower costs in sourcing the product ingredients in Europe, rather than the United States.

      For the period ended June 30, 2004, the Company's gross profit of $296,179 for kit sales in foreign countries increased by $193,718, or 189%, from $102,461 for the same period in 2003. The increase in gross profit was consistent with the increase in sales volume and the decease in cost of goods sold for this period.

Consolidated Operating Expenses

      The Company incurred selling expenses of $617,420 for the period ended June 30, 2004, all of which the Company incurred in its United States operations. The Company's selling expense for this period decreased by $63,110, a 9.27% decrease compared to selling expense of $680,530 for the same period in 2003. The decrease in selling expenses in the current period was due to decreased freight and promotional charges associated with the Company's transition away from its Looney Tunes(tm) product line and the development of four new product lines by the Company, utilizing newly licensed and directly owned branded trademarks.

      The Company incurred general and administrative expenses for the period ended June 30 2004 of $1,662,027, of which $1,564,177 the Company incurred in its United States business operations. The Company's general and administrative expenses for this period increased by $370,896, a 28.73% increase compared to $1,291,131 for the same period in 2003. The increase in general and administrative expenses for the current period in 2004 is the result of increased overhead expenses for the growth of the Company, including management salaries, travel and other office expenditures, as well as development costs for new products.

      As a percentage of total revenue, the Company's general and administrative expenses decreased from 171.7% in the period ended June 30, 2003, to 88.4% for the current period in 2004. The Company anticipates a continued effort to reduce these expenses as a percentage of sales through revenue growth, cost cutting efforts and the refinement of business operations.

Interest Expense

      The Company incurred interest expense for the period ended June 30, 2004 of $74,995. The Company's interest expense increased by $70,916, a 1738% increase compared to $4,079 for the same period in 2003. The increase was due to additional loans in 2004 and utilizing debt to finance the Company's operations during this period's transition in licensors of intellectual property utilized by the Company and the development and launch of new product lines.

Loss Per Share

      The Company accrued dividends payable of $194,288 to various series of preferred stock during the period ended June 30, 2004. The Company's accrued dividends decreased for this period by $336,248, or 63.38%, from $530,536 for the same period in 2003. The increase in net loss before accrued dividends of $413,110, from $1,348,029 for the period ended June 30, 2003 to $1,761,139 for the current period, was offset by the 63.38% decrease in accrued dividends and the increase in the weighted average number of common shares outstanding, resulting in a decrease in the Company's current period loss per share from $0.07 for the same period in 2003, compared to loss per share of $0.06 for the current period. The net loss for the three month period ended June 30, 2004, represents a loss per share of $0.02

Three Months Ended June 30, 2004 Compared to the
------------------------------------------------
Three Months Ended June 30, 2003
--------------------------------

Revenue

      The Company had revenues for the three months ended June 30, 2004 of $1,441,356, with cost of sales of $934,966, resulting in a gross profit of $506,390, or 35.1% of sales. Of the $1,441,356, $1,121,727 was from sales in the Company's U.S. operations and $319,629 from sales in the Middle East. The Company did not report any sales for Canada or Mexico in the three months ended June 30, 2004. Our revenue for the three months ended June 30, 2004 increased by $1,086,886, a 307% increase compared to revenue of $354,470 for the three months ended June 30, 2003. The increase in revenue in the United States for the three months ended June 30, 2004 is the result of a change in revenue recognition and the introduction of the Company's new product lines during this period.

Cost of Goods Sold

      The Company incurred cost of goods sold of $943,966 for the three months ended June 30, 2004, most of which was incurred in our U.S. operations in the second quarter. Our cost of goods sold for this period increased by $892,793, a 2,117% increase compared to $42,173 for the three months ended June 30, 2003. The increase in cost of goods sold in the United States for the three months ended June 30, 2004 is the result of a change in revenue recognition and the corresponding material increase in the cost of good sold.

Operating Expense

      The Company incurred selling expenses for the three months ended June 30, 2004 of $364,382 all of which was incurred in our U.S. operations. Selling expenses increased for the three months ended June 30, 2004 by $44,927, a 14% increase compared to the selling expense of $319,455 for the three months ended June 30, 2003. The increase in selling expenses is the result of the adoption of the refined business plan in the U.S. for the Company's North America Bravo! operations, including the costs associated with the sale of finished product to retail establishments through brokers and distributors.

      The Company incurred general and administrative expenses for the three months ended June 30, 2004 of $961,061, $863,211 of which was incurred in the U.S. operations. General and administrative expenses for the three months ended June 30, 2004 increased by $442,400, an 85.3% increase compared to %518,661 for the same period in 2003. This increase was the result of the costs associated with the development and launch of new product lines, licensing costs and cost of agent fees for the Company's international business.

Interest Expense

      The Company incurred net interest expense for the three months ended June 30, 2004 of $43,310. Interest expense for the three months ended June 30, 2004 increased by $41,275, a 2,028% increase compared to $2,035, for the same period in 2003. This increase was the result of additional loans in this period and utilizing debt to finance the Company's operations during this period's transition in licensors of intellectual property utilized by the Company and the development and launch of new product lines.

Net Loss

      The Company had a net loss in for the three months ended June 30, 2004 of $879,890 compared with a net loss of $529,014 for the same period in 2003. The net loss increased by $350,876 or 66.33% compared to the same period in 2003. The increase in net loss resulted from the costs associated with the development and launch of new product lines, licensing costs and the cost of agent fees for the Company's international business.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, the Company reported that net cash used in operating activities was $2,808,275, net cash provided by financing activities was $3,440,000 and net cash used in investing activities was $7,852. The Company had a negative working capital of $ 1,303,018 as of June 30, 2004.

      Compared to $994,767 of net cash used in operating activities in the period ended June 30, 2003, the Company's current year net cash used in operating activities increased by $1,813,508 to $2,208,275 due to the fact that the Company did not use its equity to pay service providers in lieu of cash payments in this current period, recorded a convertible debt subscription receivable for $625,000 and recorded $279,241 for new license rights. Included in the net loss in this current period were depreciation and amortization and stock compensation for a finder fee aggregating $264,618, compared to $77,515 for the same period in 2003.

      Changes in accounts receivable in this current period in 2004 resulted in a cash decrease of $577,246, compared to a cash increase in receivables of $96,510 for the same period in 2003, having a net result of a decrease of $673,756. The changes in accounts payable and accrued liabilities in the period ended June 30, 2003 contributed to a cash increase of $324,452, whereas the changes in accounts payable and accrued liabilities for the current period in 2004 amounted to an increase of $15,713. The Company has adopted and will keep implementing cost-cutting measures to lower its costs and expenses and to pay the Company's accounts payable and accrued liabilities by using cash and equity instruments. The Company's cash flow generated through operating activities was inadequate to cover all of its cash disbursement needs in the period ended June 30, 2004, and the Company had to rely on equity and debt financing to cover expenses.

      The Company's cash used in 2004 in investing activities for equipment was $7,852 for computer equipment in the U.S. Compared to disbursements in the same period in 2003, the $7,852 expenditure was insignificant.

      The Company's net cash provided by financing activities for the period ended June 30, 2004 was $3,440,000. New cash provided by financing activities for the same period in 2003 was $877,062, for a net increase of $2,562,938. The increase was due to issuing Series K preferred stock with gross proceeds of $950,000 and debt in the aggregate amount of $2,640,000 in this current period.

      The Company used the proceeds of the current period financing for working capital purposes and to repay approximately $1,128,386 under a note to Jasper Products.

      Going forward, the Company's primary requirements for cash consist of
(1) the continued development of the Company's business model in the United States and on an international basis; (2) general overhead expenses for personnel to support the new business activities; (3) development, launch and marketing costs for the Company's line of new branded flavored milk products, and (4) the payment of guaranteed license royalties. The Company estimates that its need for financing to meet cash needs for operations will continue to the fourth quarter of 2004, when cash supplied by operating activities will approach the anticipated cash requirements for operation expenses. The Company anticipates the need for additional financing in 2004 to reduce the Company's liabilities, assist in marketing and to improve shareholders' equity status. No assurances can be given that the Company will be able to obtain additional financing or that operating cash flows will be sufficient to fund the Company's operations.

      The Company currently has monthly working capital needs of approximately $250,000. The Company will continue to incur significant selling and other expenses in 2004 in order to derive more revenue in retail markets, through the introduction and ongoing support of its new products. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as the Company expands its sales markets and increases its sales within established markets. Freight charges will be reduced as the Company is able to ship more full truck-loads of product given the reduced per unit cost associated with full truck loads versus less than full truck loads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. The Company believes that along with the increase in the Company's unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate the Company's cash needs. In addition, the Company is actively seeking additional financing to support its operational needs and to develop an expanded promotional program for the Company's products.

      The Company is continuing to explore new points of sale for its branded flavored milk. Presently, the Company is aggressively pursuing the school and vending market through trade/industry shows and individual direct contacts. The implementation of such a school base program, if viable, could have an impact on the level of the Company's revenue during 2004. Similarly, the Company expects that the greater control over sales resulting from its refined business model and the anticipated expansion into bodega stores as well as national chains, such as 7-Eleven, will have a positive impact on revenues in 2004.

      In the third quarter 2003, the Company commenced an analysis of the Looney Tunes(tm) brand performance within the context of the possible renewal of its Warner Bros. licenses for United States, Mexico, China and Canada. In the fourth quarter 2003, the Company concluded that, as a function of the sales of flavored milks, the Looney Tunes(tm) brand had not supported the guaranteed royalty structure required by Warner Bros. for its licenses. In the fourth quarter 2003, the Company decided not to renew its license agreements with Warner Bros., and began to develop new products in anticipation of the consummation of other license relationships with Marvel Comics and MoonPie for co-branded flavored milk, as well as a new single Slammers(r) brand. The Company has developed new aseptic products in anticipation of these licenses and its own singular brand. The Company launched its Marvel branded Slammers(r) Ultimate Milkshake products in the second quarter 2004 and plans to launch the rest of the following new products in the third quarter 2004.

                                     Moon Pie-
Brand        Marvel-Slammers         Slammers              Slim Slammers        Pro-Slammers
-----        ---------------         ---------             -------------        ------------

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

      Coincident with the Marvel license, the Company executed a production agreement with Saudia Dairy & Foodstuff Company (SADAFCO), one of the largest Middle East dairy processors, headquartered in Jeddah, Saudi Arabia. SADAFCO will process the Company's Slammers (r) branded flavored milks, including the Marvel line, for distribution in eleven Middle East countries. SADAFCO has the capacity to process the Company's branded milk products for distribution throughout the European Community. The Company's international business is facilitated by AsheTrade, the Company's international agent, with offices in Miami, FL and Jeddah, Saudi Arabia.

DEBT STRUCTURE

      As of June 30, 2004, the Company has recorded $147,115 in guaranteed royalty payments to Warner Bros. for the now expired China Looney Tunes license. The China license had been extended to October 29, 2003 by agreement of the parties, and the Company did not seek another license from Warner Bros. for China. This decision was based upon the lack of sales in the Company's China markets and what the Company perceived to be the licensor's continuing overall lack of brand support in China. The Company and Warner Bros. dispute the contractual necessity of the payment of the balance owed on the China license as a result of the above circumstances.

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

      On August 27, 2003, the Company received the proceeds of a loan from Mid-Am Capital, L.L.C., in the amount of $150,000. The note was payable November 25, 2003 and bears interest at the annual rate of 10%. This loan was secured by a general security interest in all the Company's assets. On April 2, 2004, this note was paid and cancelled.

      On January 28, 2004, the Company converted accounts payable in the amount of $1,128,386 by the issuance of a 10% short term promissory note to Jasper Products, LLC, dated January 1, 2004, in the principal amount of $1,128,386 for amounts owed to Jasper in connection with Jasper's processing and sale of the Company's products. As of March 31, 2004, the Company paid $200,000 in principal and was credited an additional $11,350. On April 20, 2004, the Company paid an additional $200,000. On May 7, 2004, the Company paid $717,036 in full payment of the note's principal and accrued interest.

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

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-QSB (June 30, 2004), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      On April 1 2004, the Company converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company and the holder delayed processing this notice in light of the Company's special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties on that date in accordance with the instructions of Austinvest Anstalt Balzers.
The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 2, 2004, the Company and Mid-Am Capital, LLC entered into Supplement No.1 to the Series K Convertible Preferred Subscription Agreement, by which the Company sold an additional 15,000 shares of its Series K Convertible Preferred Stock utilizing the proceeds from a certain promissory note issued by the Company to Mid-Am in the face amount of $150,000. With the consummation of this sale, the $150,000 promissory note was deemed paid in full by the Company. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, the Company converted 4,862 shares of Series G Convertible Preferred Stock into 700,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $11,089 on the preferred converted. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, the Company converted 4,478 shares of Series G Convertible Preferred Stock into 650,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Talbiya B. Investments, Ltd., at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $10,662 on the preferred converted. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, the Company converted 1,919 shares of Series G Convertible Preferred Stock into 275,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $4,265 on the preferred converted. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, the Company converted 7,677 shares of Series G Convertible Preferred Stock into 1,100,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $17,060 on the preferred converted. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 20, 2004, the Company entered into a Subscription Agreement with Longview Fund, LP and Alpha Capital Aktiengesellschaft for the issuance of two convertible 10% notes in the amount of $250,000 each and five-year warrants for the purchase of, in the aggregate, 3,000,000 shares of common stock, at $0.15 per share. The notes are convertible into shares of common stock of the Company at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing November 1, 2004. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. The Company has the option to defer such payment until the note's maturity date on October 1, 2005, if the Company's common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. In connection with this transaction, the Company issued two additional notes in the aggregate amount of $50,000, upon identical terms as the principal notes, as a finder's fee, and paid $20,000 in legal fees. The common stock underlying all notes and warrants carry registration rights. The Company issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

      On April 30, 2004, the Company converted 20,000 shares of Series F Convertible Preferred Stock into 1,945,525 shares of common stock pursuant to an April 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.1028. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 30, 2004, the Company converted 20,000 shares of Series F Convertible Preferred Stock into 1,945,525 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.1028. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 30, 2004, the Company converted 2,500 shares of Series F Convertible Preferred Stock into 243,191 shares of common stock pursuant to an April 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.1028. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 30, 2004, the Company converted 2,500 shares of Series F Convertible Preferred Stock into 243,191 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.1028. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On May 20, 2004, the Company converted 9,226 shares of Series G Convertible Preferred Stock into 620,578 shares of common stock pursuant to a May 19, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.148. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On May 20, 2004, the Company converted 13,972 shares of Series G Convertible Preferred Stock into 939,782 shares of common stock pursuant to a May 19, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.148. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On June 17, 2004, the Company issued 87,195 of its common stock to Stephen Nollau, a former consultant, for services rendered. The Company issued the common stock pursuant to a Form S-8 registration statement, filed by the Company on June 16, 2004.

      On June 29, the Company converted 234 shares of Series G Convertible Preferred Stock into 13,604 shares of common stock pursuant to a June 15, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred.

      On June 29, the Company converted 1,850 shares of Series G Convertible Preferred Stock into 107,558 shares of common stock pursuant to a June 15, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred.

      On June 29, the Company converted 3,472 shares of Series G Convertible Preferred Stock into 201,860 shares of common stock pursuant to a June 15, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred.

      On June 29, the Company converted 8,091 shares of Series G Convertible Preferred Stock into 470,406 shares of common stock pursuant to a June 15, 2004 notice of conversion from Talbiya B. Investments, Ltd, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. The Company issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred.

      On June 30, 2004, the Company entered into Subscription Agreements with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited, Stonestreet Limited Partnership and Mid-Am Capital L.L.C for the issuance of convertible 10% notes in the aggregate amount of $1,300,000 and five-year "A" warrants for the purchase of, in the aggregate, 5,200,000 shares of common stock, at $0.25 per share, and five-year "B" warrants for the purchase of, in the aggregate, 13,000,000 shares of common stock, at $2.00 per share. The notes are convertible into shares of common stock of the Company at $0.15 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing January 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. The Company has the option to defer such payment until the note's maturity date on December 1, 2005, if the Company's common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. In connection with this transaction, the Company issued additional notes in the aggregate amount of $40,000 to Gem Funding, LLC, Bi-Coastal Consulting Corp., Stonestreet Limited Partnership and Libra Finance, S.A upon identical terms as the principal notes, as a finder's fee, and paid $12,500 in legal fees. The common stock underlying all notes and warrants carry registration rights. The Company issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

Subsequent Events

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits - Required by Item 601 of Regulation S-B: None

(b)   Reports on Form 8-K

      Form 8-K concerning marketing plans, filed on April 19, 2004

      Form 8-K concerning public conference call, filed on April 28, 2004

      Form 8-K concerning public conference call, filed on May 17, 2004

      Form 8-K concerning marketing and product launch update, filed on June 9, 2004

      Form 8-K concerning interim results of product launch, filed on July 12, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: August 6, 2004


/s/Roy G. Warren
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this amended report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                   Title                            Date
------------                -----                            ------

/S/ Roy G. Warren           Chief Executive Officer          August 6, 2004
                            and Director


/S/ Tommy E. Kee            Chief Financial Officer          August 6, 2004