Form 10QSB
period 2004-09-30
BRAVO FOODS INTERNATIONAL CORP
filed 2004-11-15
CIK 1061029

---------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2004

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


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

            Date                 Class            Shares Outstanding
      November 12, 2004       Common Stock            46,201,792


Transitional Small Business Disclosure Format (Check One)  YES [ ]    NO [x]

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

        Consolidated balance sheets as of                               F-1
        September 30, 2004 (unaudited) and December 31, 2003

        Consolidated statements of operations                           F-3
        (unaudited) for the three and nine months ended
        September 30, 2004 and 2003

        Consolidated statements of cash flows                           F-4
        (unaudited) for the nine months ended
        September 30, 2004 and 2003

        Notes to consolidated financial statements (unaudited)          F-5

Item 2. Management's Discussion and Analysis of Financial                15
        Condition and Results of Operations

Item 3. Controls and Procedures                                          27


PART II - OTHER INFORMATION

Item 2. Changes In Securities and Use of Proceeds                        28

Item 6. Exhibits and reports on Form 8-K                                 29

SIGNATURES                                                               30

EXHIBITS                                                                 31

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                                   December 31,    September 30,
                                                       2003             2004
                                                   ------------    -------------
                                                                    (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                        $    58,859      $    58,263
  Accounts receivable - net                             25,921           34,411
  Other receivables                                      6,331            6,331
  Inventories                                           54,995           75,686
  Prepaid expenses                                     201,617          468,694
                                                   -----------      -----------

      Total current assets                             347,723          643,385
Furniture and equipment, net                            68,623           95,586
License rights, net of accumulated amortization         24,065          114,204
Deferred product development costs                      41,711          174,541
Deposits                                                10,736           14,982
                                                   -----------      -----------

Total assets                                       $   492,858      $ 1,042,698
                                                   ===========      ===========

Liabilities and Capital Deficit

Current liabilities:
  Note payable to International Paper              $   187,743      $   187,743
  Notes payable to Alpha Capital                       100,000          120,328
  Note payable to Mid-Am Capital LLC                   150,000           62,559
  Note payable to Libra Finance                              -           29,166
  Note payable to Longview                                   -           14,148
  Note payable to Stonestreet                                -           10,568
  Note payable to Whalehaven                                 -            1,951
  Note payable to Bi-Coastal                                 -           29,166
  Note payable to Gem Funding                                -            3,334
  Note payable to Warner Brothers                      147,115          147,115
  Accounts payable                                   2,123,705        1,491,043
  Accrued liabilities                                  610,665        1,019,295
                                                   -----------      -----------

      Total current liabilities                      3,319,228        3,116,416
Dividends payable                                      582,823          831,207
Other notes payable                                    310,098          203,683
                                                   -----------      -----------

Total liabilities                                    4,212,149        4,151,306
                                                   -----------      -----------

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                                   December 31,    September 30,
                                                       2003             2004
                                                   ------------    -------------
                                                                    (Unaudited)

Commitments and contingencies

Capital Deficit (Note 2):
  Series B convertible, 9% cumulative, and
   redeemable preferred stock, stated
   value $1.00 per share, 1,260,000 shares
   authorized, 107,440 shares issued
   and outstanding, redeemable at $107,440             107,440          107,440
  Series F convertible and redeemable
   preferred stock, stated value $10.00
   per share, 130,515 and 75,515 shares
   issued and outstanding                            1,205,444          697,461
  Series G convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 58,810 shares
   issued and outstanding in 2003                      520,604                -
  Series H convertible, 7% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 165,500 shares
   issued and outstanding                              895,591          895,591
  Series I convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 30,000 shares
   issued and outstanding                               72,192           72,192
  Series J convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 200,000 shares
   issued and outstanding                            1,854,279        1,854,279
  Series K convertible, 8% cumulative and
   redeemable preferred stock, stated
   value $10.00 per share, 95,000 shares
   issued and outstanding                                    -          950,000
  Common stock, par value $0.001 per share,
   300,000,000 shares authorized,
   28,047,542 and 44,951,792 shares issued
   and outstanding                                      28,045           44,949
  Additional paid-in capital                        21,144,896       25,259,456
  Accumulated deficit                              (29,548,471)     (32,990,665)
  Translation adjustment                                   689              689
                                                   -----------      -----------

Total capital deficit                               (3,719,291)      (3,108,608)
                                                   -----------      -----------

Total liabilities and capital deficit              $   492,858      $ 1,042,698
                                                   ===========      ===========

                           See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Nine Months Ended September 30,    Three Months Ended September 30,
                                                      2003               2004            2003                2004
                                                  -----------        -----------     -----------         -----------
                                                  (unaudited)        (unaudited)     (unaudited)         (unaudited)

Revenue - unit sales                              $   336,644        $ 2,236,383     $   110,584         $   747,198
Revenue - net kit sales                                 2,737                  -               -                   -
Revenue - gross kit sales                             747,056            468,609         223,953              78,232
                                                  -----------        -----------     -----------         -----------
Total revenue                                       1,086,437          2,704,992         334,537             825,430
Cost of sales                                        (176,008)        (1,893,834)        (53,473)           (628,747)
                                                  -----------        -----------     -----------         -----------
Gross margin                                          910,429            811,158         281,064             196,683
Selling expenses                                    1,037,914          1,270,042         357,384             652,622
Product development                                     7,788             55,104           6,134              33,932
General and administrative expense                  1,769,252          2,213,326         478,121             551,299
                                                  -----------        -----------     -----------         -----------
Loss from operations                               (1,904,525)        (2,727,314)       (560,575)         (1,041,170)
Other (income) expense
  Interest expense                                      7,500            154,817           3,421              79,822
                                                  -----------        -----------     -----------         -----------
Loss before income taxes                           (1,912,025)        (2,882,131)       (563,996)         (1,120,992)
Provision for income taxes                                  -                  -               -                   -
                                                  -----------        -----------     -----------         -----------
Net loss                                           (1,912,025)        (2,882,131)       (563,996)         (1,120,992)

Dividends accrued for Series B preferred stock         (7,232)            (7,259)         (2,437)             (2,437)
Dividends accrued for Series G preferred stock        (34,598)           (15,633)         (7,192)                  -
Dividends accrued for Series H preferred stock        (91,617)           (86,967)        (30,697)            (29,201)
Dividends accrued for Series I preferred stock        (17,951)           (18,017)         (6,049)             (6,049)
Dividends accrued for Series J preferred stock        (98,631)          (120,109)        (40,329)            (40,329)
Deemed dividend for Series J preferred stock         (367,211)                 -               -                   -
Dividends accrued for Series K preferred stock              -            (43,475)              -             (19,156)
                                                  -----------        -----------     -----------         -----------

Net loss applicable to common shareholders        $(2,529,265)       $(3,173,591)    $  (650,700)        $(1,218,164)
                                                  ===========        ===========     ===========         ===========

Weighted average number of common shares
 outstanding                                       26,425,063         38,254,305      27,382,453          44,374,877
                                                  ===========        ===========     ===========         ===========
Basic and diluted loss per share                  $     (0.10)       $     (0.08)    $     (0.02)        $     (0.03)
                                                  ===========        ===========     ===========         ===========

Comprehensive loss and its components
 consist of the following:
  Net loss                                        $(1,912,025)       $(2,882,131)    $  (563,996)        $(1,120,992)
  Foreign currency translation adjustment                (144)                 -             128                   -
                                                  -----------        -----------     -----------         -----------
Comprehensive loss                                $(1,912,169)        (2,882,131)    $  (563,868)        $(1,120,992)
                                                  ===========        ===========     ===========         ===========

                           See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine Months Ended September 30,
                                                                    2003               2004
                                                                -----------        -----------
                                                                (unaudited)        (unaudited)

Cash flows from operating activities:
  Net loss                                                      $(1,912,025)       $(2,882,131)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                    74,843            248,995
    Stock issuance for compensation and finder's fee                 28,000            116,000
    Registration costs for financing                                      -            (20,108)
    Loss on disposal of fixed assets                                 15,853                  -
Increase (decrease) from changes in:
  Accounts receivable                                               132,635             (8,490)
  Other receivable                                                  (93,100)                 -
  Advance to vendors                                                  8,719                  -
  Inventories                                                           (44)           (20,691)
  Prepaid expenses                                                 (101,943)          (271,323)
  Accounts payable and accrued expenses                             728,498           (224,031)
  Deferred product development costs                                      -           (331,169)
                                                                -----------        -----------
Net cash used in operating activities                            (1,118,564)        (3,392,948)
                                                                -----------        -----------

Cash flows from investing activities:
  Purchase of equipment                                             (31,362)           (47,647)
                                                                -----------        -----------
Net cash used in investing activities                               (31,362)           (47,647)
                                                                -----------        -----------

Cash flows from financing activities:
  Proceeds of Series J preferred stock                            1,000,000                  -
  Proceeds of Series K preferred stock                              150,000            950,000
  Convert account payable into note payable                               -          1,128,386
  Convertible notes payable                                               -          2,639,999
  Payment of note payable, bank loan and license fee payable       (122,938)        (1,278,386)
                                                                -----------        -----------
Net cash provided by financing activities                         1,027,062          3,439,999
                                                                -----------        -----------

Effect of changes in exchange rates on cash                            (144)                 -
                                                                -----------        -----------
Net (decrease) in cash and cash equivalents                        (123,008)              (596)
Cash and cash equivalents, beginning of period                      224,579             58,859
                                                                -----------        -----------
Cash and cash equivalents, end of period                        $   101,571        $    58,263
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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2003.

      As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $32,990,665, a capital deficit of $3,108,608, negative working capital of $2,473,031 and is delinquent on certain of its debts at September 30, 2004. Further, the Company's auditors stated in their report on the Company's Consolidated Financial Statements for the year ended December 31, 2003, that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to increase gross profit margins in its U.S. business, grow its international business, obtain additional financing and is in the process of repositioning its products with the launch of four new product lines. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing and has raised $3,590,000 in the first three quarters 2004. No assurances can be given that the Company will be successful in carrying out its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      The Company follows the final consensus reached by the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". In certain circumstances in its U.S. business, the Company is required to pay slotting fees, give promotional discounts or make marketing allowances in order to secure wholesale customers. These payments, discounts and allowances reduce the Company's reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 101. Pursuant to EITF 99-19, international sales of kits made directly to customers by the Company are reflected in the statements of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue.

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


                                                Nine Months Ended
                                                  September 30,
                                           ---------------------------
                                               2003            2004
                                           -----------     -----------

Net loss applicable to common
 shareholders as reported:                 $(2,529,265)    $(3,173,591)
Add:  total stock based employee
 compensation expense determined
 under fair value method for all awards         (4,500)              -
                                           -----------     -----------
Pro forma net loss                         $(2,533,765)    $(3,173,591)
                                           ===========     ===========

Loss per share:
                            As reported    $     (0.10)    $     (0.08)
                            Pro forma      $     (0.10)    $     (0.08)

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

      On March 1, 2004, the Company issued 80,000 shares of non-voting Series K 8% Convertible Preferred stock, to Mid-Am Capital, LLC, having a stated value of $10.00 per Preferred K share, for the aggregate purchase price of $800,000. Each preferred share is convertible to 100 shares of the Company's common stock at a conversion price of $0.10, representing 8,000,000 shares of common stock underlying the preferred. In addition, the following adjustments were made to prior issued warrants for the purpose of facilitating future fund raising by the Company arising out of the exercise of the warrants by the holder. The purchase price, as defined in the Warrant No. 2003-B-002, has been reduced to $0.10, subject to further adjustment as described in the warrant. The expiration date, as defined in the warrant, remains as stated. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933.

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

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

      On August 9, 2004, the Company converted $50,000 of its November 2003 Convertible Promissory Note into 1,000,000 shares of common stock pursuant to an August 5, 2004 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion did not include accrued and unpaid interest on the converted amount. The Company issued the underlying common stock upon conversion pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004.

      On August 23, 2004, the Company converted $50,000 of its April 2004 Convertible Promissory Note into 500,000 shares of common stock pursuant to an August 5, 2004 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversion did

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

not include accrued and unpaid interest on the converted amount. The Company issued the underlying common stock upon conversion pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004.

      On September 27, 2004, the Company converted $50,000 of its April 2004 Convertible Promissory Note into 500,000 shares of common stock pursuant to a September 21, 2004 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversion did not include accrued and unpaid interest on the converted amount. The Company issued the underlying common stock upon conversion pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004.

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

Note 4 - Subsequent Events

      On October 6, 2004, the Company converted $20,000 of its November 2003 Convertible Promissory Note into 500,000 shares of common stock pursuant to a September 23, 2004 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion did not include accrued and unpaid interest on the converted amount. The Company issued the underlying common stock upon conversion pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004.

      On October 6, 2004, the Company issued 500,000 shares of its common stock to Knightsbridge Holdings, LLC, pursuant to a consulting agreement dated November 10, 2003. The Company issued the underlying common stock pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004. The issued and outstanding equity reported in the Company's Form 10QSB for the period ended March 31, 2004 reflects these shares of common stock.

      On October 13, 2004, the Company issued 250,000 shares of its common stock in a private placement to Arthur Blanding, at the market price of $0.12 per share, pursuant to Section

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

4(2) of the Securities Act of 1934. Mr. Blanding, who solicited the purchase, is an accredited investor and has been a director of the Company since 1999.

      On October 15, 2004, the Company issued 750,000 shares of its common stock to Marvel Enterprises, Inc., as partial compensation under a license agreement dated February 1, 2004. The Company issued the underlying common stock pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004. The issued and outstanding equity reported in the Company's Form 10QSB for the period ended March 31, 2004 reflects these shares of common stock.

      On October 29, 2004, the Company entered into Subscription Agreements with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited and Stonestreet Limited Partnership for the issuance of convertible 10% notes in the aggregate amount of $550,000 and five-year "C" warrants for the purchase of, in the aggregate, 2,200,000 shares of common stock, at $0.15 per share, and the repricing of five-year "A" warrants, issued June 30, 2004 for the purchase of, in the aggregate, 3,200,000 shares of common stock, from $0.25 to $0.15 per share. The notes are convertible into shares of common stock of the Company at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing May 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. The Company has the option to defer such payment until the note's maturity date on April 30, 2006, if the Company's common stock trades above $0.15 for the five trading days prior to the due date of an installment payment and the underlying common stock is registered. In connection with this transaction, the Company issued additional notes, without attached warrants, in the aggregate amount of $27,500 to Gem Funding, LLC, Bi-Coastal Consulting Corp., Stonestreet Limited Partnership and Libra Finance, S.A upon identical terms as the principal notes, as a finder's fee, and paid $12,500 in legal fees. The common stock underlying all notes and warrants carry registration rights. The Company issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004

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

OVERVIEW

      The Company's business model includes the development and marketing of a Company owned Slammers(R) trademarked brand, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and the granting of production and marketing rights to processor dairies to produce branded flavored milk.
The Company generates revenue in its international (non-US) business through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the dairy processors for the production, promotion and sales rights for the branded flavored milk. In the United States, the Company generates revenue from the unit sales of finished branded flavored milks to retail consumer outlets.

      The Company's new product introduction and growth expansion continues to be expensive, and the Company reported a net loss of $2,882,131 for the nine-month period ended September 30, 2004, with a net loss of $1,120,992 for the three months ended September 30, 2004. As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at September 30, 2004 has an accumulated deficit, a capital deficit, is delinquent on certain debts and has negative working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. and international business and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that management will be successful in carrying out the Company's plans.

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

Compensation Committee

      The Company's compensation committee is composed of three independent directors who review the compensation structure and policies concerning executive compensation. The committee develops proposals and recommendations for executive compensation and presents those recommendations to the full board for consideration. The committee periodically reviews the performance of the Company's other members of management and the recommendations of the chief executive officer with respect to the compensation of those individuals. Given the size of the Company, all such employment contracts are periodically reviewed by the board. The board must approve all compensation packages that involve the issuance of the Company's stock or stock options. Currently, there is one vacancy on the compensation committee.

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

      Prior to 2004, the Company reported revenue in the United States from its sale of "kits" to third party processors and from the differential between the cost of producing its finished product and the wholesale price of its finished product. Commencing in the first quarter 2004, the Company reports revenue from its sale of finished product on the wholesale level. The Company reports the cost of producing the product charged by a third party processor as the cost of goods sold. This change in revenue recognition has resulted in materially higher reported revenue for the Company, with a corresponding material increase in reported costs of goods sold.

      In certain circumstances in its U.S. business, the Company is required to pay slotting fees, give promotional discounts or make marketing allowances in order to secure wholesale customers. These payments, discounts and allowances reduce the Company's reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 101.

International Sales
-------------------

      The Company recognizes revenue in its international (non US) business at the gross amount of its invoices for the sale of kits at the time of shipment of flavor ingredients to processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. The Company bases this recognition on its role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model consists of the cost of the processors' purchase of flavor ingredients and fees charged by the Company to the processors for production rights. The Company formulates the price of production rights to cover the Company's intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of goods sold the cost of flavor ingredients paid by the processor dairies to ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

      Pursuant to EITF 99-19, international sales of kits made directly to customers by the Company are reflected in the statements of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue.

RESULTS OF OPERATIONS

Financial Condition at September 30, 2004
-----------------------------------------

      As of September 30, 2004, we had an accumulated deficit of $32,990,665, cash on hand of $58,263 and reported total capital deficit of $3,108,608.

      For this same period of time, we had revenue of $2,704,992 and general and administrative expense of $2,213,326.

      After interest expenses of $154,817, cost of goods sold of $1,893,834, product development costs of $55,104 and selling expenses of $1,270,042 incurred in the operations of the Company, we had a net loss of $2,882,131.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 2003
------------------

Consolidated Revenue

      We had revenues for the nine months ended September 30, 2004 of $2,704,992, with cost of sales of $1,893,834, resulting in a gross margin of $811,158. This revenue and resultant gross margin is net of slotting fees, promotional discounts and marketing allowances for this period in the amount of $126,469. Of the reported $2,704,992, U.S. sales accounted for $2,301,844 with an additional $403,148 from international sales. We did not have revenue in 2004 in Canada or for the three months ended September 30, 2004 in the Middle East. Our reported revenue for the nine months ended September 30, 2004 increased by $1,618,555, a 148.98% increase compared to revenue of $1,086,437 for the same period in 2003. This increase is the result of a change in the Company's method of revenue recognition in the United States, commencing January 1, 2004, when the Company began to act as the principal in these transactions, rather than as an agent. In addition, in the first quarter of 2004, the Company began to phase out its Looney Tunes(TM) flavored milk products and to develop four new branded product lines in the United States, including the launch of the Company's Slammers(R) line of Marvel Comics Super Heroes(TM) branded flavored milks during the second quarter 2004. The Company also began to ship kits to its third-party Middle East dairy processor during the second quarter 2004.

Consolidated Cost of Sales

      We incurred cost of goods sold of $1,893,834 for the nine months ended September 30, 2004, $1,820,432 of which was incurred in our U.S. business, and $73,402 in connection with out international sales. Cost of goods sold in 2004 increased by $1,717,826, a 975.99% increase compared to $176,008 for the same period in 2003. The increase in cost of goods sold reflects an increase in sales, the change in the Company's role from agent to principal during this period and the concomitant increase in reported cost of goods sold associated with that change.

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

Segmented revenues and costs of sales

      The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. In countries other than the United States, revenues for the period ended September 30, 2004 were generated by kit sales to third party processors. The Company's revenue from the sale of finished product to retail outlets is recorded as "unit sales" on the following table.


Nine Months Ended                                                                          Total
September 30, 2004           United States      Canada       Mexico      Middle East      Company
                             -------------      ------       ------      -----------      -------

Revenue - unit sales         $  2,236,383      $      -     $      -      $       -     $2,236,383
Revenue - gross kit sales          65,461             -       83,518        319,630        468,609
                             ------------      --------     --------      ---------     ----------
Total revenue                   2,301,844             -       83,518        319,630      2,704,992
Cost of goods sold             (1,820,432)            -      (31,101)       (42,301)    (1,893,834)
                             ------------      --------     --------      ---------     ----------

Gross margin                 $    481,412      $      -     $ 52,417      $ 277,329     $  811,158
                             ============      ========     ========      =========     ==========


Nine Months Ended                                                                          Total
September 30, 2003           United States      Canada       Mexico         China         Company
                             -------------      ------       ------         -----         -------

Revenue - unit sales         $    336,644      $      -     $      -      $       -     $  336,644
Revenue - net kit sales             2,737             -            -              -          2,737
Revenue - gross kit sales         556,490        43,745      111,463         35,358        747,056
                             ------------      --------     --------      ---------     ----------
Total revenue                     895,871        43,745      111,463         35,358      1,086,437
Cost of goods sold               (111,869)      (10,402)     (35,610)       (18,127)      (176,008)
                             ------------      --------     --------      ---------     ----------

Gross margin                 $    784,002      $ 33,343     $ 75,853      $  17,231     $  910,429
                             ============      ========     ========      =========     ==========

      United States
      -------------

      Revenues for the period ended September 30, 2004 from unit sales in the United States increased from $336,644 for the same period in 2003 to $2,236,383 in 2004, a 564% increase. The increase is the result of a change in revenue recognition and the introduction of the Company's new product lines during this period.

      In the period ended September 30, 2004, the Company's gross margin for U.S. sales of $481,412, decreased by $302,590, or by 38.6%, from $784,002 for the same period in 2003. The decrease in gross margin was the result of the Company's role change from agent to principal in its US sales transactions, which required the Company to recognize the entire cost of production of its milk products against revenues from the wholesale sales for those products.

      Foreign Sales
      -------------

      Revenues for the period ended September 30, 2004 from kit sales in foreign countries increased from $190,566 for the same period in 2003 to $403,148, a 111.6 % increase. The increase is the result of sales growth in Mexico during this period.

      The Company recorded $73,402 in costs of kit sales in foreign countries for the period ended September 30, 2004, an increase of $9,263 or 14.4% from $64,139 for the same period in 2003. As a percentage of sales, the costs of goods sold decreased to 18.21% for the period ended September 30, 2004, from 33.7% for the same period in 2003. The reduction of cost of goods sold as a percentage of sales was the result of greater efficiencies of shipment and lower costs in sourcing the product ingredients in Europe, rather than the United States.

      For the period ended September 30, 2004, the Company's gross profit of $329,746 for kit sales in foreign countries increased by $203,319, or 160.83%, from $126,427 for the same period in 2003. The increase in gross profit was consistent with the increase in sales volume and the decease in cost of goods sold for this period.

Consolidated Operating Expenses

      The Company incurred selling expenses of $1,270,042 for the period ended September 30, 2004, of which the Company incurred $1,172,192 in its United States operations. The Company's selling expense for this period increased by $232,128, a 22.36% increase compared to selling expense of $1,037,914 for the same period in 2003. The increase in selling expenses in the current period was due to increased freight and promotional charges associated with the Company's transition away from its Looney Tunes(TM) product line and the development of four new product lines by the Company, utilizing newly licensed and directly owned branded trademarks.

      The Company incurred general and administrative expenses for the period ended September 30, 2004 of $2,213,326, most of which the Company incurred in its United States business operations. The Company's general and administrative expenses for this period increased by $444,074, a 25.1% increase compared to $1,769,252 for the same period in 2003. The increase in general and administrative expenses for the current period in 2004 is the result of the accrual of the compensation value of the conversion of management's and directors' options to common stock, in the amount of $431,600. This expense is a one time charge.

      As a percentage of total revenue, the Company's general and administrative expenses decreased from 162.8% in the period ended September 30, 2003, to 81.8% for the current period in 2004. The Company anticipates a continued effort to reduce these expenses as a percentage of sales through revenue growth, cost cutting efforts and the refinement of business operations.

Interest Expense

      The Company incurred interest expense for the period ended September 30, 2004 of $154,817. The Company's interest expense increased by $147,317, a 1,964% increase compared to $7,500 for the same period in 2003. The increase was due to additional loans in 2004 and utilizing debt to finance the Company's operations during this period's transition in licensors of intellectual property utilized by the Company and the development and launch of new product lines.

Loss Per Share

      The Company accrued dividends payable of $291,460 to various series of preferred stock during the period ended September 30, 2004. The Company's accrued dividends increased for this period by $41,431, or 16.57%, from $250,029 for the same period in 2003. The increase in net loss before accrued dividends of $970,106, from $1,912,025 for the period ended September 30, 2003 to $2,882,131 for the current period, and the increase in accrued dividends, was offset by the increase in the weighted average number of common shares outstanding, resulting in a decrease in the Company's current period loss per share from $0.10 for the same period in 2003, to a loss per share of $0.08 for the current period. The net loss for the three month period ended September 30, 2004, represents a loss per share of $0.03.

Three Months Ended September 30, 2004 Compared to the
-----------------------------------------------------
Three Months Ended September 30, 2003
-------------------------------------

Revenue

      The Company had revenues for the three months ended September 30, 2004 of $825,430, with cost of sales of $628,747, resulting in a gross profit of $196,683, or 23.8% of sales. This revenue and resultant gross margin is net of slotting fees and promotional discounts for this period in the amount of $57,366. Absent the contra revenue effect of these fees and discounts, the Company's had a gross margin of 28.78%. Of the reported $825,430, $768,250 was from sales in the Company's U.S. operation, and $57,150 from sales in Mexico. The Company did not report any sales for Canada or the Middle East in the three months ended September 30, 2004.
Our reported revenue for the three months ended September 30, 2004 increased by $490,893, a 146.74% increase compared to revenue of $334,537 for the three months ended September 30, 2003. The increase in revenue in the United States for the three months ended September 30, 2004 is the result of a change in revenue recognition and the introduction of the Company's new product lines during this period. The lack of sales in the Middle East for the three months ended September 30, 2004 was the result of pipeline effect purchases in the prior quarter.

Cost of Goods Sold

      The Company incurred cost of goods sold of $628,747 for the three months ended September 30, 2004, most of which was incurred in our U.S. operations. Our cost of goods sold for this period increased by $575,274, a 1,076% increase compared to $53,473 for the three months ended September 30, 2003. The increase in cost of goods sold in the United States for the three months ended September 30, 2004 is the result of a change in revenue recognition and the corresponding material increase in the cost of good sold associated wit that change.

Operating Expense

      The Company incurred selling expenses for the three months ended September 30, 2004 of $652,622 most of which was incurred in our U.S. operation. Selling expenses increased for the three months ended September 30, 2004 by $295,238, an 82.61% increase compared to the selling expense of $357,384 for the three months ended September 30, 2003. The increase in selling expenses is the result of the adoption of the refined business plan in the U.S. for the Company's North America Bravo! operations, including the costs associated with the sale of finished product to retail establishments through brokers and distributors.

      The Company incurred general and administrative expenses for the three months ended September 30, 2004 of $551,299, all of which was incurred in the U.S. operations. General and administrative expenses for the three months ended September 30, 2004 increased by $73,178, a 15.3% increase compared to $478,121 for the same period in 2003. This increase was the result of the costs associated with the development and launch of new product lines and licensing costs.

Interest Expense

      The Company incurred interest expense for the three months ended September 30, 2004 of $79,822. Interest expense for the three months ended September 30, 2004 increased by $76,401, a 2,233% increase compared to $3,421, for the same period in 2003. This increase was the result of additional loans in this period and utilizing debt to finance the Company's operations during this period's transition in licensors of intellectual property utilized by the Company and the development and launch of new product lines.

Net Loss

      The Company had a net loss in for the three months ended September 30, 2004 of $1,120,992 compared with a net loss of $563,996 for the same period in 2003. The net loss increased by $556,996 or 98.75% compared to the same period in 2003. The increase in net loss resulted from the costs associated with the development and launch of new product lines, licensing costs and the change in revenue recognition with the associated increase in reported cost of goods sold and decrease of the gross margin.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, the Company reported that net cash used in operating activities was $3,392,948, net cash provided by financing activities was $3,439,999 and net cash used in investing activities was $47,647. The Company had a negative working capital of $2,473,031 as of September 30, 2004.

      Compared to $1,118,564 of net cash used in operating activities in the period ended September 30, 2003, the Company's current year net cash used in operating activities increased by $2,274,384 to $3,392,948. This increase was the result the Company's utilization of cash rather than equity to pay service providers in this current period, and changes in deferred product development costs, prepaid expenses, accounts payable and accrued expenses. Included in the net loss in this current period were depreciation and amortization and stock compensation for a finder fee aggregating $364,995, compared to $102,843 for the same period in 2003.

      Changes in accounts receivable in this current period in 2004 resulted in a cash decrease of $8,490, compared to a cash increase in receivables of $132,635 for the same period in 2003, having a net result of a decrease of $141,125. The changes in accounts payable and accrued liabilities in the period ended September 30, 2003 contributed to a cash increase of $728,498, whereas the changes in accounts payable and accrued liabilities for the current period in 2004 amounted to an decrease of $224,031. The Company has adopted and will keep implementing cost-cutting measures to lower its costs and expenses and to pay the Company's accounts payable and accrued liabilities by using cash and equity instruments. The Company's cash flow generated through operating activities was inadequate to cover all of its cash disbursement needs in the period ended September 30, 2004, and the Company had to rely on equity and debt financing to cover expenses.

      The Company's cash used in 2004 in investing activities for equipment was $47,647 for software, computer equipment and leasehold improvements in the U.S., compared to $31,362 for the same period in 2003.

      The Company's net cash provided by financing activities for the period ended September 30, 2004 was $3,439,999. New cash provided by financing activities for the same period in 2003 was $1,027,062, for a net increase of $2,412,937. The increase was due to issuing Series K preferred stock with gross proceeds of $950,000 and debt in the aggregate amount of $2,639,999 in this current period.

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

      The Company currently has monthly working capital needs of approximately $200,000. The Company will continue to incur significant selling and other expenses in the remainder of 2004 and into 2005 in order to derive more revenue in retail markets, through the introduction and ongoing support of its new products. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as the Company expands its sales markets and increases its sales within established markets. Freight charges will be reduced as the Company is able to ship more full truck-loads of product given the reduced per unit cost associated with full truck loads versus less than full truck loads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. The Company believes that along with the increase in the Company's unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate the Company's cash needs. In addition, the Company is actively seeking additional financing to support its operational needs and to develop an expanded promotional program for the Company's products.

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

New Product Lines

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


---------------------------------------------------------------------------------------------------
                                        Moon Pie-
Brand          Marvel-Slammers          Slammers               Slim Slammers      Pro-Slammers
---------------------------------------------------------------------------------------------------
Item           Ultimate Milkshake       Flavored milk;         Low calorie, no    Protein Shake
                                        reduced fat 2%         sugar added,
                                        milk                   low carb 1%
                                                               milk

-----------------------------------------------------------------------------------------------
Licensed       Marvel Super Hero        MoonPie logo and       Slim Slammers      Extreme Sports
Property       comic book               trade dress, and       trademark          athletes, and Pro
               characters and           Slammers mark          (owned by          Slammers mark
               Slammers mark            (owned by Bravo!       Bravo! Foods)      (owned by
               (owned by Bravo!         Foods)                                    Bravo! Foods)
               Foods)

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

      On September 21, 2004, the Company entered into a licensing agreement with Masterfoods USA, a division of Mars, Incorporated, for the use of Masterfood's Milky Way(R), Starburst(R) and 3 Musketeers(R) trademarks in connection with the manufacture, marketing and sale of single serving flavored milk drinks in the United States, its Possessions and Territories, and US Military installations worldwide. The license limits the relationship of the parties to separate independent entities. The initial term of the license agreement expires December 31, 2007. The Company has agreed to pay a royalty based upon the total net sales value of the licensed products sold and advance payments of certain agreed upon guaranteed royalties. Ownership of the licensed marks and the specific milk flavors to be utilized with the marks remains with Masterfoods. The Company has been granted a right of first refusal for other milk beverage products utilizing the Masterfoods marks within the license territory.

DEBT STRUCTURE

      As of September 30, 2004, the Company has recorded $147,115 in guaranteed royalty payments to Warner Bros. for the now expired China Looney Tunes license. The China license had been extended to October 29, 2003 by agreement of the parties, and the Company did not seek another license from Warner Bros. for China. This decision was based upon the lack of sales in the Company's China markets and what the Company perceived to be the licensor's continuing overall lack of brand support in China. The Company and Warner Bros. dispute the contractual necessity of the payment of the balance owed on the China license as a result of the above circumstances.

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

Individual Loans
----------------

      On November 6 and 7, 2001, respectively, the Company received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable February 1, 2002 and bear interest at the annual rate of 8%. These loans are secured by a general security interest in all the Company's assets. On February 1, 2002, the parties agreed to extend the maturity dates until the completion of the anticipated Series H financing. On September 18, 2002, the respective promissory note maturity dates were extended by agreement of the parties to December 31, 2002. On September 18, 2002, the Company agreed to extend the expiration dates of warrants issued in connection with the Company's Series D and F preferred until September 17, 2005 and to reduce the exercise price of certain of those warrants to $1.00, in partial consideration for the maturity date extension. The holders of these notes have agreed to extend the maturity dates and the notes are now payable on a demand basis.

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

      On May 6, 2004, the Company issued a secured promissory note to Mid-Am Capital LLC in the principal amount of $750,000. The note provides for 8% interest. The note's original maturity date of September 4, 2004 has been extended to November 2, 2004. The Company issued warrants to purchase 3,000,000 shares of the Company's common stock to Mid-Am in connection with this promissory note. The warrants are exercisable for one year from issue at an exercise price of $0.25 per share. The Company used the proceeds of this promissory note to pay the promissory note issued to Jasper Products in January 2004.

EFFECTS OF INFLATION

      The Company believes that inflation has not had any material effect on its net sales and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and the Company's principal financial officer, after evaluating the effectiveness of the

Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this report on Form 10-QSB (September 30, 2004), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      On August 9, 2004, the Company converted $50,000 of its November 2003 Convertible Promissory Note into 1,000,000 shares of common stock pursuant to an August 5, 2004 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion did not include accrued and unpaid interest on the converted amount. The Company issued the underlying common stock upon conversion pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004.

      On August 23, 2004, the Company converted $50,000 of its April 2004 Convertible Promissory Note into 500,000 shares of common stock pursuant to an August 5, 2004 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversion did not include accrued and unpaid interest on the converted amount. The Company issued the underlying common stock upon conversion pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004.

      On September 27, 2004, the Company converted $50,000 of its April 2004 Convertible Promissory Note into 500,000 shares of common stock pursuant to a September 21, 2004 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversion did not include accrued and unpaid interest on the converted amount. The Company issued the underlying common stock upon conversion pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004.

Subsequent Events

      On October 6, 2004, the Company converted $20,000 of its November 2003 Convertible Promissory Note into 500,000 shares of common stock pursuant to a September 23, 2004 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion did not include accrued and unpaid interest on the converted amount. The Company issued the underlying common stock upon conversion pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004.

      On October 6, 2004, the Company issued 500,000 shares of its common stock to Knightsbridge Holdings, LLC, pursuant to a consulting agreement dated November 10, 2003. The Company issued the underlying common stock pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004. The issued and outstanding equity reported in the Company's Form 10QSB for the period ended March 31, 2004 reflects these shares of common stock.

      On October 15, 2004, the Company issued 750,000 shares of its common stock to Marvel Enterprises, Inc., as partial compensation under a license agreement dated February 1, 2004. The Company issued the underlying common stock pursuant to the Company's SB-2 registration statement, declared effective on August 3, 2004. The issued and outstanding equity reported in the Company's Form 10QSB for the period ended March 31, 2004 reflects these shares of common stock.

      On October 29, 2004, the Company entered into Subscription Agreements with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited and Stonestreet Limited Partnership for the issuance of convertible 10% notes in the aggregate amount of $550,000 and five-year "C" warrants for the purchase of, in the aggregate, 2,200,000 shares of common stock, at $0.15 per share, and the repricing of five-year "A" warrants, issued June 30, 2004 for the purchase of, in the aggregate, 3,200,000 shares of common stock, from $0.25 to $0.15 per share. The notes are convertible into shares of common stock of the Company at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing May 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. The Company has the option to defer such payment until the note's maturity date on April 30, 2006, if the Company's common stock trades above $0.15 for the five trading days prior to the due date of an installment payment and the underlying common stock is registered. In connection with this transaction, the Company issued additional notes, without attached warrants, in the aggregate amount of $27,500 to Gem Funding, LLC, Bi-Coastal Consulting Corp., Stonestreet Limited Partnership and Libra Finance, S.A upon identical terms as the principal notes, as a finder's fee, and paid $12,500 in legal fees. The common stock underlying all notes and warrants carry registration rights. The Company issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits - Required by Item 601 of Regulation S-B:

      No. 31:    Rule 13a-14(a) / 15d-14(a) Certifications
      No. 32:    Section 1350 Certifications

(b)   Reports on Form 8-K

      Form 8-K concerning interim results of product launch, filed on July 12, 2004

      Form 8-K concerning public conference call, filed on August 12, 2004

      Form 8-K concerning Masterfoods License Agreement, filed on
      September 29, 2004

      Form 8-K concerning $550,000 Convertible Note financing, filed on November 1, 2004


SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: November 12, 2004


/s/Roy G. Warren
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this amended report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                  Title                            Date
---------                  -----                            ----

/S/ Roy G. Warren          Chief Executive Officer          November 12, 2004
and Director


/S/ Tommy E. Kee           Chief Financial Officer          November 12, 2004