Form 10KSB
period 2004-12-31
BRAVO FOODS INTERNATIONAL CORP
filed 2005-03-22
CIK 1061029

===========================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


           Report for Period January 1, 2004 to December 31, 2004


                      BRAVO! FOODS INTERNATIONAL CORP.
               ----------------------------------------------
           (Name of Small Business Issuer in its Amended Charter)

                       Commission File Number 0-20549

              Delaware                                     62-1681831
    ------------------------------                     ------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


      11300 US Highway 1, Suite 202, North Palm Beach, Florida 33408 USA
      ------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                    Telephone number:      (561) 625-1411
                    -------------------------------------

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

        Securities registered under Section 12(g) of the Exchange Act
                        Common Stock, $.001 par value
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

The issuer's revenues for its most recent fiscal year were $3,344,699.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 3, 2005, based upon the $0.14 per share average bid and asked prices of such stock on that date, was $7,338,725, based upon 52,419,468 shares held by non-affiliates of the issuer. The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of March 4, 2005 was 59,917,797.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

             DOCUMENTS INCORPORATED BY REFERENCE:  See Exhibits

FORWARD-LOOKING STATEMENTS

      Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the uncertainty as to whether our new business model can be implemented successfully; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until profitability.


                                   PART I

ITEM 1 - DESCRIPTION OF BUSINESS

The Company

      Bravo! Foods International Corp. is a Delaware corporation, which was formed on April 26, 1996. We formerly owned the majority interest in two Sino-American joint ventures in China, known as Green Food Peregrine Children's Food Co. Ltd. and Hangzhou Meilijian Dairy Products Co., Ltd. These two joint ventures processed milk products for local consumption in the areas of Shanghai and Hangzhou, China, respectively. We closed Green Food Peregrine in December 1999 and sold our interest in Hangzhou Meilijian Dairy in December 2000.

      In December 1999, we obtained Chinese government approval for the registration of a new wholly owned subsidiary in the Wai Gao Qiao "free trade zone" in Shanghai, China. We formed this import-export company to import, export and distribute food products on a wholesale level in China. In addition, China Premium (Shanghai) was our legal presence in China with respect to contractual arrangements for the development, marketing and distribution of branded food products. We ceased all activities of this Chinese subsidiary in April 2004, owing to low sales volume and insufficient financial or logistic resources to market our products profitably in mainland China.

      In December 1999, we formed Bravo! Foods, Inc., a wholly owned Delaware subsidiary, which we utilized to advance the promotion and distribution of branded Looney Tunes(TM) products in the United States, through production agreements with local dairy processors. At the end of 2001, we assumed this business, and our U.S. subsidiary ceased functioning as an operating company at that time.

      On February 1, 2000, we changed our name from China Peregrine Food Corporation to China Premium Food Corporation, and on March 16, 2001 we changed our name to Bravo! Foods International Corp.

      In January 2005, we formed Bravo! Brands (UK) Ltd., a United Kingdom registered company that is wholly owned by Bravo! Brands International Ltd. We will utilize Bravo! Brands (UK) Ltd. to advance the production, promotion and distribution of licensed branded products in the United Kingdom through production and sales agent agreements with local entities.

      In March 2005, we formed Bravo! Brands International Ltd., a Delaware subsidiary that will hold license rights for our branded products on an international basis. We will utilize Bravo! Brands International Ltd. to hold and exploit certain license rights for branded products developed by us in international markets through local second-tier subsidiaries such as Bravo! Brands (UK) Ltd.

The Business

      Our business involves the development and marketing of our own Slammers(R) trademarked brand, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and the granting of production and marketing rights to processor dairies to produce branded flavored milk utilizing our intellectual property. In the United States, we generate revenue from the unit sales of finished branded flavored milks to retail consumer outlets. Internationally, we generate revenue primarily through the sale of "kits" to these processors.

      "Kits" sold to processors consist of flavor ingredients that are developed and refined by us and the grant of production rights to processors to produce the flavored milks. The consideration paid to us under these production contracts consists of fees charged for our grant of production rights for the branded flavored milks plus a charge for flavor ingredients. The fees charged by us for the production rights are set to match royalty fees for our intellectual property licenses.

      All of our licensing agreements recognize that we will use third party production agreements for the processing of flavored milk products, and that the milk products will be produced and may be sold directly by those processors. Our responsibilities under our third party production agreements are to design and provide approved packaging artwork, to help determine the best tasting flavors for the particular market and to assist in the administration, promotion and expansion of the respective branded milk programs. Ingredients for the flavored milks are formulated to our specifications and supplied on an exclusive basis by either Givaudan Roure or Mastertaste, both of which are flavor development and production companies. In the United States, we assume the responsibility for sales and marketing of our flavored milks produced by Jasper Products LLC.

Third Party Intellectual Property Licenses
------------------------------------------

      Warner Bros. (Looney Tunes(TM))

      In January 1999, we commenced a licensing agreement with Warner Bros. Consumer Products, permitting us to produce and distribute a line of high quality, flavored milks branded with the Warner Bros. Looney Tunes(TM) logos, characters and names in the Shanghai and Hangzhou greater metropolitan areas. On July 27, 2000, we executed a licensing agreement with Warner Bros. to use Looney Tunes(TM) characters and names on milk products in the United States. The term of these licenses expired December 31, 2003.

      On November 7, 2001, we executed a licensing agreement with Warner Bros. to use Looney Tunes(TM) characters and names on milk products in Mexico. This licensing agreement granted us the right to use the Warner Bros. cartoon characters on milk products for sale in specified retail outlets throughout Mexico. The initial term of the agreement was for 3 years and expired May 31, 2004.

      On May 28, 2002, we executed a licensing agreement with Warner Bros. to use Looney Tunes(TM) characters and names on milk products in Canada. The initial term of the agreement was for 25 months and expired March 31, 2004.

      The history of all of our Warner Bros. licenses, as a function of sales of the flavored milks, did not support the guaranteed royalty structure required by Warner Bros. for its licenses. As a result, we developed our own Slammers(R) brand in 2003 and, in the fourth quarter of that year, we decided not to seek the renewal for the China license and not accept the offer of Warner Bros. to renew the U.S. license. In addition, we decided not to renew our licenses with Warner Bros. for Canada and Mexico. In 2004, we executed third party licenses with Marvel Comics, Masterfoods and Moon Pie.

      Marvel Enterprises, Inc. (Super Heroes(R) and Marvel Heroes(R))

      In January 2004, we commenced a license agreement with Marvel Enterprises, Inc. Under the terms of the license agreement, we have the right to use certain Marvel Super Heroes for the packaging and promotion of our flavored milk products in the United States (including its territories) and nine Middle East countries for a one-year (renewable) term. We agreed to a royalty rate of 11% on the amount invoiced to dairy processors for "kits" and 4% of net wholesale sales in the United States.

      On February 4, 2005, we entered into a two-year license agreement for the utilization of Marvel Heroes characters on our flavored milks in the United Kingdom and Ireland. We agreed to a royalty rate of 4% of net wholesale sales in the territory against the prepayment of a guaranteed minimum royalty amount. We have adopted the unit sales model currently used in the United States. We have outsourced the infrastructure required for the production, promotion, marketing, distribution and sale of our products through a production agreement with Waterfront Corporation in the UK and through an exclusive sales agency agreement with Drinks Brokers, Ltd. a UK registered company responsible for the launch and growth of several major beverage brands in the licensed territory.

      We currently are negotiating with Marvel to conclude a new one year license for the United States, Mexico and Canada and a two year license for the Middle East.

      Chattanooga Bakery, Inc.( Moon Pie(R))

      In October 2003, we commenced a two-year license agreement with MD Enterprises, Inc. on behalf of Chattanooga Bakery. Under the terms of the license agreement, we have the exclusive right to manufacture, distribute, market and sell Moon Pie(R) flavored milk products in the United States. We agreed to a variable royalty rate of 3% to 2% of net wholesale sales, depending upon volume.

      Masterfoods USA (Starburst(R), Milky Way(R), 3 Musketeers(R))

      On September 21, 2004, we entered into a licensing agreement with Masterfoods USA, a division of Mars, Incorporated, for the use of Masterfood's Milky Way(R), Starburst(R) and 3 Musketeers(R) trademarks in connection with the manufacture, marketing and sale of single serve flavored milk drinks in the United States, its Possessions and Territories, and US Military installations worldwide. The license limits the relationship of the parties to separate independent entities. The initial term of the license agreement expires December 31, 2007. We have agreed to pay a royalty based upon the total net sales value of the licensed products sold and advance payments of certain agreed upon guaranteed royalties. Ownership of the licensed marks and the specific milk flavors to be utilized with the marks remains with Masterfoods. We have a right of first refusal for other milk beverage products utilizing the Masterfoods marks within the licensed territory.

In House Intellectual Property
------------------------------

      In addition to our third-party licenses, we have developed and sell flavored milks bearing trademarks developed by us, including "Slammers(R)" "Pro Slammers(TM)" and "Slim Slammers(R)".

Production Contracts/Administration
-----------------------------------

      Prior to 2000, our business primarily involved the production and distribution of milk in China. In the third quarter of 2000, we began to refocus our business away from the production - distribution aspect of the value chain by implementing a business model that involved the branding, marketing, packaging design and promotion of branded flavored fresh milk in the United States. During the middle of 2001, this refocused business was implemented in China, in December 2001 in Mexico and in the third quarter of 2002 in Canada. Currently, operations in the United States, Mexico and Canada are run directly by Bravo! Foods International Corp. Our international business, which had been facilitated by AsheTrade, our international agent, will now be handled by the company's subsidiary formed in 2005, Bravo! Brands International Ltd. Mr. Ibrahim Ashemimry, the principal of AsheTrade, has joined Bravo! Brands International Ltd. as an employee and officer.

      United States

      The initial dairy processors with which we had production contracts were members of Quality Chekd Dairies, Inc., a national cooperative with over 40 member dairies that process fresh milk on a regional basis. This business, while viable, proved to have limited sales expansion capabilities in the US owing to the inherent regional distribution limitations of a "fresh" milk product with a short shelf life.

      The advent of extended shelf life (ESL) and aseptic long life milk presented us with the opportunity to increase dramatically sales on a national basis. In the third quarter of 2001 and the first quarter of 2002, we entered into production contracts with Shamrock Farms, located in Phoenix, Arizona and Jasper Products, of Joplin, Missouri, and began to market branded ESL and aseptic flavored milks to large national chain accounts. Since 2003, we have our ESL and aseptic milks produced by Jasper Products

      Middle East

      In December 2003, we entered into a third party production agreement with Saudia Dairy & Foodstuff Company, (SADAFCO) one of the largest Middle East dairy processors, headquartered in Jeddah, Saudi Arabia. SADAFCO processes our Slammers (R) branded flavored milks, including the Marvel line, for distribution in nine Middle East countries. Our international business is facilitated by AsheTrade, our international agent, with offices in Miami, Florida and Jeddah, Saudi Arabia.

      Mexico

      In December 2001, we commenced a contractual relationship with Neolac S.A, a national dairy processor located in central Mexico. We sell kits to Neolac, including production rights for our branded flavored milk for all of Mexico. Our responsibilities are to design and provide approved packaging artwork, to help determine the best tasting flavors for the particular market and to assist in the administration, promotion and expansion of the branded flavored milk program. Ingredients for the flavored milks are formulated to our specifications and supplied on an exclusive basis by Mastertaste. We do not have any responsibility for or participation in sales or distribution in Mexico.

      Canada

      In April 2002, we commenced a contractual relationship with Farmers Dairy, a dairy processor located in Halifax, Nova Scotia, Canada. We sold kits to Farmers Dairy, including production rights for our branded flavored milk products. In early 2004, the relationship with this processor terminated. Currently, we are negotiating with a large dairy processor for a third party production contract, that will be administered by a newly formed subsidiary to be known as Bravo! Brands (Canada) Ltd.

Products
--------

      Commencing in September of 2000, we implemented the "kit" sales program with third party dairy processors in the United States, for the production and sale of fresh branded flavored milk in single serve plastic bottles. This product, as with all of our U.S. products up to September 2000, had a limited shelf life of, generally, 21 days.

      In early 2002, we developed branded extended shelf life and aseptic, bacteria free, long life flavored milk products. The extended shelf life product was sold in 11.5oz single serve plastic bottles and had to be refrigerated. The shelf life of this product is 90 days. Our aseptic product does not require refrigeration and has a shelf life of 8 months. This product was packaged in an 11.2oz Tetra Pak Prisma(TM) sterile paper container. Both of these products were introduced to the public in the second and third quarters of 2002.

      Commencing in May 2002, we developed a new branded fortified flavored milk product under the "Slammers(R) Fortified Reduced Fat Milk" brand name. We use our Slammers(R) brand in conjunction with our licensed third party trademarks. Slammers(R) is made from 2 percent fat milk and is fortified with 11 essential vitamins. The introduction of this new product and the phase out of our "regular" branded milks occurred in the fourth quarter of 2002. Our Slammers(R) flavored milks are sold in the United States in single serve extended shelf life plastic bottles, as well as the long life aseptic Tetra Pak Prisma(TM) package. Our Slammers(R) flavored milks are sold in Mexico and have been sold in Canada in single serve extended shelf life plastic bottles.

      In October 2002, Parmalat introduced Looney Tunes(TM) brand fortified aseptic milk, packaged in an 8oz Tetra-Brik(TM) format under our Slammers Fortified Reduced Fat Milk(R) logo pursuant to a production agreement that we executed in June 2002. The 8oz Tetra Brik Slammers(R) does not require refrigeration and has a shelf life of 6 months.
Currently, this product is no longer available.

      In November 2002, we introduced Slim Slammers(R) Fortified Milk, a low calorie version of our Slammers (R)Fortified Reduced Fat Milk. Slim Slammers(R) Fortified Milk has no added sugar and is sweetened with sucralose, a natural sweetener made from sugar. Slim Slammers(R) Fortified Milk is made from 1 percent fat milk, is fortified with 11 essential vitamins and is available in the same flavors as our Slammers(R) brand. We reintroduced this product in the United States with a new package and formulation during 2004.

      In 2004, we announced our product development and brand strategy for seven new, separate and distinct single serve product lines. Ultimate Slammers(TM), Slim Slammers(R), Moon Pie Slammers(R), Pro-Slammers(TM), Starburst(R) Slammers(R), 3 Musketeers(R) Slammers(R), and Milky Way(R) Slammers(R) are all fortified and positioned to appeal directly to profiled demographic segments, including teens and pre teens for Ultimate Slammers(TM), Starburst(R) Slammers(R) and , Milky Way(R) Slammers(R), teens and sports enthusiasts for Pro-Slammers(TM), young to old for Moon Pie(R) Slammers(R) and health conscious adults for Slim Slammers(R) and3 Musketeers(R) Slammers(R).

      We launched four brands in 2004, beginning with Ultimate Slammers(R) in April and achieved national distribution of Ultimate Slammers(R) through both retail grocers and convenience stores by mid- summer. Roughly 10,000 retail supermarket stores carried this brand nationwide in 2004. This was followed by our June launch of Slim Slammers(R) and Moon Pie (R)Slammers(R) and the July release of our Pro-Slammers(TM) line.

Industry Trends
---------------

      The flavored milk industry has grown from approximately $750 million in 1995 to $2.5 billion in 2004. The single serve portion of this category is difficult to measure, since approximately 2/3 of the sales in the single serve milk industry are sold in immediate consumption channels or other channels that do not report scan-data. For example, Wal-Mart, has become the largest retailer in the USA for milk, selling an estimated 15% of total milk sales. Wal-Mart does not report sales for the industry data resources embodied in A.C. Neilson or IRI analyses. Similarly, most convenience stores and "up-and-down-the-street" retailers in the immediate consumption sales channels do not report either, and neither do vending and schools.

      We have analyzed the industry using reports available from milk and beverage industry sources. These include the total, segmented and rate of growth sales that are reported, the immediate consumption sales rates for all consumables compared to retail grocery buying patterns and opinions of experts in the milk industry as to the relative size of reported versus non-reported sales. Based upon these reports and analysis, we believe the current size of the single serve flavored milk industry (packaging 16 oz. or smaller) is approximately $1.5 billion domestically. The industry grew at annual rates of between 5 and 15 percent during the last five years but was virtually flat in the last two years while it digested the remarkable 10-year growth rates. We believe that this space is positioned for growth now and will continue to be in the immediate consumption channels such as vending, convenience stores and food service market segments.

Market Analysis
---------------

      The flavored milk business is a relatively new category in the dairy field. The flavored "refreshment" segment is both the fastest growing and most profitable category in the industry and is receiving the most attention in the industry today. Pioneered by Nestle with the NesQuik line and Dean Foods with its Chug brand, this "good for you" segment is in demand both in the U.S. and internationally.

      The International Dairy Foods Association reports that, although flavored milk currently amounts to only 5 to 6 percent of milk sales, it represents over 59% of the growth in milk sales. With the total milk category exceeding $9.3 billion in 2004, the flavored milk segment was approximately $2.5 billion in 2004, with single serve flavored milk growing to approximately $1.5 billion for the same period. Statistically, as the flavored segment grows, the entire category grows as well. In the past ten years, selling more flavored milks has resulted in more sales of white milk as well.

      In addition, the International Dairy Foods Association and Dairy Management Inc. have reported on studies suggesting that dairy products may help in weight loss efforts when coupled with a reduced calorie diet, based on data associating adequate calcium intake with lower body weight and reduced body fat. We continue to develop a niche in the single serve flavored milk business by utilizing strong, national branding as part of the promotion of our Slammers(R), Pro Slammers(TM) and Slim Slammers(R) products. This niche has as its focus the increased demand for single serve, healthy and refreshing drinks.

Market Segment Strategy
-----------------------

      The Bravo! product model addresses a very clear and concise target market. We know from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, specifically in the dairy area, in response to consumer interest and demand. To that end, we have and will continue to differentiate our products from those of our competitors through innovative product formulations and packaging designs, such as those implemented in our Slammers(R) and Pro Slammers(TM) fortified milk product lines and our Slim Slammers(R) low calorie, no sugar added products.

      Our Slammers(R) milk products have had promising results penetrating this arena as consumers continue to look for healthy alternatives to carbonated beverages. The positioning of our products as a healthy, fun and great tasting alternative refreshment drink at competitive prices to more traditional beverages creates value for the producer and the retailer alike. This "profit orientation" for the trade puts old-fashioned milk products in a whole new light. The consumer is happy, the retailer is happy and the producer is able to take advantage of the value added by the brand and the resulting overall increase in milk sales.

      We currently are implementing a very important "first-to-market" strategy that we feel will dramatically reposition our brands and company. Until now, all single served flavored milk in plastic bottles required refrigeration for storage, distribution, and shelf placement. Our strategic partner, Jasper Products, became America's first processor with FDA approval to offer a "shelf stable" re-sealable plastic bottle for ambient milk products that do not require refrigeration.

      The tactical advantage of distributing our milk products at ambient temperatures enables us to side-step a major entry barrier in our immediate consumption strategy. Most beverages are distributed ambient either through beverage distribution channels or warehouse "candy and tobacco" distributors. Refrigerated milk was relegated to dairy direct-store-delivery systems that are controlled by either regional dairy processors or larger national dairy holding companies such as Dean Foods or H.B. Hood. We avoid the roadblock of being reliant upon our competition for chilled distribution since we are now in the unique position to use the more traditional distribution network that accommodates non-refrigerated beverages. We currently are converting all of our products into ambient "shelf stable" re-sealable plastic bottles.

      We have been and continue to pursue a strategic goal of placing Slammers(R) milks in elementary, middle and high schools through ala carte lunch programs and vending facilities in school cafeterias and we are promoting our Slim Slammers(R) milks as low calorie, non-sugar added alternatives to traditional soft drinks. Penetration of this market segment has been limited by logistic and economic concerns of school administrators in the push to remove traditional carbonated soft drinks from schools in favor of milk and milk based products.

Competition
-----------

      Nestle pioneered the single serve plastic re-sealable bottle which has become the standard for this industry, and they currently enjoy a dominant market share. Dean Foods owns a number of regional single serve brands that are sold in this format, and they also have an exclusive license to produce Hershey brand flavored milk nationwide. Our analysis indicates that the Nestle's Nesquik brand accounts for approximately 30-35 percent of the U.S. single serve milk category, while Hershey's market share is approximately half that, at around 15%. The other competition comes from private label and regional dairy brands. Our Slammers(R) milks are the only other single serve brand distributed nationally in America in plastic re-sealable containers.

      Our resources for promotions have been limited, and we run significantly less promotional activities in comparison to our competitors. Where we are in direct competition with Nestle and Hershey, however, we have been able to maintain competitive sales levels.

      Employees

      We have twelve full time employees located at our North Palm Beach corporate offices. China Premium Food Corp (Shanghai) Co. Ltd. ceased operations and does not maintain any employees in China.


ITEM 2 - DESCRIPTION OF PROPERTY

      We currently do not own any real property. As of February 1, 1999, we moved corporate offices from West Palm Beach to 11300 US Highway 1, Suite 202, North Palm Beach, Florida, pursuant to a lease with HCF Realty, Inc., having an initial term of five years. The current aggregate monthly rent amounts to approximately $7,468, which includes an expansion of our office space from 2,485 square feet to 3,490 square feet. The term of this lease has been extended for six years to October 30, 2010.

      We do not have a policy to acquire property for possible capital gains or income generation. In addition, we do not invest in securities of real estate entities or developed or underdeveloped properties.


ITEM 3. - LEGAL PROCEEDINGS

      There currently are no claims or lawsuits against us for which a report is required.


ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None in the fourth quarter 2004

                                   PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price
-------------------------

      Of the 57,793,501 shares of common stock outstanding as of December 31, 2004, all but approximately 850,000 shares can be traded on the over-the-counter trading on the OTC Electronic Bulletin Board, which trading commenced October 24, 1997. Of this amount, 7,498,329 shares are held by affiliates. The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.


QUARTER             HIGH BID PRICE      LOW BID PRICE
-------             --------------      -------------

2003

First Quarter           .28                 .20
Second Quarter          .23                 .09
Third Quarter           .16                 .09
Fourth Quarter          .12                 .05

2004

First Quarter           .17                 .06
Second Quarter          .34                 .14
Third Quarter           .27                 .13
Fourth Quarter          .22                 .09

Equity holders at March 3, 2005
-------------------------------


    Common stock                   59,917,797 shares    1,900 holders (approximate)
    Series B preferred stock          107,440 shares        1 holder
    Series F preferred stock           55,515 shares        3 holders
    Series H preferred stock          165,500 shares        7 holders
    Series I preferred stock           30,000 shares        2 holders
    Series J preferred stock          200,000 shares        1 holder
    Series K preferred stock           95,000 shares        1 holder

Dividends
---------

      We have not paid dividends on our common stock and do not anticipate paying dividends. Management intends to retain future earnings, if any, to finance working capital, to expand our operations and to pursue our acquisition strategy.

      The holders of common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by our board of directors out of the assets and funds legally available therefor. The availability of funds is dependent upon dividends or distribution of profits from our subsidiaries and may be subject to regulatory control and approval by the appropriate government authorities on either a regional or national level.

      We have accrued dividends for our convertible preferred stock in the amount of $339,904 at December 31, 2003 and $388,632 for the period ended December 31, 2004.

Sale of unregistered securities
-------------------------------

Quarter Ended December 31, 2004

      On October 6, 2004, we converted $25,000 of our November 2003 Convertible Promissory Note into 500,000 shares of common stock pursuant to a September 23, 2004 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion did not include accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On October 6, 2004, we issued 500,000 shares of our common stock to Knightsbridge Holdings, LLC, pursuant to a consulting agreement dated November 10, 2003. We issued the common stock pursuant to our SB-2 registration statement, declared effective on August 3, 2004. The issued and outstanding equity reported in our Form 10QSB for the period ended March 31, 2004 reflects these shares of common stock.

      On October 13, 2004, we issued 250,000 restricted shares of our common stock in a private placement to Arthur Blanding, at the market price of $0.12 per share, pursuant to Section4(2) of the Securities Act of 1934. Mr. Blanding, who solicited the purchase, is an accredited investor and has been a director of the Company since 1999.

      On October 15, 2004, we issued 750,000 shares of our common stock to Marvel Enterprises, Inc., as partial compensation under a license agreement dated February 1, 2004. We issued the common stock pursuant to our SB-2 registration statement, declared effective on August 3, 2004. The issued and outstanding equity reported in our Form 10QSB for the period ended March 31, 2004 reflects these shares of common stock.

      On October 29, 2004, we entered into Subscription Agreements with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited and Stonestreet Limited Partnership for the issuance of convertible 10% notes in the aggregate amount of $550,000 and five-year "C" warrants for the purchase of, in the aggregate, 2,200,000 shares of common stock, at $0.15 per share, and the repricing of five-year "A" warrants, issued June 30, 2004 for the purchase of, in the aggregate, 3,200,000 shares of common stock, from $0.25 to $0.15 per share. The notes are convertible into shares of our common stock at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing May 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on April 30, 2006, if our common stock trades above $0.15 for the five trading days prior to the due date of an installment payment and the underlying common stock is registered. In connection with this transaction, we issued additional notes, without attached warrants, in the aggregate amount of $27,500 to Gem Funding, LLC, Bi-Coastal Consulting Corp., Stonestreet Limited Partnership and Libra Finance, S.A upon identical terms as the principal notes, as a finder's fee, and paid $12,500 in legal fees. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

      On December 17, 2004, we converted $50,000 of our April 2004 Convertible Promissory Note into 500,000 shares of common stock pursuant to a December 8, 2004 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversion did not include accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On December 20, 2004, we converted $25,000 of our April 2004 Convertible Promissory Note into 265,958 shares of common stock pursuant to a December 9, 2004 notice of conversion from Bi Coastal Consulting Corp., at a fixed conversion price of $0.10. The conversion included $1,595.89 accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On December 20, 2004, we converted $50,000 of our November 2003 Convertible Promissory Note into 1,000,000 shares of common stock pursuant to a December 8, 2004 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion did not include accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On December 27, 2004, we converted 10,000 shares of Series F Convertible Preferred Stock into 1,290,323 shares of common stock pursuant to a December 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.0775. The conversion did not include accrued and unpaid dividends on the converted preferred. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering and Rule 144.

      On December 27, 2004, we converted 10,000 shares of Series F Convertible Preferred Stock into 1,290,323 shares of common stock pursuant to a December 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.0775. The conversion did not include accrued and unpaid dividends on the converted preferred. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering and Rule 144.

      On December 29, 2004, we closed a funding transaction with Momona Capital Corp. and Ellis International Ltd. for the issuance of convertible 10% notes in the aggregate amount of $200,000 and five-year "C" warrants for the purchase of, in the aggregate, 800,000 shares of common stock, at $0.15 per share. The notes are convertible into shares of our common stock at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing May 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on April 30, 2006, if our common stock trades above $0.15 for the five trading days prior to the due date of an installment payment and the underlying common stock is registered. In connection with this transaction, we issued additional notes, without attached warrants, in the aggregate amount of $10,000 to the investors upon identical terms as the principal notes, as a finder's fee, and paid $3,500 in legal fees. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to an amendment to an October 29, 2004 Regulation D offering.

      On December 31, 2004, we issued 8,095,105 shares of our common stock and options for 150,000 shares at an exercise price of $0.25 per share, pursuant to a Form S-8 registration statement filed December 23, 2004, as follows:


           Description              Employee / Consultant                             Common Shares

Compensation Plan: issue
common for existing options

                                    Arthur W. Blanding - Director                           170,000
                                    Robert J. Cummings - Director                           255,000
                                    Paul Downes - Director                                  205,000
                                    Michael Edwards - VP                                    600,000
                                    Stanley A. Hirschman - Director                         100,000
                                    Tommy E. Kee - CFO                                      300,000
                                    John J. McCormack - Director                            205,000
                                    Benjamin Patipa - VP                                    300,000
                                    Phillip Pearce - Director                               205,000
                                    Roy D. Toulan, Jr. VP- General Counsel                  300,000
                                    Roy Warren - CEO, Director                            2,755,000

Compensation Plan: issue
common in lieu of 10% of salary

                                    Roy Warren - CEO                                        291,282
                                    Tommy E. Kee - CFO                                       87,385
                                    Roy D. Toulan, Jr. VP- General Counsel                  196,615
                                    Michael Edwards - VP                                    149,282
                                    Benjamin Patipa - VP                                     87,385
                                    Bryce Boynton                                            29,128
                                    Nicole Warren                                            21,486

Employment Contract
                                    Roy D. Toulan, Jr. VP- General Counsel                  100,000

Employment Contract
                                    Michael Edwards - VP                                    116,189

Common in lieu of cash -
consultants and non-fund raising
service providers

                                    Joseph Zappulla - public relations                      111,111
                                    Stanley Harris - marketing                               75,227
                                    David Uhlman - operations                                40,000
                                    Timothy Preuniger - operations                           50,000
                                    Roy D. Toulan, Jr. - legal                              303,506
                                    Marc J. Ross - legal                                    250,000

Options  for common stock in
lieu of cash - consultants)
                                    Tim Ransom                                  Options for 150,000
                                                                               shares @ $0.25/share

Consultant Agreements               Knightsbridge Capital, LLC, alter ego
                                    for Robert Press, financial advisor;
                                    corporate planning                                      250,000




                                    Black Dog Communications Group,
                                    Inc., alter ego for Shep Doniger,
                                    public relations                                         41,509

                                    Geoffrey Eiten, strategic planning; part
                                    of 1,500,000 shares registered under
                                    Form S-8                                                500,000

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Our business model includes the development and marketing of our company owned Slammers(R) trademarked brand, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and the granting of production and marketing rights to processor dairies to produce branded flavored milk. We generate revenue in our international (non-US) business through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the dairy processors for the production, promotion and sales rights for the branded flavored milk. In the United States, we generate revenue from the unit sales of finished branded flavored milks to retail consumer outlets.

      Our new product introduction and growth expansion continues to be expensive, and we reported a net loss of $3,799,926 for the year ended December 31, 2004. As shown in the accompanying financial statements, we have suffered operating losses and negative cash flows from operations since inception and at December 31, 2004 have an accumulated deficit, a capital deficit, are delinquent on certain debts and have negative working capital. These conditions give rise to substantial doubt about our ability to continue as a going concern. As discussed herein, we plan to work toward profitability in our U.S. and international business and obtain additional financing. While there is no assurance that funding will be available or that we will be able to improve our operating results, we are continuing to seek equity and/or debt financing. We cannot give any assurances, however, that management will be successful in carrying out our plans.

CORPORATE GOVERNANCE

The Board of Directors

      Our board has positions for nine directors that are elected as Class A or Class B directors at alternate annual meetings of our shareholders.
We presently have two mid-term vacancies on the board. Six of the seven current directors of our board are independent. Our chairman and chief executive officer are separate. The board meets regularly either in person or by telephonic conference at least four times a year, and all directors have access to the information necessary to enable them to discharge their duties. The board, as a whole, and the audit committee in particular, review our financial condition and performance on an estimated vs. actual basis and financial projections as a regular agenda item at scheduled periodic board meetings, based upon separate reports submitted by our chief executive officer and chief financial officer. Our shareholders elect directors after nomination by the board or the board appoints directors when a vacancy arises prior to an election. This year we have adopted a nomination procedure based upon a rotating nomination committee made up of those members of the director Class not up for election. The board presently is examining whether this procedure, as well as the make up of the audit and compensation committees, should be the subject of an amendment to the by-laws.

Audit Committee

      Our audit committee is composed of three independent directors and functions to assist the board in overseeing our accounting and reporting practices. Our financial information is booked in house by our CFO's office, from which we prepare financial reports. Lazar Levine & Felix LLP, independent registered public accountants and auditors, audit or review these financial reports. Our chief financial officer reviews the preliminary financial and non-financial information prepared in house with our securities counsel and the reports of the auditors. The committee reviews the preparation of our audited and unaudited periodic financial reporting and internal control reports prepared by our chief financial officer. The committee reviews significant changes in accounting policies and addresses issues and recommendations presented by our internal and external certified accountants as well as our auditors. Currently, there is one vacancy on the audit committee.

Compensation Committee

      Our compensation committee is composed of three independent directors and reviews the compensation structure and policies concerning executive compensation. The committee develops proposals and recommendations for executive compensation and presents those recommendations to the full board for consideration. The committee periodically reviews the performance of our other members of management and the recommendations of the chief executive officer with respect to the compensation of those individuals. Given the size of our company, the board periodically reviews all such employment contracts. The board must approve all compensation packages that involve the issuance of our stock or stock options. Currently, there is one vacancy on the compensation committee.

Nominating Committee

      The nominating committee was established in the second quarter 2002 and consists of those members of the director Class not up for election. The committee is charged with determining those individuals who will be presented to the shareholders for election at the next scheduled annual meeting. The full board fills any mid term vacancies by appointment.

CRITICAL ACCOUNTING POLICIES

Estimates

      This discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our company's estimates, including those related to reserves for bad debts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. Our use of estimates, however, is quite limited as we have adequate time to process and record actual results from operations.

Revenue recognition

      United States
      -------------

      We recognize revenue in the United States at the gross amount of our invoices for the sale of finished product to wholesale buyers. We take title to our branded flavored milks when they are shipped by our third party processors and recognize as revenue the gross wholesale price charged to our wholesale customers. Our gross margin is determined by the reported wholesale price less the cost charged by Jasper Products, our third party processor, to produce the branded milk products.

      Prior to 2004, we reported revenue in the United States from our sale of "kits" to third party processors and from the differential between the cost of producing our finished product and the wholesale price of our finished product. Commencing in the first quarter 2004, we report revenue from our sale of finished product on the wholesale level. We report the cost of producing the product charged by a third party processor as the cost of goods sold. This change in revenue recognition has resulted in materially higher reported revenue for our company, with a corresponding material increase in reported costs of goods sold.

      In certain circumstances in our U.S. business, we are required to pay slotting fees, give promotional discounts or make marketing allowances in order to secure wholesale customers. These payments, discounts and allowances reduce our reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 101.

      International Sales
      -------------------

      We recognize revenue in our international (non US) business at the gross amount of our invoices for the sale of kits at the time of shipment of flavor ingredients to processor dairies with whom we have production contracts for extended shelf life and aseptic long life milk. We base this recognition on our role as the principal in these transactions, our discretion in establishing kit prices (including the price of flavor ingredients and production right fees), our development and refinement of flavors and flavor modifications, our discretion in supplier selection and our credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model consists of the cost of the processors' purchase of flavor ingredients and fees charged by us to the processors for production rights. We formulate the price of production rights to cover our intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. We recognize revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously record as cost of goods sold the cost of flavor ingredients paid by the processor dairies to ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

      Pursuant to EITF 99-19, international sales of kits made directly to customers by us are reflected in the statements of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue.

RESULTS OF OPERATIONS

Financial Condition at December 31, 2004

      As of December 31, 2004, we had an accumulated deficit of $33,737,029, cash on hand of $113,888 and reported total capital deficit of $3,029,694.

      For this same period of time, we had revenue of $3,344,699 and general and administrative expense of $2,639,085.

      After interest expenses of $240,447, cost of goods sold of $2,374,805, product development costs of $85,671 and selling expenses of $1,804,617 incurred in operations, we had a net loss of $3,799,926.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Consolidated Revenue
--------------------

      We had revenue for the year ended December 31, 2004 of $3,344,699, with cost of sales of $2,374,805, resulting in a gross margin of $969,894. This revenue and resultant gross margin are net of slotting fees, promotional discounts and marketing allowances for this period in the amount of $204,755. Of the reported $3,344,699, U.S. sales accounted for $2,771,081 with an additional $573,618 from international sales in Mexico and the Middle East. Our reported revenue for the year ended December 31, 2004 increased by $2,144,557, a 178.69% increase compared to revenue of $1,200,142 for the same period in 2003. This increase is the result of a change in our method of revenue recognition in the United States, commencing January 1, 2004, when we began to act as the principal in these transactions, rather than as an agent. In addition, in the first quarter of 2004, we began to phase out our Looney Tunes(TM) flavored milk products and to develop four new branded product lines in the United States, including the launch of our Slammers(R) line of Marvel Comics Super Heroes(R) branded flavored milks during the second quarter 2004. We also began to ship kits to our third-party Middle East dairy processor during the second quarter 2004.

Consolidated Cost of Sales
--------------------------

      We incurred cost of goods sold of $2,374,805 for the year ended December 31, 2004, $2,262,055 of which was incurred in our U.S. business, and $112,750 in connection with out international sales. Cost of goods sold in 2004 increased by $2,182,307, a 1133.68% increase compared to $192,498 for the same period in 2003. The increase in cost of goods sold reflects an increase in sales, the change in our role from agent to principal during this period and the concomitant increase in reported cost of goods sold associated with that change.

      In countries except the United States, our revenue is generated by the sale of kits to dairy processors. Each kit consists of flavor ingredients for flavored milks and production rights to manufacture and sell the milks. In line with our revenue recognition policies, we recognize the full invoiced kit price as revenue, less the cost of production charged by the processor, which we record as cost of goods sold.

      In the United States, we are responsible for the sale of finished Slammers(R) flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, we recognize as revenue the invoiced wholesale prices that we charge to the retail outlets that purchase the Slammers(R) flavored milks. We report, as cost of goods sold, the price charged to us by Jasper Products, a third party processor under contract with our company, for producing the finished Slammers(R) products.

Segmented revenues and costs of sales
-------------------------------------

      The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. In countries other than the United States, revenues for the period ended December 31, 2004 were generated by kit sales to third party processors. Our revenue from the sale of finished product to retail outlets is recorded as "unit sales" on the following table.


                                United                                 Middle         Total
2004                            States        Canada      Mexico        East         Company
                                ------        ------      ------       ------        -------

Revenue - unit sales         $ 2,726,702     $     -     $      -     $      -     $ 2,726,702
Revenue - gross kit sales         44,379           -      119,968      453,650         617,997
                             -----------     -------     --------     --------     -----------
Total revenue                  2,771,081           -      119,968      453,650       3,344,699

Cost of goods sold            (2,262,055)          -      (55,609)     (57,141)     (2,374,805)
                             -----------     -------     --------     --------     -----------

Gross margin                 $   509,026     $     -     $ 64,359     $396,509     $   969,894
                             ===========     =======     ========     ========     ===========


                                United                                                Total
2003                            States        Canada      Mexico       China         Company
                                ------        ------      ------       -----         -------

Revenue - unit sales         $   356,985     $     -     $      -     $      -     $   356,985
Revenue - net kit sales            2,737           -            -            -           2,737
Revenue - gross kit sales        629,999      43,745      145,362       21,314         840,420
                             -----------     -------     --------     --------     -----------
Total revenue                    989,721      43,745      145,362       21,314       1,200,142

Cost of goods sold              (127,647)    (10,403)     (45,247)      (9,201)       (192,498)
                             -----------     -------     --------     --------     -----------

Gross margin                 $   862,074     $33,342     $100,115     $ 12,113     $ 1,007,644
                             ===========     =======     ========     ========     ===========

      United States
      -------------

      Revenues for the period ended December 31, 2004 in the United States increased from $989,721 for the same period in 2003 to $2,771,081 in 2004, a 179.99% increase. The increase is the result of a change in revenue recognition and the introduction of our new product lines during this period.

      In the period ended December 31, 2004, our gross margin for U.S. sales of $509,026 decreased by $353,048, or by 40.95%, from $862,074 for the same period in 2003. The decrease in gross margin was the result of our role change from agent to principal in our US sales transactions, which required us to recognize the entire cost of production of our milk products against revenues from the wholesale sales for those products.

      Foreign Sales
      -------------

      Revenues for the period ended December 31, 2004 from kit sales in foreign countries increased from $210,421 for the same period in 2003 to $573,618, a 172.6 % increase. The increase is the result of sales growth in Mexico and the Middle East during this period.

      We recorded $112,750 in costs of kit sales in foreign countries for the period ended December 31, 2004, an increase of $47,899 or 73.86% from $64,851 for the same period in 2003. As a percentage of sales, the costs of goods sold decreased 19.7% for the period ended December 31, 2004, from 30.8% for the same period in 2003. The decrease in cost of goods sold as a percentage of sales was the result of the commencement of sales in the Middle East, which had significantly lower costs of goods sold as a percentage of sales than occurred China, Mexico and Canada.

      For the period ended December 31, 2004, the gross profit of $460,868 for kit sales in foreign countries increased by $315,298 or 216.6%, from $145,570 for the same period in 2003. The increase in gross profit was consistent with the increase in sales volume and the decease in cost of goods sold for this period.

Consolidated Operating Expenses
-------------------------------

      We incurred selling expenses of $1,804,617 for the period ended December 31, 2004, of which we incurred $1,664,520 in our United States operations. Our selling expense for this period increased by $64,767, a 3.72% increase compared to selling expense of $1,739,850 for the same period in 2003. The increase in selling expenses in the current period was due to increased freight and promotional charges associated with our transition away from our Looney Tunes(TM) product line and the development of four new product lines, utilizing newly licensed and directly owned branded trademarks.

      Our incurred general and administrative expenses for the period ended December 31, 2004 were $2,639,085, most of which we incurred in our United States business operations. Our general and administrative expenses for this period increased by $389,407, a 17.31% increase compared to $2,249,678 for the same period in 2003. The increase in general and administrative expenses for the current period in 2004 is the result of the accrual of the compensation value of the conversion of management's and directors' options to common stock, in the amount of $269,750 plus the recording of an additional payroll period in 2004. This expense is a one-time charge.

      As a percentage of total revenue, our general and administrative expenses decreased from 187.5% in the period ended December 31, 2003, to 78.9% for the current period in 2004. We anticipate a continued effort to reduce these expenses as a percentage of sales through revenue growth, cost cutting efforts and the refinement of business operations.

Interest Expense
----------------

      We incurred interest expense for the period ended December 31, 2004 of $240,447. Our interest expense increased by $210,914, a 714.16% increase compared to $29,533 for the same period in 2003. The increase was due to additional loans in 2004 and utilizing debt to finance our operations during this period's transition in licensors of intellectual property utilized by our company and the development and launch of new product lines.

Loss Per Share
--------------

      We accrued dividends payable of $388,632 to various series of preferred stock during the period ended December 31, 2004. Our accrued dividends increased for this period by $48,728, or 14.33%, from $339,904 for the same period in 2003. The net loss before accrued dividends increased by $782,939, from $3,016,987 for the period ended December 31, 2003 to $3,799,926 for the current period, and the increase in accrued dividends was offset by the increase in the weighted average number of common shares outstanding, resulting in a decrease in our current period loss per share from $0.15 for the same period in 2003, to a loss per share of $0.10 for the current period.

Liquidity and Capital Resources

Operations
----------

      As of December 31, 2004, we reported that net cash used in operating activities was $4,122,830, net cash provided by financing activities was $4,257,500 and net cash used in investing activities was $78,952. We had a negative working capital of $2,365,969 as of December 31, 2004.

      Compared to $1,562,389 of net cash used in operating activities in the period ended December 31, 2003, our current year net cash used in operating activities increased by $2,560,441 to $4,122,830. This increase was the result of our utilization of cash rather than equity to pay service providers in this current period and changes in deferred product development costs, prepaid expenses, accounts payable and accrued expenses. Included in the net loss in this current period were depreciation and amortization and stock compensation for a finder's fee aggregating $974,847, compared to $194,635 for the same period in 2003.

      Changes in accounts receivable in this current period in 2004 resulted in a cash decrease of $26,047, compared to a cash increase in receivables of $210,228 for the same period in 2003, having a net result of a decrease of $236,275. The changes in accounts payable and accrued liabilities in the period ended December 31, 2003 contributed to a cash increase of $1,285,443, whereas the changes in accounts payable and accrued liabilities for the current period in 2004 amounted to a decrease of $593,475. We have adopted and will keep implementing cost-cutting measures to lower our costs and expenses and to pay our company's accounts payable and accrued liabilities by using cash and equity instruments. Our cash flow generated through operating activities was inadequate to cover all of our cash disbursement needs in the period ended December 31, 2004, and we had to rely on equity and debt financing to cover expenses.

      Cash used in 2004 in investing activities for equipment was $78,952 for software, computer equipment and leasehold improvements in the U.S., compared to $31,323 for the same period in 2003.

      Net cash provided by financing activities for the period ended December 31, 2004 was $4,257,500. Net cash provided by financing activities for the same period in 2003 was $1,427,062, for a net increase of $2,830,438. The increase was due primarily to issuing Series K preferred stock with gross proceeds of $950,000 and debt in the aggregate amount of $3,427,500 in this current period.

      We used the proceeds of the current period financing for working capital purposes and to repay approximately $1,128,386 for a note to Jasper Products.

      Going forward, our primary requirements for cash consist of the following:

      * the continued development of our business model in the United States and on an international basis;

      * general overhead expenses for personnel to support the new business activities;

      * development, launch and marketing costs for our line of new branded flavored milk products, and

      * the payment of guaranteed license royalties.

      We estimate that our need for financing to meet cash needs for operations will continue through the fourth quarter of 2005, when we expect that cash supplied by operating activities will approach the anticipated cash requirements for operation expenses. We anticipate the need for additional financing in 2005 to reduce our liabilities, assist in marketing and to improve shareholders' equity status. No assurances can be given that we will be able to obtain additional financing, or that operating cash flows will be sufficient to fund our operations.

      We currently have monthly working capital needs of approximately $220,000. We will continue to incur significant selling and other expenses in 2005 in order to derive more revenue in retail markets, through the introduction and ongoing support of our new products. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as we expand our sales markets and increase our sales within established markets. Freight charges will be reduced as we are able to ship more full truckloads of product given the reduced per unit cost associated with full truckloads versus less than full truckloads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. We believe that along with the increase in our unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate cash needs. In addition, we are actively seeking additional financing to support our operational needs and to develop an expanded promotional program for our products.

      We are continuing to explore new points of sale for our branded flavored milk. Presently, we are aggressively pursuing the school and vending market through trade/industry shows and individual direct contacts. The implementation of such a school base program, if viable, could have an impact on the level of our revenue during 2004. Similarly, we expect that the greater control over sales resulting from our refined business model and the anticipated expansion into bodega stores as well as national chains, such as 7-Eleven, will have a positive impact on revenues.

New Product Lines
-----------------

      In the third quarter 2003, we commenced an analysis of the Looney Tunes(TM) brand performance within the context of the possible renewal of our Warner Bros. licenses for United States, Mexico, China and Canada. In the fourth quarter 2003, we concluded that, as a function of the sales of flavored milks, the Looney Tunes(TM) brand has not supported the guaranteed royalty structure required by Warner Bros. for its licenses. In the fourth quarter 2003, we decided not to renew our license agreements with Warner Bros., and began to develop new products in anticipation of the consummation of other license relationships with Marvel Comics and MoonPie for co-branded flavored milk, as well as a new single Slammers(R) brand.
We have developed new aseptic products in anticipation of these licenses and our own singular brand. We launched four brands in 2004, beginning with Ultimate Slammers in April and achieved national distribution of Ultimate Slammers through both retail grocers and convenience stores by mid- summer. Roughly 10,000 retail supermarket stores carried this brand nationwide in 2004. This was followed by the June launch of Slim Slammers(R) and Moon Pie Slammers(R) and the July release of the Pro-Slammers(TM).

      Coincident with the Marvel license, we executed a production agreement with Saudia Dairy & Foodstuff Company (SADAFCO), one of the largest Middle East dairy processors, headquartered in Jeddah, Saudi
Arabia.  SADAFCO processes   our Slammers (R) branded flavored milks,
including the Marvel line, for distribution in nine Middle East countries. SADAFCO has the capacity to process our branded milk products for distribution throughout the European Community. AsheTrade, our international agent, facilitated our international business in 2004 with offices in Miami, Florida and Jeddah, Saudi Arabia.

      On September 21, 2004, we entered into a licensing agreement with Masterfoods USA, a division of Mars, Incorporated, for the use of Masterfood's Milky Way(R) Starburst(R) and 3 Musketeers(R) trademarks in connection with the manufacture, marketing and sale of single serve flavored milk drinks in the United States, our possessions and Territories, and US Military installations worldwide. The license limits the relationship of the parties to separate independent entities. The initial term of the license agreement expires December 31, 2007. We have agreed to pay a royalty based upon the total net sales value of the licensed products sold and advance payments of certain agreed upon guaranteed royalties. Ownership of the licensed marks and the specific milk flavors to be utilized with the marks remains with Masterfoods. We have been granted a right of first refusal for other milk beverage products utilizing the Masterfoods marks within the license territory.

External Sources of Liquidity
-----------------------------

      Individual Loans
      ----------------

      On November 6 and 7, 2001, respectively, we received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable February 1, 2002 and bear interest at the annual rate of 8%. These loans are secured by a general security interest in all our assets. On February 1, 2002, the parties agreed to extend the maturity dates until the completion of the anticipated Series H financing. On September 18, 2002, the respective promissory note maturity dates were extended by agreement of the parties to December 31, 2002. On September 18, 2002, we agreed to extend the expiration dates of warrants issued in connection with our Series D and F preferred until September 17, 2005 and to reduce the exercise price of certain of those warrants to $1.00, in partial consideration for the maturity date extension. The holders of these notes have agreed to extend the maturity dates, and the notes are now payable on a demand basis.

      On August 27, 2003, we received the proceeds of a loan from Mid-Am Capital, L.L.C., in the amount of $150,000. The note was payable November 25, 2003 and bears interest at the annual rate of 10%. This loan was secured by a general security interest in all our assets. On April 2, 2004, this note was paid and cancelled.

      On January 28, 2004, we converted accounts payable in the amount of $1,128,386 by the issuance of a 10% short term promissory note to Jasper Products, LLC, dated January 1, 2004, in the principal amount of $1,128,386 for amounts owed to Jasper in connection with Jasper's processing and sale of our products. As of March 31, 2004, we paid $200,000 in principal and was credited an additional $11,350. On April 20, 2004, we paid an additional $200,000. On May 7, 2004, we paid $717,036 in full payment of the note's principal and accrued interest.

      On May 6, 2004, we issued a secured promissory note to Mid- Am Capital LLC in the principal amount of $750,000. The note provides for 8% interest. The note's original maturity date of September 4, 2004 has been extended to January 31, 2005. We issued warrants to purchase 3,000,000 shares of our common stock to Mid-Am in connection with this promissory note. The warrants are exercisable for one year from issue at an exercise price of $0.25 per share. We used the proceeds of this promissory note to pay the promissory note issued to Jasper Products in January 2004.

      Convertible Debentures
      ----------------------

      To obtain funding for our ongoing operations, we entered into the following financing transactions in 2004.

April 2004
----------

      In April 2004, we entered into a Subscription Agreement with two accredited investors for the sale of (i) $500,000 in convertible debentures and (ii) warrants to buy 3,000,000 shares of our common stock at $0.15 per share. In connection with this financing, we paid a fee, which included an aggregate of convertible debentures in the amount of $50,000.

      The debentures issued in connection with the April 2004 financing bear interest at 10%. The principal on the notes is due in equal monthly installments commencing on November 1, 2004 until October 1, 2005. On October 1, 2005, all principal and interest shall become due. In the event that our common stock has a closing price in excess of $.20 for the five days preceding the monthly payment, then, within our discretion, the monthly payment may be deferred. The notes are convertible into our common stock at $0.10 per share. Based on this conversion price, the $550,000 convertible debentures, excluding interest, were convertible into 5,500,000 shares of our common stock.

      The note holders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

June 2004
---------

      In June 2004, we entered into a Subscription Agreement with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited, Stonestreet Limited Partnership and Mid-Am Capital L.L.C for the issuance of convertible 10% notes in the aggregate amount of $1,300,000 and five-year "A" warrants for the purchase of, in the aggregate, 5,200,000 shares of common stock, at $0.25 per share, and five-year "B" warrants for the purchase of, in the aggregate, 13,000,000 shares of common stock, at $2.00 per share. In connection with the October 2004 financing, we subsequently amended the exercise price to $.15 for the "A" warrants issued to Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited and Stonestreet Limited Partnership. The notes are convertible into shares of our common stock at $0.15 per common share. The notes are payable in twelve equal monthly installments, commencing January 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on December 1, 2005, if our common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. In connection with this transaction, we issued additional notes in the aggregate amount of $40,000 to Gem Funding, LLC, Bi-Coastal Consulting Corp., Stonestreet Limited Partnership and Libra Finance, S.A upon identical terms as the principal notes, as a finder's fee, and paid $12,500 in legal fees. The common stock underlying all notes and warrants carry registration rights.

      The note holders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

October 2004
------------

      On October 29, 2004, we entered into Subscription Agreements with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited and Stonestreet Limited Partnership for the issuance of convertible 10% notes in the aggregate amount of $550,000 and five-year "C" warrants for the purchase of, in the aggregate, 2,200,000 shares of common stock, at $0.15 per share, and the repricing of five-year "A" warrants, issued June 30, 2004 for the purchase of, in the aggregate, 3,200,000 shares of common stock, from $0.25 to $0.15 per share. The notes are convertible into shares of common stock at $0.10 per common share. The notes are payable in twelve equal monthly installments, commencing May 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on April 30, 2006, if our common stock trades above $0.15 for the five trading days prior to the due date of an installment payment and the underlying common stock is registered. In connection with this transaction, we issued additional notes, without attached warrants, in the aggregate amount of $27,500 to Gem Funding, LLC, Bi-Coastal Consulting Corp., Stonestreet Limited Partnership and Libra Finance, S.A upon identical terms as the principal notes, as a finder's fee, and paid $12,500 in legal fees. The common stock underlying all notes and warrants carry registration rights.

      The note holders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

December 2004
-------------

      In December 2004, we entered into Subscription Agreements with Momona Capital Corp. and Ellis International Ltd. for the issuance of convertible 10% notes in the aggregate amount of $200,000 and five-year "C" warrants for the purchase of, in the aggregate, 800,000 shares of common stock, at $0.15 per share. The notes are convertible into shares of common stock at $0.10 per common share. The notes are payable in twelve equal monthly installments, commencing May 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on April 30, 2006, if our common stock trades above $0.15 for the five trading days prior to the due date of an installment payment and the underlying common stock is registered. In connection with this transaction, we issued additional notes, without attached warrants, in the aggregate amount of $10,000 to Momona Capital Corp. and Ellis International Ltd. upon identical terms as the principal notes, as a finders' fees. The common stock underlying all notes and warrants carry registration rights.

      The note holders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.


EFFECTS OF INFLATION

      We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 7. - FINANCIAL STATEMENTS

      The financial statements for the years ended December 31, 2004 and 2003 are contained on pages F-1 to F-30, which follow.

                      BRAVO! FOODS INTERNATIONAL CORP.

                      --------------------------------


                            FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 2003 and 2004

               ----------------------------------------------

                      BRAVO! FOODS INTERNATIONAL CORP.

                        INDEX TO FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm      F-3

Consolidated Financial Statements

      Balance Sheets                                         F-4  to F-5

      Statements of Operations and Comprehensive Loss        F-6

      Statements of Capital Deficit                          F-7

      Statements of Cash Flows                               F-8

      Notes to Consolidated Financial Statements             F-9 to F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Bravo! Foods International Corp.
North Palm Beach, Florida


We have audited the accompanying consolidated balance sheets of Bravo! Foods International Corp. as of December 31, 2003 and 2004 and the related statements of operations and comprehensive loss, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (U.S.). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo! Foods International Corp. as of December 31, 2003 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a net loss of $3,799,926 for the year ended December 31, 2004 and as of that date had a working capital deficiency of $2,365,969 and a shareholders' deficit of $3,029,694. The Company is also delinquent in payment of certain debts. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management's actions in regard to these matters are more fully described in Note 1.


------------------------
LAZAR LEVINE & FELIX LLP

New York, New York
March 4, 2005

                      BRAVO! FOODS INTERNATIONAL CORP.

                         CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                         -----------------------------
                                                                             2003             2004
                                                                         ------------     ------------

Assets

Current assets:

  Cash and cash equivalents                                              $     58,859     $    113,888
  Accounts receivable, net                                                     25,921           51,968
  Other receivables                                                             6,331                -
  Inventories                                                                  54,995           11,656
  Prepaid expenses                                                            201,617          551,510
                                                                         ------------     ------------

      Total current assets                                                    347,723          729,022

Furniture and equipment, net                                                   68,623          111,206
License rights, net of accumulated amortization                                24,065           67,301
Trademarks, net                                                                     -           10,249
Deferred product development costs                                             41,711          162,169
Deposits                                                                       10,736           13,900
                                                                         ------------     ------------

Total assets                                                             $    492,858     $  1,093,847
                                                                         ============     ============

Liabilities and Capital Deficit

Current liabilities:
  Note payable to International Paper                                    $    187,743     $    187,743
  Notes payable to Alpha Capital                                              100,000          217,954
  Notes payable to Mid-Am Capital LLC                                         150,000          111,262
  Notes Payable to Libra Finance                                                    -           40,106
  Notes Payable to Longview                                                         -           54,086
  Notes Payable to Stonestreet                                                      -           47,014
  Notes Payable to Whalehaven                                                       -           17,082
  Notes Payable to Bi-Coastal                                                       -           13,649
  Notes Payable to Gem Funding                                                      -            8,231
  License fee payable to Warner Brothers                                      147,115          147,115
  Note Payable to Gamma                                                             -           59,678
  Note Payable to Momona                                                            -           25,885
  Note Payable to Ellis                                                             -           25,885
  Accounts payable                                                          2,123,705        1,763,339
  Accrued liabilities                                                         610,665          375,962
                                                                         ------------     ------------

      Total current liabilities                                             3,319,228        3,094,991

Dividends payable                                                             582,823          928,379
Other notes payable                                                           310,098          100,171
                                                                         ------------     ------------

Total liabilities                                                           4,212,149        4,123,541
                                                                         ------------     ------------

Commitments and contingencies





                      BRAVO! FOODS INTERNATIONAL CORP.

                         CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                         -----------------------------
                                                                             2003             2004
                                                                         ------------     ------------

Capital Deficit:

Series B convertible, 9% cumulative, and redeemable preferred stock, stated value $1.00 per share, 1,260,000 shares authorized,
 107,440 shares issued and outstanding, redeemable at $107,440                107,440          107,440

Series F convertible and redeemable preferred stock, stated value
 $10.00 per share, 130,515 and 55,515 shares issued and outstanding         1,205,444          512,740

Series G convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 58,810 shares issued and
 outstanding in 2003                                                          520,604                -

Series H convertible, 7% cumulative and redeemable preferred stock,
 stated value $10.00 per share, 165,500 shares issued and outstanding         895,591          895,591

Series I convertible, 8% cumulative and redeemable preferred stock,
 stated value $10.00 per share, 30,000 shares issued and outstanding           72,192           72,192

Series J convertible, 8% cumulative and redeemable preferred stock,
 stated value $10.00 per share, 200,000 shares issued and outstanding       1,854,279        1,854,279

Series K convertible, 8% cumulative and redeemable preferred stock, stated value $10.00 per share, 95,000 shares issued
 and outstanding                                                                    -          950,000

Common stock, par value $0.001 per share, 300,000,000 shares
 authorized, 28,047,542 and 57,793,501 shares issued and outstanding           28,045           57,791
Additional paid-in capital                                                 21,144,896       26,257,302
Accumulated deficit                                                       (29,548,471)     (33,737,029)
Accumulated other comprehensive loss - translation adjustment                     689                -
                                                                         ------------     ------------

Total capital deficit                                                      (3,719,291)      (3,029,694)
                                                                         ------------     ------------

Total liabilities and capital deficit                                    $    492,858     $  1,093,847
                                                                         ============     ============

                           See accompanying notes

                      BRAVO! FOODS INTERNATIONAL CORP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE LOSS


                                                                     Years ended December 31,
                                                                   ---------------------------
                                                                       2003            2004
                                                                   -----------     -----------

Revenue - unit sales                                               $   356,985     $ 2,726,702
Revenue - net kit sales                                                  2,737               -
Revenue - gross kit sales                                              840,420         617,997
                                                                   -----------     -----------
Total revenue                                                        1,200,142       3,344,699
Cost of sales                                                         (192,498)     (2,374,805)
                                                                   -----------     -----------
Gross margin                                                         1,007,644         969,894
Selling expense                                                      1,739,850       1,804,617
Product development                                                      5,570          85,671
General and administrative expense                                   2,249,678       2,639,085
                                                                   -----------     -----------
Loss from operations                                                (2,987,454)     (3,559,479)
Other income (expense):
  Interest expense, net                                                 29,533         240,447
                                                                   -----------     -----------
Loss before income taxes                                            (3,016,987)     (3,799,926)
Provision for income taxes                                                   -               -
                                                                   -----------     -----------
Net loss                                                            (3,016,987)     (3,799,926)

Dividends accrued for Series B preferred stock                          (9,669)         (9,696)
Dividends accrued for Series G preferred stock                         (46,457)        (15,633)
Dividends accrued for Series H preferred stock                        (120,818)       (116,168)
Dividends accrued for Series I preferred stock                         (24,000)        (24,066)
Dividends accrued for Series J preferred stock                        (138,960)       (160,438)
Dividends accrued for Series K preferred stock                               -         (62,631)
Deemed dividend on Series J preferred stock                           (367,211)              -
Deemed dividend on Series F preferred stock                           (195,353)              -
                                                                   -----------     -----------
Net loss applicable to common shareholders                         $(3,919,455)    $(4,188,558)
                                                                   -----------     -----------

Weighted average number of common shares outstanding                26,779,222      40,229,738
                                                                   -----------     -----------

Basic and diluted loss per share                                   $     (0.15)    $     (0.10)
                                                                   -----------     -----------

Comprehensive loss and its components consist of the following:

  Net loss                                                         $(3,016,987)    $(3,799,926)

  Foreign currency translation adjustment                                  930            (689)
                                                                   -----------     -----------

Comprehensive loss                                                 $(3,016,057)    $(3,800,615)
                                                                   ===========     ===========

                           See accompanying notes

                      BRAVO! FOODS INTERNATIONAL CORP.

                        STATEMENTS OF CAPITAL DEFICIT
               FOR THE YEARS ENDED DECEMBER 31, 2003 and 2004


                               Preferred Stock          Common Stock       Additional                   Accumulated
                            ---------------------   --------------------     Paid In     Accumulated   Comprehensive
                             Shares      Amount       Shares      Amount     Capital       Deficit          Loss          Total
                            --------   ----------   ----------   -------   -----------   ------------  -------------   -----------

Balance, December 31, 2002   613,663   $3,803,156   25,732,854   $25,730   $20,266,464   $(25,629,015)     $(241)      $(1,533,906)
Issuance of common stock
 for services                      -            -      100,000       100        27,900              -          -            28,000
Conversion preferred stock   (21,398)    (147,606)   1,814,688     1,815       169,538              -          -            23,747
Issuance of Series J
 preferred stock             100,000    1,000,000            -         -       367,211       (367,211)         -         1,000,000
Finders' fees for financing        -            -      400,000       400        65,029              -          -            65,429
Issuance of warrants for
 convertible notes                 -            -            -         -        49,474              -          -            49,474
Beneficial conversion
 feature of convertible
 notes                             -            -            -         -        40,427              -          -            40,427
SEC registration costs
 for financing                     -            -            -         -       (36,500)             -          -           (36,500)
Conversion price changes
 for warrants                      -            -            -         -       195,353       (195,353)         -                 -
Accrued Dividends -
 Series B                          -            -            -         -             -         (9,669)         -            (9,669)
Accrued Dividends -
 Series G                          -            -            -         -             -        (46,457)         -           (46,457)
Accrued Dividends -
 Series H                          -            -            -         -             -       (120,818)         -          (120,818)
Accrued Dividends -
 Series I                          -            -            -         -             -        (24,000)         -           (24,000)
Accrued Dividends -
 Series J                          -            -            -         -             -       (138,961)         -          (138,961)
Net loss for 2003                  -            -            -         -             -     (3,016,987)         -        (3,016,987)
Translation adjustment             -            -            -         -             -              -        930               930
                             -------   ----------   ----------   -------   -----------   ------------      -----       -----------
Balance, December 31, 2003   692,265   $4,655,550   28,047,542   $28,045   $21,144,896   $(29,548,471)     $ 689       $(3,719,291)

Issuance of common stock
 for services                      -            -    9,332,300     9,332       666,300              -          -           675,632
Conversion preferred
 stock                      (133,810)  (1,213,308)  15,897,701    15,898     1,240,485              -          -            43,075
Conversion notes payable           -            -    4,265,958     4,266       132,917              -          -           137,183
Issuance of Series K
 preferred stock              95,000      950,000            -         -             -              -          -           950,000
Private Placement
 financing                         -            -      250,000       250        29,750              -          -            30,000
Issuance of warrants
 for convertible notes             -            -            -         -     2,778,557              -          -         2,778,557
Beneficial conversion
 feature of convertible
 notes                             -            -            -         -       141,277              -          -           141,277
SEC registration costs
 for financing                     -            -            -         -       (40,656)             -          -           (40,656)
Conversion price changes
 for warrants                      -            -            -         -       105,911              -          -           105,911
Beneficial conversion
 price changes
 for warrants                      -            -            -         -           373              -          -               373
Stock option expense
 for consultants                   -            -            -         -        57,492              -          -            57,492
Accrued Dividends -
 Series B                          -            -            -         -             -         (9,696)         -            (9,696)
Accrued Dividends -
 Series G                          -            -            -         -             -        (15,633)         -           (15,633)
Accrued Dividends -
 Series H                          -            -            -         -             -       (116,168)         -          (116,168)
Accrued Dividends -
 Series I                          -            -            -         -             -        (24,066)         -           (24,066)
Accrued Dividends -
 Series J                          -            -            -         -             -       (160,438)         -          (160,438)
Accrued Dividends -
 Series K                          -            -            -         -             -        (62,631)         -           (62,631)
Net loss for 2004                  -            -            -         -             -     (3,799,926)         -        (3,799,926)
Translation adjustment             -            -            -         -             -              -       (689)             (689)
                             -------   ----------   ----------   -------   -----------   ------------      -----       -----------

Balance, December 31, 2004   653,455   $4,392,242   57,793,501   $57,791   $26,257,302   $(33,737,029)     $   -       $(3,029,694)
                             =======   ==========   ==========   =======   ===========   ============      =====       ===========

                           See accompanying notes

                      BRAVO! FOODS INTERNATIONAL CORP.

                          STATEMENTS OF CASH FLOWS


                                                                         Years ended December 31,
                                                                       ----------------------------
                                                                           2003            2004
                                                                       ------------    ------------

Cash flows from operating activities:
  Net loss                                                             $(3,016,987)    $(3,799,926)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                          101,207         374,215
    Stock issuance for compensation and financing finders' fees             93,428         600,632
    Options issued for compensation                                              -          57,492
    Registration costs for financing                                       (36,500)        (40,656)
    Loss on disposal of fixed assets                                        15,134           6,216
    Increase (decrease) from changes in:
      Accounts receivable                                                  210,228         (26,047)
      Other receivable                                                       8,331           6,331
      Advance to vendors                                                     8,719               -
      Inventories                                                               67          43,339
      Prepaid expenses                                                    (189,748)       (353,057)
      Accounts payable and accrued expenses                              1,285,443        (593,475)
      Deferred product and development costs                               (41,711)       (397,894)
                                                                       -----------     -----------
Net cash used in operating activities                                   (1,562,389)     (4,122,830)
                                                                       -----------     -----------

Cash flows from investing activities:
  Purchase of equipment                                                    (31,323)        (78,952)
Net cash used in investing activities                                      (31,323)        (78,952)

Cash flows from financing activities:
  Proceeds from issuance of Series J preferred stock                     1,000,000               -
  Borrowings                                                               150,000               -
  Proceeds of Series K preferred stock                                           -         950,000
  Convertible notes payable                                                400,000       3,427,500
  Private placement financing                                                    -          30,000
  Payment of note payable, bank loan and license fee payable              (122,938)       (150,000)
                                                                       -----------     -----------
Net cash provided by financing activities                                1,427,062       4,257,500
                                                                       -----------     -----------

Effect of changes in exchange rate on cash                                     930            (689)
                                                                       -----------     -----------
Net (decrease) / increase in cash and cash equivalents                    (165,720)         55,029
Cash and cash equivalents, beginning of period                             224,579          58,859
                                                                       -----------     -----------
Cash and cash equivalents, end of period                               $    58,859     $   113,888
                                                                       ===========     ===========

  Cash paid during the year for interest                               $         -     $    51,301

  Non-cash investing and financing activities:
    Stock granted in exchange of debt and payables and services        $    93,428     $   600,632
    Preferred stock and accrued dividends converted to common stock    $   171,353     $         -
    Beneficial conversion feature                                      $   133,611     $   141,650

                           See accompanying notes

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Businesses and Going Concern Uncertainty

Bravo! Foods International Corp., formerly known as China Premium Food Corporation, was incorporated under the laws of the State of Delaware on April 26, 1996. We are engaged in the sale of branded flavored milk products and flavor ingredients in the United States, the Middle East, Canada and Mexico.

In December 1999, we obtained Chinese government approval for the registration of China Premium Food Corp (Shanghai) Co. Ltd., a wholly owned subsidiary, in the Wai Gao Qiao free trade zone in Shanghai, China. This subsidiary was formed to import, export and distribute food products and flavored milk ingredients on a wholesale level in China. We ceased all business activities of this Chinese subsidiary in the second quarter 2004 and did not generate revenue in 2004 from our China operation.

In January 2005, we formed Bravo! Brands (UK) Ltd., a registered United Kingdom subsidiary. The Company formed this subsidiary to operate our branded flavored milk business in the United Kingdom. On February 4, 2005, we executed a license agreement with Marvel Enterprises, Inc., for the use of Marvel Heroes(R) comic book characters on our products.

Going Concern Uncertainty

As shown in the accompanying consolidated financial statements, we have suffered operating losses and negative cash flow from operations since inception and have an accumulated deficit of $33,737,029, a capital deficit of $3,029,694, negative working capital of $2,365,969 and are delinquent on certain of our debts at December 31, 2004. Further, our auditors stated in their report on our Consolidated Financial Statements for the year ended December 31, 2004, that these conditions raise substantial doubt about our ability to continue as a going concern. Management plans to increase gross profit margins in our U.S. business and obtain additional financing and is continuing to reposition our products with the launch of three new product lines in the first and second quarters of 2005. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, management is continuing to actively seek equity and/or debt financing, and the Company received $1,150,000 in the first quarter 2005 as part of a $2,300,000 convertible debt financing. No assurances can be given that the Company will be successful in carrying out our plans.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts receivable and the deferred income tax asset valuation allowance. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The carrying amount of cash, receivables, accrued liabilities and notes payable are reasonable estimates of their fair value because of the short maturity of these items.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk primarily consist of cash and accounts receivable.

During the normal course of business, we extend unsecured credit to our customers who are located in various geographical areas. Typically credit terms require payments to be made by the thirtieth day following the sale. We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk. As of December 31, 2004, the allowance of doubtful accounts aggregated $90,396. We maintain cash accounts with high credit quality financial institutions.
The FDIC insures total cash balances up to $100,000 per bank. Cash balances in any one financial institution were not in excess of this limit at December 31, 2004.

Inventory

Inventory, which consists primarily of packing materials and flavor ingredients, is stated at the lower of cost on the first in, first-out method or market.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed primarily utilizing the straight-line method over a period of seven years for furniture and five years for equipment.

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of operations.

Impairment of Long-Lived Assets

Effective January 1, 2002, we began applying the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Revenue Recognition

We sell flavor ingredients and production rights (collectively referred to as "kits") to processor dairies in Mexico and nine Middle East counties and also sell flavored milk products in the U.S. We recognize revenue when goods are shipped, and title and the risk and reward of ownership have been passed to the customer and possible return of goods can be reasonably estimated. The criteria to meet this guideline

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

We follow the final consensus reached by the Emerging Issues Task Force
(EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Pursuant to EITF 99-19, our sales of kits made directly to customers are reflected in the statement of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue. Sales of kits made through intermediaries, in whom our role is similar to that of an agent, are reflected on a net basis, which represents the amount earned by us in the transaction.

We have production agreements with processors of dairy products pursuant to which we sell flavored milk products to retail stores (referred to as "unit sales"). We benefit from the difference between the prices charged by the dairy processor to produce the product for us and the price paid by retail stores to purchase the product. We bear the responsibility for paying food brokers fees, transportation and delivery expenses and sample expense, etc. We recognize revenue on the gross basis and recognize the aforementioned expenses as selling expenses.

Shipping and Handling Costs

Shipping and handling costs incurred by us are included in selling expenses and aggregated $504,971 and $ 498,313 for 2003 and 2004, respectively.

Advertising and Promotion Costs

Advertising and promotion costs, which are included in selling expenses, are expensed as incurred and aggregated $342,367 and $656,614 for 2003 and 2004, respectively.

Income Taxes

We account for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefit in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

For the years ended December 31, 2003 and 2004, potential common shares arising from our stock options, stock warrants and convertible preferred stock of 39,611,363 and 65,089,658, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

Stock-based Compensation

We have adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) and disclose the pro forma effect on net loss and loss per share as if the fair value based

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method had been applied. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations. (SFAS 123 was amended further in December 2004; see below - Recent Accounting Pronouncements).

The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation.


                                                             Year ending December 31,
                                                           ----------------------------
                                                               2003            2004
                                                           ------------    ------------

Net loss applicable to common shareholders: as reported    $(3,919,455)    $(4,188,558)
Add:  total stock based employee compensation expense
 determined under fair value method for all awards                   -               -
                                                           -----------     -----------
Pro forma net loss                                         $(3,919,455)    $(4,188,558)
                                                           ===========     ===========

Loss per share:
  As reported                                              $     (0.15)    $     (0.10)
  Pro forma                                                $     (0.15)    $     (0.10)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions". This statement amends SFAS No. 66 (Accounting for Sales of Real Estate) and SFAS No. 67 (Accounting for Costs and Initial Rental Operations of Real Estate Projects). This standard, which is effective for financial statements for fiscal years beginning after June 15, 2005, is not applicable to the Company's current operations.

In December 2004, the FASB issued SFAS No. 153 "Exchange of Non-Monetary Assets - an amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have an impact on the Company's financial statements considering the Company's intermittent participation in exchanges of non-monetary assets.

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. According to management, this pronouncement, which becomes effective for the Company for periods beginning after December 15, 2005, is not expected to have a material effect on their financial position.


Note 2 - Fixed Assets

Fixed assets are comprised of the following:


                                                      2003         2004
                                                   ---------    --------

Furniture and fixtures                             $ 79,841     $150,871
Office equipment                                    166,179      151,577
Leasehold improvements                               21,321       23,714
Purchased software                                        -        3,223
                                                   --------     --------
                                                    267,341      329,385

Less: accumulated depreciation and amortization    (198,718)    (218,179)
                                                   --------     --------
                                                   $ 68,623     $111,206
                                                   ========     ========

Depreciation and amortization expense of fixed assets aggregated $37,168 and $30,153 for 2003 and 2004, respectively.


Note 3 - Licensing Agreements

Warner Brothers Consumer Products Co.

On January 1, 1999, we entered into a licensing agreement (the Original Agreement) with Warner Brothers Consumer Products Co. (Warner) for the right to utilize Looney Tunes(TM) images and names, as defined in the Agreement, on our products in Shanghai and Hangzhou, China. We recorded license rights of $300,000 and amortized the rights over a period of three years. On November 21, 2000, we entered into an amendment of the Original Agreement with Warner. Per the amendment, the term of the agreement was extended to June 30, 2003 with the guaranteed consideration being increased to $400,000. The Original Agreement, as amended, was extended to October 29, 2003, at which time it expired. As of December 31, 2003, the outstanding obligation under this agreement was $147,115.

We decided not to seek another license from Warner Bros. for China beyond the October 2003 expiration based upon the lack of sales in our China markets and what we perceived to be the licensor's continuing overall lack of brand support in China. The Company and Warner Bros. dispute the contractual necessity of the payment of the balance owed on the China license as a result of the above circumstances. As of December 31, 2004, we reserved and continue to reserve $147,116 for this obligation, representing a total $183,343 balance of guaranteed royalties, which includes $36,227 for the legally allowed default penalty.

On July 26, 2000, we entered into a license agreement with Warner Bros. and obtained rights to utilize Looney Tunes(TM) character images and names in the United States in connection with specified categories of products sold by Bravo!. The license agreement was originally effective from January 1, 2000 to December 31, 2002 and was extended to December 31, 2003. We recorded total license rights for this U.S. license of $750,000

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2001, we entered into a licensing agreement with Warner for the right to utilize Looney Tunes(TM) character images and names, as defined in the agreement, on our products sold in Mexico, with a minimum total guaranteed consideration of $145,000, which we amortized over a period of three years. This licensing agreement was effective through May 31, 2004.

In May 2002, we entered into a licensing agreement with Warner to utilize Looney Tunes(TM) characters and names on milk products sold in specified retail outlets throughout Canada, for the period March 1, 2002 to March 31, 2004. We recorded a license right of $32,720 upon execution of the agreement.

Our experience with Warner Bros. licenses, as a function of sales of the flavored milks, has not supported the guaranteed royalty structure required by Warner Bros. for its licenses. As a result, we decided to exploit our own Slammers(R) brand, which was developed in 2003, and commenced negotiations for licenses with Marvel Comics and Moon Pie. For these reasons, we decided not to accept the offer of Warner Bros. to renew the U.S. license.

Marvel Enterprises, Inc.

In January 2004, we commenced a license agreement with Marvel Enterprises, Inc. for the right to use certain Marvel Super Heroes in the United States (including its territories) and nine Middle East countries for a one-year (renewable) term. We agreed to a royalty rate of 11% on the amount invoiced to dairy processors for "kits" and 4% of net wholesale sales in the United States. We have recorded $100,000 and $75,000 for 750,000 shares and options for additional 750,000 shares as license fees.

On February 4, 2005, we entered into a two-year license agreement for the utilization of Marvel Heroes characters on our flavored milks in the United Kingdom and Ireland. We agreed to a royalty rate of 4% of net wholesale sales in the territory against the prepayment of a guaranteed minimum royalty amount of approximately $240,000.

We currently are negotiating with Marvel to conclude a new one-year license for the United States, Mexico and Canada and a two-year license for the Middle East.

Chattanooga Bakery, Inc.( Moon Pie(R))

In October 2003, we commenced a two-year license agreement with MD Enterprises, Inc. on behalf of Chattanooga Bakery for the right to manufacture, distribute, market and sell Moon Pie(R) flavored milk products in the United States. We agreed to a variable royalty rate of 3% to 2% of net wholesale sales, depending upon volume.

Masterfoods USA (Starburst(R), Milky Way(R), 3 Musketeers(R))

On September 21, 2004, we entered into a licensing agreement with Masterfoods USA, a division of Mars, Incorporated, for the use of Masterfood's Milky Way(R), Starburst(R) and 3 Musketeers(R) trademarks in connection with the manufacture, marketing and sale of single serve flavored milk drinks in the United States, its Possessions and Territories, and US Military installations worldwide. We have agreed to pay a royalty based upon the total net sales value of the licensed products sold and advance payments of certain agreed upon guaranteed royalties and recorded license fees of $50,000 in 2004 and $25,000 in the first quarter of 2005.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Default of Note Payable to International Paper

In 1999, we issued a promissory note to assume existing debt owed by our then Chinese joint venture subsidiary to a supplier, International Paper. The face value of that unsecured note was $282,637 at an interest rate of 10.5% per annum. The note originally required 23 monthly payments of $7,250 and a balloon payment of $159,862 due on July 15, 2000. During 2000, we negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which amount represents interest due through the extension date. The current balance due on this note is $187,743 at December 31, 2004, all of which is delinquent. We have not had any communication with International Paper during the last three years. Although International Paper has not pursued collection of the note, it is possible that they could do so in the future and, if they do, such collection effort may have a significant adverse impact on the liquidity of the Company. We have not accrued interest as of December 31, 2003 and December 31, 2004.

Note 5 - Notes Payable to Individual Lenders

On November 6 and 7, 2001, respectively, we received the proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable on February 1, 2002 with interest at an annual rate of 8%. These loans are secured by a general security interest in all of our assets. These lenders have agreed to extend the notes without default on a demand basis. Interest accrued and unpaid as December 31, 2004 aggregated $25,380.

On May 9, 2004 we received the proceeds of a $750,000 loan from Mid-Am Capital, payable September 3, 2004, with an interest rate of 8%. This loan is secured by a general security interest in all of our assets. Mid-Am has agreed to extend the note to January 31, 2005. Interest accrued and unpaid as December 31, 2004 aggregated $10,121.

Note 6 - Capital Deficit

2003

      On January 2, 2003, we issued 100,000 shares of common stock to an employee. This common stock was registered under a Form S-8 registration statement in December 2004. In January 2003, we recorded $28,000 of compensation expense based upon a signing bonus for this grant. In addition, we granted options for 100,000 shares of common stock to the employee pursuant to an employment contract. These options vested immediately, expire on December 30, 2007 and have an exercise price of $0.40 per share. We also granted options for 200,000 shares of common stock at an exercise price of $0.40 per share and vest as follows: options for 100,000 shares on each of December 31, 2003 and 2004, and 100,000 expire on each of December 30, 2008 and 2009, respectively.

      On February 4, 2003, we issued 30,000 shares of common stock to Keshet, LP, upon the conversion of 480 shares of Series G Convertible Preferred stock, at a conversion price of $0.196. The conversion included accrued and unpaid dividends on the preferred converted.

      On February 21, 2003, we issued 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. ("Mid-Am") for the aggregate purchase price of $500,000. Each preferred share is convertible to 40 shares of our common stock at a per common share conversion price of $0.25, representing 2,000,000 shares of common stock underlying the preferred. The issued warrants entitle the

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

holder to purchase 33.33 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.30 per common stock share, representing 1,666,667 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The February 21, 2003 closing market trading price was $0.23 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. In accordance with EITF 00-27, we recorded a deemed dividend of $274,720 related to a beneficial conversion feature.

      On April 14, 2003, we issued 50,000 shares of common stock to Keshet, LP, upon the conversion of 596 shares of Series G Convertible Preferred, at a conversion price of $0.148. The conversion included accrued and unpaid dividends on the preferred converted.

      On April 22, 2003, we issued 50,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 595 shares of Series G Convertible Preferred, at a conversion price of $0.148. The conversion included accrued and unpaid dividends on the preferred converted.

      On May 22, 2003, we issued 100,000 shares of common stock to Keshet, LP, upon the conversion of 607 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

      On May 22, 2003, we issued 100,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 607 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

      On May 29, 2003, we issued 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, and common stock warrants to Mid-Am Capital, L.L.C. for the aggregate purchase price of $500,000. Each preferred share is convertible to 50 shares of our common stock at a conversion price of $0.20, representing 2,500,000 shares of common stock underlying the preferred. The issued warrants entitle the holder to purchase 40 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.25 per common stock share, representing 2,000,000 shares of common stock underlying the warrants. The warrants are exercisable for a five-year period. The May 22, 2003 closing market trading price was $0.12 per share. In addition, we made the following adjustments to prior issued warrants for the purpose of facilitating future fund raising by us arising out of the exercise of the warrants by Holder. The purchase price, as defined in the Warrants No. 1 and 2, has been reduced to $0.25, subject to further adjustment as described in the warrants. The warrant stock provided for in Warrant No.1 has been increased by 1,500,000 shares. The warrant stock provided for in Warrant No. 2 has been increased by 333,333 shares. The expiration date, as defined in the respective warrants, remains as stated. The trading price call option trigger set forth in Section 9 (b) of the warrants has been reduced from $1.75 to $0.75 per share. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. The value of the warrants, $92,491, was determined using the Black-Scholes model.

      On August 12, 2003, we issued 1,200,000 shares of common stock based upon Series G notices of conversion received in June and July 2003. The issuance of common stock was delayed in order to determine the accuracy of the conversion variables contained in the respective notices of conversion, as follows:

      We issued 200,000 shares of common stock to Keshet, LP, upon the conversion of 1,209 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      We issued 200,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 1,209 shares of Series G Convertible Preferred, at a conversion price of $0.076. The conversion included accrued and unpaid dividends on the preferred converted.

      We issued 150,000 shares of common stock to The Keshet Fund, LP, upon the conversion of 773 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      We issued 250,000 shares of common stock to Keshet, LP, upon the conversion of 1,289 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      We issued 200,000 shares of common stock to Talbiya B. Investments, Ltd., upon the conversion of 1,031 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      We issued 200,000 shares of common stock to Nesher. Ltd., upon the conversion of 1,031 shares of Series G Convertible Preferred, at a conversion price of $0.0653. The conversion included accrued and unpaid dividends on the preferred converted.

      On September 15, 2003, we issued 213,750 shares of common stock to Michael Willms, upon the conversion of 7,500 shares of Series H Convertible Preferred, at the fixed conversion price of $0.40. The conversion included accrued and unpaid dividends on the preferred converted.

      On September 29, 2003, we issued 70,938 shares of common stock to The Dennis H. Willms Irrevocable Trust, Michael Willms, Trustee, upon the conversion of 2,500 shares of Series H Convertible Preferred, at the fixed conversion price of $0.40. The conversion included accrued and unpaid dividends on the preferred converted.

      On November 21, 2003, we entered into a Subscription Agreement with Gamma Opportunity Capital Partners, LP for the sale of a convertible note in the amount of $200,000 and warrants to purchase 5,000,000 shares of common stock, at $1.00 per share. The convertible note is convertible into shares of our common stock at the lesser of $0.05 or 75% of the average of the three lowest closing bid prices for the thirty trading days prior to but not including the conversion date. During the 180 days following the issuance of the convertible note, the conversion price shall not be less than $.03 per share if no event of default exists. This 180 day period shall be extended indefinitely if no event of default exists, the closing trading price for any 15 day consecutive trading period is $0.20 or higher, the daily trading volume for the 15 days is at least 300,000 and a registration statement registering the convertible note is effective. In connection with this transaction, we issued 400,000 shares of our common stock and a warrant to purchase 2,000,000 shares of common stock at $.05 per share.

      On November 21, 2003, we also entered into a Subscription Agreement with Mid-Am Capital, LLC for the sale of a convertible note in the amount of $200,000 and warrants to purchase 5,000,000 shares of common stock, at $1.00 per share. The convertible note is convertible into shares of our common stock at the lesser of $0.05 or 75% of the average of the three lowest closing bid prices for the thirty trading days prior to but not including the conversion date. During the 180 days following the issuance of the convertible note, the conversion price shall not be less that $.03 per share if no event of default exists. This 180 day period shall be extended indefinitely if no event of default exists, the closing trading price for any 15 day consecutive trading period is $0.20 or higher, the daily trading volume for the 15 days is at least 300,000 and a registration statement registering the convertible note is effective.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004

      On February 1, 2004, we agreed to issue 750,000 shares of our common stock and warrants to purchase an additional 750,000 shares of common stock to Marvel Enterprises, Inc. We issued this equity in connection with the grant of an intellectual property license by Marvel on January 17, 2004, giving us the right to use certain Marvel Comics characters on our Slammers(R) line of flavored milks. The warrants have an exercise price of $0.10 per share for the first year and, upon the occurrence of certain conditions tied to the royalty performance under the license, can be extended for an additional year with an exercise price of $0.14 per share. We made this private offering to Marvel Enterprises, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

      On February 12, 2004, we held a special meeting of shareholders at which the shareholders approved an increase of our authorized common stock from 50,000,000 shares to 300,000,000 shares.

      On February 17, 2004, we converted 875 shares of Series G Convertible Preferred Stock into 215,164 shares of common stock pursuant to a January 12, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.0407. The conversion included accrued and unpaid dividends on the converted preferred. We delayed processing this notice in light of our special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Nesher, LP.

      On February 17, 2004, we converted 1,400 shares of Series G Convertible Preferred Stock into 343,980 shares of common stock pursuant to a January 12, 2004 notice of conversion from Talbiya Investments, Ltd., at a conversion price of $0.0407. The conversion included accrued and unpaid dividends on the converted preferred. We delayed processing this notice in light of our special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Talbiya Investments, Ltd.

      On February 17, 2004, we converted 700 shares of Series G Convertible Preferred Stock into 172,162 shares of common stock pursuant to a January 12, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0.0407. The conversion included accrued and unpaid dividends on the converted preferred. We delayed processing this notice in light of our special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of The Keshet Fund, LP.

      On February 17, 2004, we converted 2,025 shares of Series G Convertible Preferred Stock into 497,951 shares of common stock pursuant to a January 12, 2004 notice of conversion from Keshet LP, at a conversion price of $0.0407. The conversion included accrued and unpaid dividends on the converted preferred. We delayed processing this notice in light of our special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were retired and cancelled on March 5, 2004 and issued to third parties on that date in accordance with the instructions of Keshet, LP.

      On March 1,2004, we issued 80,000 shares of non-voting Series K 8% Convertible Preferred stock, to Mid-Am Capital, LLC, having a stated value of $10.00 per Preferred K share, for the aggregate purchase price of $800,000. Each preferred share is convertible to 100 shares of our common stock at a conversion price of $0.10, representing 8,000,000 shares of common stock underlying the preferred. In addition, we made the following adjustments to prior issued warrants for the purpose of facilitating future

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fund raising by us arising out of the exercise of the warrants by Holder. The purchase price, as defined in the Warrant No. 2003-B-002, has been reduced to $0.10, subject to further adjustment as described in the warrant. The expiration date, as defined in the warrant, remains as stated. This private offering was made to Mid-Am, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

      On March 9, 2004, we converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 8, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. We delayed processing this notice in light of our special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties on that date in accordance with the instructions of Esquire Trade & Finance Inc.

      On April 1 2004, we converted 5,000 shares of Series F Convertible Preferred Stock into 1,315,789 shares of common stock pursuant to a January 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.038. The conversion did not include accrued and unpaid dividends on the converted preferred. We delayed processing this notice in light of our special meeting of shareholders held February 12, 2004. The shares of common stock issued pursuant to this conversion were issued to third parties on that date in accordance with the instructions of Austinvest Anstalt Balzers. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 2, 2004, the Comoany and Mid-Am Capital, LLC entered into Supplement No.1 to the Series K Convertible Preferred Subscription Agreement, by which we sold an additional 15,000 shares of our Series K Convertible Preferred Stock utilizing the proceeds from a certain promissory note issued by us to Mid-Am in the face amount of $150,000.
With the consummation of this sale, the $150,000 promissory note was deemed paid by us in full. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, we converted 4,862 shares of Series G Convertible Preferred Stock into 700,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $11,089 on the preferred converted. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, we converted 4,478 shares of Series G Convertible Preferred Stock into 650,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Talbiya B. Investments, Ltd., at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $10,662 on the preferred converted. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, we converted 1,919 shares of Series G Convertible Preferred Stock into 275,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $4,265 on the preferred converted. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 8, 2004, we converted 7,677 shares of Series G Convertible Preferred Stock into 1,100,000 shares of common stock pursuant to a March 25, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.0853. The conversion included accrued and unpaid dividends of $17,060 on the

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preferred converted. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 20, 2004, we entered into a Subscription Agreement with Longview Fund, LP and Alpha Capital Aktiengesellschaft for the issuance of two convertible 10% notes in the amount of $250,000 each and five-year warrants for the purchase of, in the aggregate, 3,000,000 shares of common stock, at $0.15 per share. The notes are convertible into shares of our common stock at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing November 1, 2004. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on October 1, 2005, if our common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. In connection with this transaction, we issued two additional notes in the aggregate amount of $50,000, upon identical terms as the principal notes, as a finder's fee, and paid $20,000 in legal fees. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

      On April 30, 2004, we converted 20,000 shares of Series F Convertible Preferred Stock into 1,945,525 shares of common stock pursuant to an April 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.1028. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 30, 2004, we converted 20,000 shares of Series F Convertible Preferred Stock into 1,945,525 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.1028. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 30, 2004, we converted 2,500 shares of Series F Convertible Preferred Stock into 243,191 shares of common stock pursuant to an April 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.1028. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On April 30, 2004, we converted 2,500 shares of Series F Convertible Preferred Stock into 243,191 shares of common stock pursuant to an April 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.1028. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On May 20, 2004, we converted 9,226 shares of Series G Convertible Preferred Stock into 620,578 shares of common stock pursuant to a May 19, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.148. The conversion did not include accrued and unpaid dividends on the converted preferred. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

      On May 20, 2004, we converted 13,972 shares of Series G Convertible Preferred Stock into 939,782 shares of common stock pursuant to a May 19, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.148. The conversion did not include accrued and unpaid dividends on the converted preferred. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On June 17, 2004, we issued 87,195 of our common stock to Stephen Nollau, a former consultant, for services rendered. We issued the common stock pursuant to a Form S-8 registration statement, filed by us on June 16, 2004.

      On June 29, 2004, we converted 234 shares of Series G Convertible Preferred Stock into 13,604 shares of common stock pursuant to a June 15, 2004 notice of conversion from Nesher, LP, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred held by this investor.

      On June 29, 2004, we converted 1,850 shares of Series G Convertible Preferred Stock into 107,558 shares of common stock pursuant to a June 15, 2004 notice of conversion from Keshet, LP, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred held by this investor.

      On June 29, 2004, we converted 3,472 shares of Series G Convertible Preferred Stock into 201,860 shares of common stock pursuant to a June 15, 2004 notice of conversion from The Keshet Fund, LP, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred held by this investor.

      On June 29, 2004, we converted 8,091 shares of Series G Convertible Preferred Stock into 470,406 shares of common stock pursuant to a June 15, 2004 notice of conversion from Talbiya B. Investments, Ltd, at a conversion price of $0.172. The conversion did not include accrued and unpaid dividends on the converted preferred. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. This conversion exhausted the outstanding Series G convertible preferred held by this investor.

      On June 30, 2004, we entered into Subscription Agreements with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited, Stonestreet Limited Partnership and Mid-Am Capital L.L.C for the issuance of convertible 10% notes in the aggregate amount of $1,300,000 and five-year "A" warrants for the purchase of, in the aggregate, 5,200,000 shares of common stock, at $0.25 per share, and five-year "B" warrants for the purchase of, in the aggregate, 13,000,000 shares of common stock, at $2.00 per share. The notes are convertible into shares of our common stock at $0.15 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing January 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on December 1, 2005, if our common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. In connection with this transaction, we issued additional notes in the aggregate amount of $40,000 to Gem Funding, LLC, Bi-Coastal Consulting Corp., Stonestreet Limited Partnership and Libra Finance, S.A upon identical terms as the principal notes, as a finder's fee, and paid $12,500 in legal fees. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

      On August 9, 2004, we converted $50,000 of our November 2003 Convertible Promissory Note into 1,000,000 shares of common stock pursuant to an August 5, 2004 notice of conversion from Gamma

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion did not include accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On August 23, 2004, we converted $50,000 of our April 2004 Convertible Promissory Note into 500,000 shares of common stock pursuant to an August 5, 2004 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversion did not include accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On September 27, 2004, we converted $50,000 of our April 2004 Convertible Promissory Note into 500,000 shares of common stock pursuant to a September 21, 2004 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversion did not include accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On October 6, 2004, we converted $25,000 of our November 2003 Convertible Promissory Note into 500,000 shares of common stock pursuant to a September 23, 2004 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion did not include accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On October 6, 2004, we issued 500,000 shares of our common stock to Knightsbridge Holdings, LLC, pursuant to a consulting agreement dated November 10, 2003. We issued the common stock pursuant to our SB-2 registration statement, declared effective on August 3, 2004. The issued and outstanding equity reported in our Form 10QSB for the period ended March 31, 2004 reflects these shares of common stock.

      On October 13, 2004, we issued 250,000 restricted shares of our common stock in a private placement to Arthur Blanding, at the market price of $0.12 per share, pursuant to Section 4(2) of the Securities Act of 1934. Mr. Blanding, who solicited the purchase, is an accredited investor and has been a director of the Company since 1999.

      On October 15, 2004, we issued 750,000 shares of our common stock to Marvel Enterprises, Inc., as partial compensation under a license agreement dated February 1, 2004. We issued the common stock pursuant to our SB-2 registration statement, declared effective on August 3, 2004. The issued and outstanding equity reported in our Form 10QSB for the period ended March 31, 2004 reflects these shares of common stock.

      On October 29, 2004, we entered into Subscription Agreements with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited and Stonestreet Limited Partnership for the issuance of convertible 10% notes in the aggregate amount of $550,000 and five-year "C" warrants for the purchase of, in the aggregate, 2,200,000 shares of common stock, at $0.15 per share, and the repricing of five-year "A" warrants, issued June 30, 2004 for the purchase of, in the aggregate, 3,200,000 shares of common stock, from $0.25 to $0.15 per share. The notes are convertible into shares of our common stock at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing May 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on April 30, 2006, if our common stock trades above $0.15 for the five trading days prior to the due date of an installment payment and the underlying common stock is registered. In connection with this

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction, we issued additional notes, without attached warrants, in the aggregate amount of $27,500 to Gem Funding, LLC, Bi-Coastal Consulting Corp., Stonestreet Limited Partnership and Libra Finance, S.A upon identical terms as the principal notes, as a finder's fee, and paid $12,500 in legal fees. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

      On December 17, 2004, we converted $50,000 of our April 2004 Convertible Promissory Note into 500,000 shares of common stock pursuant to a December 8, 2004 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversion did not include accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On December 20, 2004, we converted $25,000 of our April 2004 Convertible Promissory Note into 265,958 shares of common stock pursuant to a December 9, 2004 notice of conversion from Bi Coastal Consulting Corp., at a fixed conversion price of $0.10. The conversion included $1,595.89 accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On December 20, 2004, we converted $50,000 of our November 2003 Convertible Promissory Note into 1,000,000 shares of common stock pursuant to a December 8, 2004 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion did not include accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On December 27, 2004, we converted 10,000 shares of Series F Convertible Preferred Stock into 1,290,323 shares of common stock pursuant to a December 27, 2004 notice of conversion from Austinvest Anstalt Balzers, at a conversion price of $0.0775. The conversion did not include accrued and unpaid dividends on the converted preferred. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering and Rule 144.

      On December 27, 2004, we converted 10,000 shares of Series F Convertible Preferred Stock into 1,290,323 shares of common stock pursuant to a December 27, 2004 notice of conversion from Esquire Trade & Finance Inc., at a conversion price of $0.0775. The conversion did not include accrued and unpaid dividends on the converted preferred. We issued the preferred and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering and Rule 144.

      On December 29, 2004, we closed a funding transaction with Momona Capital Corp. and Ellis International Ltd. for the issuance of convertible 10% notes in the aggregate amount of $200,000 and five-year "C" warrants for the purchase of, in the aggregate, 800,000 shares of common stock, at $0.15 per share. The notes are convertible into shares of our common stock at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes are payable in twelve equal monthly installments, commencing May 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on April 30, 2006, if our common stock trades above $0.15 for the five trading days prior to the due date of an installment payment, and the underlying common stock is registered. In connection with this transaction, we issued additional notes, without attached warrants, in the aggregate amount of $10,000 to the investors upon identical terms as the principal notes, as a finder's fee, and paid $3,500 in legal fees. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to an amendment to an October 29, 2004 Regulation D offering.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On December 31, 2004, we issued 8,095,105 shares of our common stock and options for 150,000 shares at an exercise price of $0.25 per share, pursuant to a Form S-8 registration statement filed December 23, 2004, as follows:


           Description              Employee / Consultant                             Common Shares

Compensation Plan: issue
 common for existing options

                                    Arthur W. Blanding - Director                           170,000
                                    Robert J. Cummings - Director                           255,000
                                    Paul Downes - Director                                  205,000
                                    Michael Edwards - VP                                    600,000
                                    Stanley A. Hirschman - Director                         100,000
                                    Tommy E. Kee - CFO                                      300,000
                                    John J. McCormack - Director                            205,000
                                    Benjamin Patipa - VP                                    300,000
                                    Phillip Pearce - Director                               205,000
                                    Roy D. Toulan, Jr. VP- General Counsel                  300,000
                                    Roy Warren - CEO, Director                            2,755,000

Compensation Plan: issue
 common in lieu of 10% of salary    Roy Warren - CEO                                        291,282
                                    Tommy E. Kee - CFO                                       87,385
                                    Roy D. Toulan, Jr. VP- General Counsel                  196,615
                                    Michael Edwards - VP                                    149,282
                                    Benjamin Patipa - VP                                     87,385
                                    Bryce Boynton                                            29,128
                                    Nicole Warren                                            21,486

Employment Contract                 Roy D. Toulan, Jr. VP- General Counsel                  100,000

Employment Contract                 Michael Edwards - VP                                    116,189

Common in lieu of cash -
 consultants and non-fund
 raising service providers          Joseph Zappulla - public relations                      111,111
                                    Stanley Harris - marketing                               75,227
                                    David Uhlman - operations                                40,000
                                    Timothy Preuniger - operations                           50,000
                                    Roy D. Toulan, Jr. - legal                              303,506
                                    Marc J. Ross - legal                                    250,000

Option for common stock in
 lieu of cash - consultants)        Tim Ransom                                  Options for 150,000
                                                                               shares @ $0.25/share

Consultant Agreements               Knightsbridge Capital, LLC, alter ego
                                    for Robert Press, financial advisor;
                                    corporate planning                                      250,000




                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    Black Dog Communications Group,
                                    Inc., alter ego for Shep Doniger,
                                    public relations                                         41,509

                                    Geoffrey Eiten, strategic planning; part
                                    of 1,500,000 shares registered under
                                    Form S-8                                                500,000

Note 7 - Stock Warrants and Options

2003

      On January 2, 2003, we granted options for 100,000 shares of common stock to an employee pursuant to an employment contract. These options vested immediately, expire on December 30, 2007 and have an exercise price of $0.40 per share. We also granted options for 200,000 shares of common stock at an exercise price of $0.40 per share and vest as follows: options for 100,000 shares on each of December 31, 2003 and 2004, and 100,000 expire on each of December 30, 2008 and 2009, respectively.

      On February 21, 2003, we issued a warrant for 1,666,667 shares of common stock to Mid-Am, in connection with the issuance of 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, for the aggregate purchase price of $500,000. The warrants have an exercise price of $0.30 per common stock share, and are exercisable for a five-year period. The February 21, 2003 closing market trading price was $0.23 per share. In accordance with EITF 00-27, we recorded a deemed dividend of $274,720 related to a beneficial conversion feature.

      On May 29, 2003, we issued a warrant for 2,000,000 shares of common stock to Mid-Am, in connection with the issuance of 50,000 shares of non-voting Series J 8% Convertible Preferred stock, having a stated value of $10.00 per Preferred J share, for the aggregate purchase price of $500,000. The warrants entitle the holder to purchase 40 shares of common stock for each share of Series J Convertible Preferred stock issued at an exercise price of $0.25 per common stock share, and are exercisable for a five-year period. The May 22, 2003 closing market trading price was $0.12 per share. In addition, we made the following adjustments to prior issued warrants for the purpose of facilitating future fund raising by us arising out of the exercise of the warrants by Holder. The purchase price, as defined in the Warrants No. 1 (issued September 2002) and 2 (issued February 2003), was reduced to $0.25, subject to further adjustment as described in the warrants. The warrant stock provided for in Warrant No.1 was increased by 1,500,000 shares. The warrant stock provided for in Warrant No. 2 was increased by 333,333 shares. The expiration date, as defined in the respective warrants, remains as stated. The trading price call option trigger set forth in Section 9 (b) of all of the warrants has been reduced from $1.75 to $0.75 per share. The value of the warrants, $92,491, was determined using the Black-Scholes model.

      On November 21, 2003, we issued two "A" warrants for the aggregate amount of 2,000,000 shares of common stock, and two "B" warrants for the aggregate amount of 10,000,000 shares of common stock to Mid-Am Capital, L.L.C. and Gamma Opportunity Capital Partners, LP, in connection with the issuance of two convertible notes in the aggregate face amount of $400,000. The "A" warrants have an exercise price of $0.05 per share and the "B" warrants have an exercise price of $1.00 per share. In connection with this transaction, we issued a warrant to purchase 2,000,000 shares of common stock at $0.05 per share, as a finder's fee. All warrants issued in connection with this transaction are exercisable for five years.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004

      On February 1, 2004, we agreed to issue warrants to purchase 750,000 shares of common stock to Marvel Enterprises, Inc. We issued this equity in connection with the grant of an intellectual property license by Marvel on January 17, 2004, giving us the right to use certain Marvel Comics characters on our Slammers(R) line of flavored milks. The warrants have an exercise price of $0.10 per share for the first year and, upon the occurrence of certain conditions tied to the royalty performance under the license, can be extended for an additional year with an exercise price of $0.14 per share. We made this private offering to Marvel Enterprises, an accredited investor, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

      On April 20, 2004, we entered into a Subscription Agreement with Longview Fund, LP and Alpha Capital Aktiengesellschaft for the issuance of two convertible 10% notes in the amount of $250,000 each and five-year warrants for the purchase of, in the aggregate, 3,000,000 shares of common stock, at $0.15 per share. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

      On May 9, 2004 we received the proceeds of a $750,000 loan from Mid-Am Capital, payable September 3, 2004, with an interest rate of 8%. This loan is secured by a general security interest in all of our assets. Mid-Am has agreed to extend the note without to January 31, 2005. We issued one-year warrants for 3,000,000 shares of common stock at $0.25 per share to Mid-Am Capital in connection with this loan.

      On June 30, 2004, we entered into Subscription Agreements with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited, Stonestreet Limited Partnership and Mid-Am Capital L.L.C for the issuance of convertible 10% notes in the aggregate amount of $1,300,000 and five-year "A" warrants for the purchase of, in the aggregate, 5,200,000 shares of common stock, at $0.25 per share, and five-year "B" warrants for the purchase of, in the aggregate, 13,000,000 shares of common stock, at $2.00 per share. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

      On October 29, 2004, we entered into Subscription Agreements with Longview Fund, LP, Alpha Capital Aktiengesellschaft, Whalehaven Funds Limited and Stonestreet Limited Partnership for the issuance of convertible 10% notes in the aggregate amount of $550,000 and five-year "C" warrants for the purchase of, in the aggregate, 2,200,000 shares of common stock, at $0.15 per share, and the repricing of five-year "A" warrants, issued June 30, 2004 for the purchase of, in the aggregate, 3,200,000 shares of common stock, from $0.25 to $0.15 per share. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to a Regulation D offering.

      On November 19, 2004, we agreed to grant incentive stock options to National Financial Communications Corp. for the purchase of the aggregate of 1,000,000 shares of our common stock at an exercise price of $.25 per share in connection with a public relations and corporate communications services agreement. The options are exercisable during the period commencing on the agreement date and ending three years subsequent to the termination date of the agreement. The grant of options shall be as follows: (i) options for 250,000 shares upon the execution of the agreement, and (ii) beyond the first ninety (90) days of the agreement, the balance of 750,000 shares on a pro rata quarterly basis at the rate of 250,000 per quarter, conditioned upon the continuation of the agreement.

      On December 29, 2004, we closed a funding transaction with Momona Capital Corp. and Ellis International Ltd. for the issuance of convertible 10% notes in the aggregate amount of $200,000 and five-

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year "C" warrants for the purchase of, in the aggregate, 800,000 shares of common stock, at $0.15 per share. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to an amendment to an October 29, 2004 Regulation D offering.

      On December 31, 2004, we issued five-year options for 150,000 shares of common stock at an exercise price of $0.25 per share to Tim Ransom for graphic design services, pursuant to a Form S-8 registration statement

The assumptions used in the Black Scholes option pricing model in 2003 and 2004 were as follows:


                                                December 31,
                                   --------------------------------------
                                          2003                 2004
                                   -----------------    -----------------

Discount rate - bond yield rate          2.35 - 4.9%         2.33 - 3.25%
Volatility                                  69 - 88%           110 - 120%
Expected life                      2.25 - 3.75 years    0.75 - 3.75 years
Expected dividend yield                            -                    -

A summary of the status of our stock options and warrants as of December 31, 2003 and 2004 with changes during the years then ended are presented below:


                                                                              Weighted
                                                                              Average
                                                               Shares         Price
                                                               ----------     --------

Total warrants and options outstanding at December 31, 2002    21,157,803      $ 0.70

Warrants and options granted                                   18,668,337        0.13
Warrants and options exercised                                          -
Warrants and options expired                                     (214,777)      (1.03)
                                                               ----------      ------

Total warrants and options outstanding at December 31, 2003    39,611,363        0.28

Warrants and options granted                                   33,565,000         .87
Warrants and options exercised                                 (5,895,000)       (.06)
Warrants and options expired                                   (2,191,705)      (1.03)

Total warrants and options outstanding at December 31, 2004    65,089,658      $ 0.56
                                                               ==========      ======

The following table summarizes information about stock options and warrants outstanding at December 31, 2004:


                        Warrants/Options Outstanding         Options/Warrants Exercisable
                  ---------------------------------------    ----------------------------
                                 Weighted        Weighted                        Weighted
                                 Average         Average                         Average
                  Number         Remaining       Exercise    Number              Exercise
Exercise Price    Outstanding    Life (Years)    Price       Exercisable         Price
--------------    -----------    ------------    --------    -----------         --------

$0.00 to $0.75     46,724,658        3.0           $0.31      46,724,658           $0.31
$0.75 to 2.00      18,365,000        1.0           $1.56      18,365,000           $1.56
                   ----------        ---           -----      ----------           -----
                   65,089,658        2.6           $0.56      65,089,658           $0.56
                   ==========        ===           =====      ==========           =====

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes

We are subject to Federal income taxes. As we have experienced operating losses for the years of 2003 and 2004, we have not provided for income tax.

We have gross deferred tax assets of approximately $6.8 million and $8.1 million at December 31, 2003 and 2004, respectively, relating principally to tax effects of net operating loss carry forwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.
Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not that we will not realize the benefits of these deferred tax assets existing at December 31, 2003 and 2004. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at December 31, 2003 and 2004.

At December 31, 2004, we had available net operating losses of approximately $19 million for federal income tax purposes, to offset future taxable income, if any, which will expire at various dates through the year 2023 for federal income tax purposes. The utilization of net operating losses, however, may be subject to certain limitations as prescribed by
Section 382 of the Internal Revenue Code.


Note 9 - Business Segment and Geographic Information

We operate principally in one industry segment. The following sales information is based on customer location rather than subsidiary location.


                                United                                 Middle         Total
2004                            States        Canada      Mexico        East         Company
                                ------        ------      ------       ------        -------

Revenue - unit sales         $ 2,726,702     $     -     $      -     $      -     $ 2,726,702
Revenue - gross kit sales         44,379           -      119,968      453,650         617,997
                             -----------     -------     --------     --------     -----------
Total revenue                  2,771,081           -      119,968      453,650       3,344,699
Cost of goods sold            (2,262,055)          -      (55,609)     (57,141)     (2,374,805)
                             -----------     -------     --------     --------     -----------

Gross margin                 $   509,026     $     -     $ 64,359     $396,509     $   969,894
                             ===========     =======     ========     ========     ===========


                                United                                                Total
2003                            States        Canada      Mexico       China         Company
                                ------        ------      ------       -----         -------

Revenue -unit sales          $   356,985     $     -     $      -     $      -     $   356,985
Revenue -net kit sales            2,737            -            -            -           2,737
Revenue -gross kit sales        629,999       43,745      145,362       21,314         840,420
                             -----------     -------     --------     --------     -----------
Total revenue                   989,721       43,745      145,362       21,314       1,200,142
Cost of goods sold             (127,647)     (10,403)     (45,247)      (9,201)       (192,498)
                             -----------     -------     --------     --------     -----------

Gross margin                 $   862,074     $33,342     $100,115     $ 12,113     $ 1,007,644
                             ===========     =======     ========     ========     ===========

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Commitments and Contingencies

Commitments

We lease office space at our corporate office in Florida under an original operating lease that expired March 8, 2004. We have renewed the operating lease for an additional six-year period that will expire October 30, 2010.

Future minimum rental payments required under the operating lease as of December 31, 2004 are as follows:


Years ending December 31,          Amount
-------------------------          ------

2005                               $89,616
2006                               $89,616
2007                               $89,616
2008                               $89,616
2009                               $89,616
2010 Partial year                  $74,680

Rental expense for the years ended December 31, 2003 and 2004 was $75,270 and $68,784, respectively.


Note 11 - Subsequent Events

      On January 18, 2005, we converted $35,931 of our April 2004 Convertible Promissory Note into 500,000 shares of common stock pursuant to a January 14, 2005 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversion included $14,068 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On January 19, 2005, we converted $64,068 of our April 2004 Convertible Promissory Note into 641,387 shares of common stock pursuant to a January 19, 2005 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversion included $70 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      On January 31, 2005, we closed a funding transaction with Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, Alpha Capital Aktiengesellschaft and Whalehaven Funds Limited, five institutional accredited investors, for the issuance and sale to the Subscribers of up to $2,300,000 of principal amount of promissory notes convertible into shares of our common stock, and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price will be payable within five (5) business days after the actual effectiveness of an SB-2 Registration Statement as defined in the Subscription Agreement. The initial closing notes were at prime plus 4% interest in the aggregate amount of $1,150,000, plus five-year Warrants for the purchase of, in the aggregate, 9,200,000 shares of common stock, at the lesser of (i) $0.16, or (ii) 101% of the closing bid price of the Common Stock as reported by Bloomberg L.P. for the OTC Bulletin Board for the trading day preceding the Closing Date. The notes are convertible into shares of common stock of we at $0.125 per common share. Conversions are limited to a maximum ownership of

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.99% of the underlying common stock at any one time. The notes have a maturity date two yeas from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 460,000 shares plus the aggregate cash amount of $57,500 for due diligence fees to the investors in this transaction

      On February 14, 2005, we converted $41,666 of our June 2004 Convertible Promissory Note into 430,327 shares of restricted common stock pursuant to a February 9, 2005 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.15. The conversion included $22,882 of accrued and unpaid interest on the converted amount. We issued the Convertible Promissory Note and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering

      On February 16, 2005, we converted $25,000 of our November 2003 Convertible Promissory Note into 549,340 shares of common stock pursuant to a February 15, 2005 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion included $2,467 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      BDO Seidman, LLP, an independent accounting firm that was previously engaged as the principal accountant to audit our financial statements, resigned effective March 10, 2004. BDO Seidman, LLP has not offered any explanation for its resignation beyond the statement of resignation contained in the resignation letter.

      The principal accountants' reports on our financial statements for the past two years contained an explanatory paragraph regarding going concern uncertainty.

      No disagreement with the former auditors occurred during the two most recent fiscal years or the subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

      The independent registered public accounting firm of Lazar Levine & Felix, LLP, 350 Fifth Avenue, New York, NY, has agreed to serve as our principal accountant to audit our financial statements, effective March 17, 2004. We did not consult with Lazar Levine & Felix, LLP prior to the resignation of BDO Seidman, LLP. The decision to change accountants was approved by the Audit Committee.


ITEM 8A. - CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the filing date of this report on Form 10-KSB (December 31, 2004), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and our consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this report on Form 10-KSB was being prepared.

b) Changes in Internal Controls. There were no changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, we took no corrective actions.

                                  PART III

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The directors, executive officers and significant employees/advisors as of December 31, 2004, are set forth below. Our directors serve for staggered terms of two years or until their successors are elected.


                                                                                       Year
Name and Age                Position with the Company                               Appointed
------------                -------------------------                               ---------

Stanley A. Hirschman  58    Chairman and Director                                   2000
Roy G. Warren         49    Director, Chief Executive Officer                       1997/1999
Tommy E. Kee          56    Chief Financial Officer, Treasurer                      2003
Roy D. Toulan, Jr.    59    Vice President, Corporate Secretary, General Counsel    2003
Michael Edwards       45    Vice President Sales                                    2000
Benjamin Patipa       49    Vice President, Operations                              2002
Arthur W. Blanding    77    Director                                                1999
Robert Cummings       62    Director                                                1997
Paul Downes           43    Director                                                1997
John McCormack        46    Director                                                1997
Phillip Pearce        76    Director                                                1997

      The experience and background of our executive officers follow:

Mr. Stanley A. Hirschman - Chairman and Director since September 2000

      Mr. Hirschman is president of CPointe Associates, Inc., an executive management and consulting firm specializing in solutions for emerging companies with technology-based products. CPointe was formed in 1996. In addition, he is an advisor to Redwood Grove Capital Management and Global Marketing Partners. He is director of 5G Wireless Communications, Inc. and iWorld Projects & Systems, Inc. Prior to establishing CPointe Associates, Mr. Hirschman was vice president of operations of Software, Etc., Inc., a retail software chain, from 1989 until 1996. Mr. Hirschman also has held senior management positions with retailers T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman currently serves on the Audit Committee of our board of directors.

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

Mr. Tommy E. Kee - Chief Financial Officer, Treasurer since 2003

      Tommy Kee joined us in March 2003 as Chief Financial Officer. He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee. Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area. Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company. He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando. Mr. Kee handles all financial management and reporting for us and works closely with our external auditors and general counsel for financial reporting and SEC compliance.

Roy D. Toulan, Jr. - Vice President, Corporate Secretary, General Counsel since 2003

      Roy Toulan began with the original founders as outside corporate counsel in 1997 and has been responsible for all of our corporate and business legal work, including securities matters. Mr. Toulan became Corporate Counsel in October 2002, when he left his private legal practice in Boston, and Vice President in January 2003. He received his law degree from Catholic University in Washington D.C. and for the first 15 years of his career practiced corporate and securities litigation with large law firms in New York and Boston. Before joining us full time, he spent the last 18 years in private practice in Boston, Massachusetts in general corporate and securities law helping companies with corporate structure and funding, both domestically and internationally.

Mr. Michael Edwards - Vice President Sales, since 2003

      Mr. Edwards has been with us in a sales and marketing capacity since 2000. Prior to that time, he worked for 5 years in beverage marketing research for Message Factors, Inc., a Memphis, Tennessee marketing research firm. Mr. Edwards has a BS degree from Florida State University in Management and Marketing and spent 13 years in the banking industry, leaving CitiBank to join Message Factors in 1995.

Dr. Benjamin Patipa - Vice President, Operations since 2002

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

Mr. Phillip Pearce - Director Since 1997

      Mr. Pearce is a "retired" member of the securities industry. Mr. Pearce served as Chairman of the NASD during which time he was instrumental in the founding of NASDAQ. Additionally, Mr. Pearce was a former Director of E.F. Hutton and has served as Governor of the New York Stock Exchange. Since his retirement in 1988, Mr. Pearce has remained active in the securities industry as a corporate financial consultant. Mr. Pearce serves on the compensation committee of our board of directors. Mr. Pearce also serves on our audit committee.

ITEM 9 - (COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT)

      Based upon a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a), we report the following delinquent filings. Senior management and our Directors filed Form 4 reports on January 28, 2005 for common stock issued on December 31, 2005, owing to a misunderstanding as to when the delivery of such shares by us to the individual recipients was to occur.

      During 2004, our directors and executive officers did not file Form 4s for options that were authorized pursuant to compensation plans but not issued.


ITEM 10. - EXECUTIVE COMPENSATION

Compensation of directors

      We compensated Directors for their travel expenses to and from board of directors' meetings in 2001, 2002, 2003 and 2004. In 2003, there were three in person meetings and four telephonic board meetings. In 2004, there were three in person meetings and four telephonic board meetings. Directors received options for 35,000 shares of common stock for each year as a director through 2001. Each member of the executive committee has received options for an additional 40,000 shares of common stock for their services from 1998 through 2001. Directors received additional options for 25,000 shares for 2002 and 2003. On January 13, 2004, the Directors unanimously voted to convert the options to common stock on a one for one basis. The common shares so converted were issued pursuant to a Form S-8 registration statement filed December 23, 2004.

Compensation of executive officers

      The following table sets forth the compensation paid during the last three fiscal years to our Chief Executive Officer and our other executive officers:

                            Summary Compensation


                                                                                        Long-Term
                                   Annual Compensation                                Compensation
                      --------------------------------------------    --------------------------------------------
                                             Bonus                        Restricted Stock            All Other
Name & Position       Year     Salary      2004 (1)        Other         Awards and Options       Compensation (2)
------------------------------------------------------------------------------------------------------------------

Roy G. Warren         2001    $180,000    $137,750      $12,000       2,500,000 employment        $220,000 salary
President & CEO       2002    $180,000    value of      Medical       contract options and        $12,000
Director              2003    $220,000    converted     insurance     255,000 Director options    (insurance)
                      2004    $220,000    options;                    converted to common
                                          $8,462                      stock per January 13,
                                          cash bonus                  2004 vote of Directors

Tommy E. Kee          2003     120,000    $15,000       $12,000       300,000 employment          $60,000 salary
Chief financial;      2004     120,000    value of      Medical       contract options            $12,000
Officer                                   converted     insurance     converted to common         (insurance)
                                          options;                    stock per January 13,
                                          $4,615                      2004 vote of Directors
                                          cash bonus

Roy D. Toulan, Jr.    2003     180,000    $15,000       $8,900        300,000 employment          $180,000 salary
Vice President        2004     180,000    value         Medical       contract options            $8,900
Secretary                                 converted     (part)        converted to common         (insurance)
Corporate Counsel                         options;      Life &        stock per January 13,
                                          $6,923        disability    2004 vote of Directors
                                          cash bonus    insurance


<F1>  Mr. Warren has waived a 4% EBITDA bonus provision in his employment contract. Mr. Toulan was granted 100,000 shares of common stock in 2003 as a signing bonus, valued at $28, 000. The reported values of options converted in 2004 are pursuant to a January 13, 2004 vote of Directors authorizing conversion, and are valued $0.05 per share.

<F2>  Amount paid for termination of employment owing to change of control.

Option Grants 2004      None.

              Aggregated Options Exercised in Last Fiscal Year
                      And Fiscal Year-End Option Values


                                                      Number of Securities Underlying    Value of Unexercised In-the-
                                                           Unexercised Options at        Money Options at 2004 Fiscal
                              Shares                        2004 Fiscal Year-End                   Year-End
                             Acquired       Value
Name                       on Exercise    Realized       Exercisable/Unexercisable         Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------

Roy G. Warren               2,755,000     $220,400    -0-                                -0-
                                                      --------------------------------------
President & CEO                (1)           (3)      -0-                                -0-
---------------------------------------------------------------------------------------------------------------------
Director

Tommy E. Kee                  300,000     $ 24,000    -0-                                -0-
                                                      --------------------------------------
Chief Financial Officer        (2)           (3)      -0-                                -0-
---------------------------------------------------------------------------------------------------------------------
Treasurer

Roy D. Toulan, Jr.            300,000     $ 24,000    -0-                                -0-
                                                      --------------------------------------
Vice President                 (2)           (3)      -0-                                -0-
---------------------------------------------------------------------------------------------------------------------
Secretary
Corporate Counsel





<F1>  2,500,000 employment contract options and 255,000 Director options converted to common stock per January 13, 2004 vote of Directors

<F2>  300,000 employment contract options converted to common stock per
      January 13, 2004 vote of Directors

<F3>  The reported value of options converted in 2004 are at market ($0.08 per share) at January 13, 2004 vote of Directors authorizing conversion, and at $0.05 per share for income tax reporting purposes

Compensation Plans
------------------

Directors

      On March 27, 2001, we issued options to our directors, including Roy Warren, to purchase the aggregate of 925,000 shares of our common stock. The options have an exercise price of $0.75 and expire March 26, 2006. Directors received options for 35,000 shares for each full year of service and an additional 40,000 shares for service on a board committee. On July 1, 2002, we issued 250,000 options to the Board of Directors, including Roy Warren, for services rendered as directors. Each director received options for 25,000 shares of common stock at an exercise price of $0.60. The options can be exercised for five years.

      On January 13, 2004, the Board of Directors adopted a plan to convert on a one for one basis the options granted to our present employees and the directors currently serving on the Board into a like number of our restricted shares of common stock at the then market value of $0.08 per share. The conversion of the options to common stock for any individual director or employee was conditioned upon a "lockup" agreement by such director or employee, pursuant to which the recipients of such common stock could not sell, transfer, pledge or hypothecate such common stock for a six-month period.

Employment contracts

      Roy G. Warren Chief Executive Officer

      We have a one-year contract with Mr. Warren commencing January 1, 2003, at an annual base salary of $220,000. The contract provides for the grant of options for 1,000,000 shares of common stock at $0.50 per share, options for 1,000,000 shares of common stock at $1.50 per share and options for 100,000 shares of common stock at $0.75 per share. During his employment, he also will receive five-year incentive options for an additional 400,000 shares in tranches of 100,000, as the public trading price for our stock reaches $2.00, $3.00, $4.00 and $5.00, respectively. The exercise price for these options will track the market price for our common stock when granted. Mr. Warren's employment contract provides for the payment of one year's salary plus medical insurance costs for termination of employment owing to change of control. We converted these employment contract options to common stock pursuant to a vote of the Board of Directors on January 13, 2004. Our Board of Directors has extended this contract pending the execution of a replacement employment contract.

      Tommy E. Kee, Chief Financial Officer, Treasurer

      Mr. Kee has an eighteen-month contract with us commencing July 1, 2003 at an annual salary of $120,000. We granted options for 300,000 shares of common stock as an incentive bonus pursuant to an employment contract. The first 100,000 share options tranche vested on July 1, 2003 at an exercise price of $0.10 per share. The remaining options for 200,000 shares of common stock vest as follows: options for 100,000 shares on each of December 31, 2003 and 2004, respectively. All of these options expire five years from vesting. Mr. Kee's employment contract provides for the payment of six months' salary plus medical insurance costs for termination of employment owing to change of control. We converted these employment contract options to common stock pursuant to a vote of the Board of Directors on January

13, 2004. Our Board of Directors has extended this contract pending the execution of a replacement employment contract.

      Roy D. Toulan, Jr., Vice President, General Counsel and Corporate
Secretary

      Mr. Toulan has a two-year contract with us commencing January 1, 2003 at an annual salary of $180,000. An incentive bonus of 100,000 common stock shares was granted to Mr. Toulan in January 2003, valued at $0.28 per share. In addition, we granted options for 100,000 shares of common stock as part of the pursuant to an employment contract. These options vested immediately, expire on December 30, 2007 and have an exercise price of $0.40 per share. We also granted options for 200,000 shares of common stock at an exercise price of $0.40 per share, which vest as follows: options for 100,000 shares on each of December 31, 2003 and 2004. Options for 100,000 shares expire on each of December 30, 2008 and 2009, respectively. Mr. Toulan's employment contract provides for the payment of one year's salary plus medical insurance costs for termination of employment owing to change of control. We converted these employment contract options to common stock pursuant to a vote of the Board of Directors on January 13, 2004. Our Board of Directors has extended this contract pending the execution of a replacement employment contract.

Securities authorized for issuance under equity compensation plans
------------------------------------------------------------------

      The equity compensation reported in this section has been and will be issued pursuant to individual compensation contracts and arrangements with employees, directors, consultants, advisors, vendors, suppliers, lenders and service providers. The equity is reported on an aggregate basis as of December 31, 2004. Our security holders have not approved the compensation contracts and arrangements underlying the equity reported.

                          Number of securities                                 Number of securities
                            to be issued upon     Weighted average price       remaining for future
Compensation              exercise of options,    of outstanding options,     issuance under equity
Plan Category              warrants and rights      warrants and rights         compensation plans
----------------------------------------------------------------------------------------------------

Directors (former)                335,000                  $0.71                  0 individual plans
----------------------------------------------------------------------------------------------------
Employees (former)                591,167                  $0.87             60,000 individual plans
----------------------------------------------------------------------------------------------------
Consultants                     1,460,714                  $0.30                  0 individual plans
----------------------------------------------------------------------------------------------------
Lender                             25,000                  $0.40                  0 individual plan
----------------------------------------------------------------------------------------------------
Total                           2,412,381                  $0.77             60,000
----------------------------------------------------------------------------------------------------

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our common stock as of March 3, 2005, as to

      * each person known to beneficially own more than 5% of our common stock
      *  each of our directors
      *  each executive officer
      *  all directors and officers as a group

The following conditions apply to all of the following tables:

      * except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown

      * the class listed as "common" includes the shares of common stock underlying our issued convertible preferred stock, options and warrants

Beneficial Owners
-----------------


                                                           Amount and Nature
                           Name and Address of               of Beneficial
Title of Class             Beneficial Owner (1)                Ownership        Percent of Class (2)
----------------------------------------------------------------------------------------------------

Common            Amro International, SA (3)                   5,985,787                9.99%
                  Grossmuenster Platz 26
                  P.O. Box 4401
                  Zurich, Switzerland CH 8022
                  Austinvest Anstalt Balzers
                  Landstrasse 938
                  9494 Furstentums Balzers,
                  Liechtenstein
                  Esquire Trade & Finance Inc.
                  Trident Chambers
                  P.O. Box 146
                  Road Town, Tortola, B.V.I.
----------------------------------------------------------------------------------------------------
Common            The Keshet Fund LP (4)                       5,985,787                9.99%
                  Keshet L.P.
                  Nesher Ltd
                  Talbiya B. Invest  ments Ltd.
                  Ragnall House, 18 Peel Road
                  Douglas, Isle of Man
                  1M1 4L2, United Kingdom
----------------------------------------------------------------------------------------------------
Common            Alpha Capital  Aktiengesellschaft (5)        5,985,787                9.99%
                  Pradafant 7, Furstentums 9490,
                  Vaduz, Liechtenstein
----------------------------------------------------------------------------------------------------
Common            Mid-Am Capital, L.L.C. (5)                   5,985,787                9.99%
                  Northpointe Tower
                  10220 North Ambassador Drive
                  Kansas City, MO 64190
----------------------------------------------------------------------------------------------------
Common            Explorer Fund Management, LLC (5)            5,985,787                9.99%
                  444 N. Michigan Ave.
                  Chicago, IL 60611
----------------------------------------------------------------------------------------------------
Common            Longview Fund LP                             3,633,333                6.06%
                  1325 Howard Avenue #422
                  Burlingame, CA 94010
                  Attn:  S. Michael Rudolph
----------------------------------------------------------------------------------------------------
Common            Stonestreet Limited Partnership              5,985,787                9.99%
                  C/o Canaccord Capital Corporation
                  320 Bay Street, Suite 1300
                  Toronto, Ontario M5H 4A6,
                  Canada
----------------------------------------------------------------------------------------------------
Common            Whalehaven Funds Limited                     3,816,667                6.37%
                  3rd Floor, 14 Par-Laville Road
                  Hamilton, Bermuda HM08
----------------------------------------------------------------------------------------------------




----------------------------------------------------------------------------------------------------
Common            Dale Reese (6)                               3,305,985                5.52%
                  125 Kingston Road
                  Media, PA
----------------------------------------------------------------------------------------------------
Common            Longview Fund LP(5)                          5,985,787                9.99%
                  1325 Howard Avenue #422
                  Burlingame, CA 94010
----------------------------------------------------------------------------------------------------
Common            Gamma Opportunity (5)                        5,985,787                9.99%
                  Capital Partners LP
                  British Colonial Centre of Commerce
                  One Bay Street, Suite 401
                  Nassau, The Bahamas
----------------------------------------------------------------------------------------------------


<F1>  Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 3, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

<F2>  Percentage based on 59,917,797 shares of common stock outstanding with respect to the common stock.

<F3>  Amro International, S.A., Austinvest Anstalt Balzers and Esquire
      Trade & Finance Inc. share a common investment representative, attorney and subscription agreements for the Series D and Series F convertible preferred stock and are treated as a group for beneficial ownership purposes. This group is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. All of the equity listed consists of convertible preferred and warrants.

<F4>  The Keshet Fund L.P., Keshet L.P., Nesher Ltd. and Talbiya B.
      Investments Ltd. share a common investment representative, attorney and subscription agreements for the Series G convertible preferred stock and are treated as a group for beneficial ownership purposes. This group is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. All of the equity listed consists of convertible preferred and warrants.

<F5>  This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. All of the equity listed consists of convertible preferred and warrants.

<F6>  The beneficial owner has the right to convert 107,440 shares of stock preferred to 107,440 shares of common stock within 60 days.

Management Owners
-----------------


                     Name and Address of        Amount and Nature
Title of Class       Management Owner (1)          of Ownership      Percent of Class (2)
-----------------------------------------------------------------------------------------

Common            Roy G. Warren                     3,321,764                   5.54%
                  11300 US Highway No.1
                  N. Palm Beach, FL
-----------------------------------------------------------------------------------------
Common            Paul Downes                         288,000            Less than 1%
                  Tamarind Management Ltd.
                  20579 S. Charlestown
                  Boca Raton, FL 33434
-----------------------------------------------------------------------------------------
Common            Robert Cummings                     565,000            Less than 1%
                  2829 N.E. 44th Street
                  Lighthouse Point, FL 33064
-----------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------
Common            John McCormack                      787,500                   1.31%
                  8750 South Grant
                  Burridge, IL 60521
-----------------------------------------------------------------------------------------
Common            Mr. Arthur W. Blanding              452,889            Less than 1%
                  Janesville, WI 53545
-----------------------------------------------------------------------------------------
Common            Phillip Pearce                      256,000            Less than 1%
                  6624 Glenleaf Court
                  Charlotte, NC 28270
-----------------------------------------------------------------------------------------
Common            Stanley Hirschman                   369,670            Less than 1%
                  2600 Rutgers Court
                  Plano, Texas 75093
-----------------------------------------------------------------------------------------
Common            Roy D. Toulan, Jr.                1,015,121                  1.696%
                  VP, General Counsel
                  6 Wheelers Pt. Rd
                  Gloucester, MA
-----------------------------------------------------------------------------------------
Common            Tommy Kee                           442,385            Less than 1%
                  CFO, Treasurer
                  11300 US Highway 1
                  N. Palm Beach, FL
-----------------------------------------------------------------------------------------
Common            Executive officers and            7,498,329                  12.52%
                  directors as a group
-----------------------------------------------------------------------------------------


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

<F2>  Percentage based on 59,917,797 shares of common stock outstanding with respect to the common stock.

      There currently are no arrangements that may result in a change of ownership or control.


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not Applicable


ITEM 13. - EXHIBITS


Exhibit                                                          Incorporated      Filed
No.        Document Description                                  by Reference    Herewith
-----------------------------------------------------------------------------------------

  3.1      Articles of Incorporation                                  (1)
  3.2      Amended Articles (name change)                             (1)
  3.4      Restated Bylaws                                            (1)
  4        Rights of Equity Holders
  4.1      Preferred, Series B Designation                            (1)
  4.2      Preferred, Series F Designation                            (2)
  4.3      Preferred, Series G Designation                            (3)
  4.4      Preferred, Series H Designation                            (6)
  4.5      Preferred, Series I Designation                            (7)
  4.6      Preferred, Series J Designation                            (8)
  4.7      Preferred, Series K Designation                           (10)
  4.8      Subscription Agreement dated November 2003 entered        (11)




           with Gamma Opportunity Capital Partners, LP
  4.9      Class A Common Stock Purchase Warrant issued to
           Gamma Opportunity Capital Partners, LP                    (11)
  4.10     Class B Common Stock Purchase Warrant issued to
           Gamma Opportunity Capital Partners, LP                    (11)
  4.11     Convertible Note issued to Gamma Opportunity
           Capital Partners, LP dated November 2003                  (11)
  4.12     Class A Common Stock Purchase Warrant issued to
           Libra Finance, S.A.                                       (11)
  4.13     Subscription Agreement dated November 2003 entered
           with MID-AM CAPITAL, L.L.C                                (11)
  4.14     Class A Common Stock Purchase Warrant issued to
           MID-AM CAPITAL, L.L.C.                                    (11)
  4.15     Class B Common Stock Purchase Warrant issued to
           MID-AM CAPITAL, L.L.C                                     (11)
  4.16     Convertible Note issued to MID-AM CAPITAL, L.L.C.
           dated November 2003                                       (11)
  4.17     Subscription Agreement dated April 2, 2004 entered
           with Alpha Capital Aktiengesellschaft
           and Longview Fund LP                                      (11)
  4.18     Convertible Note issued to Alpha Capital
           Aktiengesellschaft dated April 2004                       (11)
  4.19     Convertible Note issued to Longview Fund LP
           dated April 2004                                          (11)
  4.20     Common Stock Purchase Warrant  issued to Alpha
           Capital Aktiengesellschaft dated April 2004               (11)
  4.21     Common Stock Purchase Warrant  issued to
           Longview Fund LP dated April 2004                         (11)
  4.22     Subscription Agreement entered by and between the
           Company and Mid-AM Capital LLC dated June 2004            (12)
  4.23     Convertible Note issued to Mid-AM Capital LLC
           dated June 2004                                           (12)
  4.24     Common Stock Purchase Warrant A issued to
           Mid-AM Capital LLC dated June 2004                        (12)
  4.25     Common Stock Purchase Warrant B issued to
           Mid-AM Capital LLC dated June 2004                        (12)
  4.26     Subscription Agreement entered by and between the
           Company and Alpha Capital, Longview Fund LP,
           Stonestreet Limited Partnership, Whalehaven Funds
           Limited and Gamma Opportunity Capital Partners LP
           dated June 2004                                           (12)
  4.27     Form of Common Stock Purchase A issued to Alpha
           Capital, Longview Fund LP, Stonestreet Limited
           Partnership, Whalehaven Funds Limited and Gamma
           Opportunity Capital Partners LP dated June 2004           (12)
  4.28     Form of Common Stock Purchase B issued to
           Alpha Capital, Longview Fund LP, Stonestreet
           Limited Partnership, Whalehaven Funds Limited and
           Gamma Opportunity Capital Partners LP dated June 2004     (12)
  4.29     Form of Convertible Note issued to Alpha Capital,
           Longview Fund LP, Stonestreet Limited Partnership,
           Whalehaven Funds Limited and Gamma Opportunity
           Capital Partners LP dated June 2004                       (12)
  4.30     Subscription Agreement entered by and between the
           Company and Alpha Capital, Longview Fund LP,
           Stonestreet Limited Partnership and Whalehaven
           Funds Limited dated October 2004                          (12)
  4.31     Form of Common Stock Purchase C issued to Alpha           (12)




           Capital, Longview Fund LP, Stonestreet Limited
           Partnership and Whalehaven Funds Limited
           dated October 2004
  4.32     Form of Convertible Note issued to Alpha Capital,
           Longview Fund LP, Stonestreet Limited Partnership,
           Whalehaven Funds Limited and Gamma Opportunity
           Capital Partners LP dated October 2004                    (12)
  4.33     Subscription Agreement entered by and between the
           Company and Momona Capital Corp. and Ellis
           International Ltd. dated December 2004                    (12)
  4.34     Form of Common Stock Purchase C issued to Momona
           Capital Corp. and Ellis International Ltd.
           dated December 2004                                       (12)
  4.35     Form of Convertible Note issued to Momona Capital
           Corp. and Ellis International Ltd. dated December 2004    (12)
  4.36     Form of Convertible Note issued to Alpha Capital,
           Longview Fund LP, Longview Equity Fund LP, Longview
           International Equity Fund LP and Whalehaven Funds
           Limited dated January 2005                                               X
  4.37     Subscription Agreement entered by and between the
           Company and Alpha Capital, Longview Fund LP, Longview
           Equity Fund LP, Longview International Equity Fund LP
           and Whalehaven Funds Limited dated January 2005                          X
  4.38     Form of Common Stock Purchase Warrant  issued to Alpha
           Capital, Longview Fund LP, Longview Equity Fund LP,
           Longview International Equity Fund LP and Whalehaven
           Funds Limited dated January 2005                                        X
 10        Material Contracts
 10.1      Warner Bros China License Agreement                        (5)
 10.2      Warner Bros. China License Agreement (modified)            (5)
 10.3      Warner Bros. U.S. License Agreement.                       (5)
 10.4      Warner Bros. Mexico. License Agreement                     (6)
 10.5      Warner Bros. Canada. License Agreement                     (6)
 10.6      MoonPie License Agreement                                 (10)
 10.7      Marvel License Agreement (US)                             (10)
 10.8      SADAFCO Production Agreement                              (10)
 10.9      Real Estate Lease Amendment Extending Term                (10)
 10.10     Masterfoods License                                                      X
 10.11     Marvel Enterprises License (UK)                                          X
 16.1      Letter on change or certifying accountant                  (9)
 21.1      Subsidiary Articles of Association                         (4)
 31.1      Certification of CEO, Rules 13a-14(a) & 15d-14(a)                        X
 31.2      Certification of CFO, Rules 13a-14(a) & 15d-14(a)                        X
 32.1      Certifications of CEO & CFO, 18 U.S.C. Sec. 1350                         X

<F1>  Filed with Form 10SB/A First Amendment
<F2>  Filed with Form 10K-SB for 12-31-99
<F3>  Filed with Form 10QSB for 6-30-00
<F4>  Filed with Form SB-2/A Second Amendment
<F5>  Filed with Form SB-2/A Third Amendment
<F6>  Filed with Form 10K-SB 2001
<F7>  Filed with Form 10QSB for 6-30-02




<F8>  Filed with Form 8-K for 10-02-02
<F9>  Filed with Form 8-K for 3-26-04
<F10> Filed with Form 10K-SB 2003
<F11> Filed with Form SB-2 June 4, 2004
<F12> Filed with Form SB-2 January 21, 2005


ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

      The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $119,325 and $86,493 respectively for 2003 and 2004.

Audit Related Fees
------------------

      None

Tax Fees
--------

      None

All Other Fees
--------------

      $3,699

Audit Committee Pre-Approval Policies
-------------------------------------

      The audit committee makes reasonable inquiry as to the independence of our principal auditors based upon the considerations set forth in Rule 2-01 of Regulation S-X, including the examination of representation letters furnished by the principal accountant. The audit committee has not approved any services beyond those required for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this March 21, 2005.

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

Signature              Title                                   Date
---------              -----                                   ----

/S/ Roy G. Warren      Chief Executive Officer                 March 21, 2005

/S/ Tommy E. Kee       Chief Financial Officer, Treasurer      March 21, 2005