Form 10QSB
period 2005-03-31
BRAVO FOODS INTERNATIONAL CORP
filed 2005-05-11
CIK 1061029

---------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      Commission File Number 000-25039

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


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

                Date             Class         Shares Outstanding
            May 3, 2005      Common Stock          63,488,591

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [x]

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated balance sheets as of December 31, 2004            F-1
         and March 31, 2005 (unaudited)

         Consolidated statements of operations                          F-3
         (unaudited) for the three months ended
         March 31, 2004 and 2005

         Consolidated statements of cash flows                          F-4
         (unaudited) for the three months ended
         March 31, 2004 and 2005

         Notes to consolidated financial statements (unaudited)         F-5

Item 2.  Management's Discussion and Analysis of Financial               11
         Condition and Results of Operations

Item 3.  Controls and Procedures                                         24


PART II - OTHER INFORMATION

Item 2.  Changes In Securities and Use of Proceeds                       24

Item 6.  Exhibits                                                        27

SIGNATURES                                                               27

EXHIBITS                                                                 28

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                    December 31,       March 31,
                                                        2004             2005
                                                    ------------       ---------
                                                                      (unaudited)

Assets

Current assets:
  Cash and cash equivalents                         $    113,888     $    117,559
  Accounts receivable                                     51,968           35,124
  Inventories                                             11,656            4,675
  Prepaid expenses                                       551,510          740,213
                                                    ------------     ------------

      Total current assets                               729,022          897,571
Furniture and equipment, net                             111,206          114,643
License rights, net of accumulated amortization           67,301          231,045
Trademarks, net                                           10,249            9,945
Deferred product development costs                       162,169          174,755
Deposits                                                  13,900           13,900
                                                    ------------     ------------

Total assets                                        $  1,093,847     $  1,441,859
                                                    ============     ============

Liabilities and Capital Deficit

Current liabilities:
  Note payable to International Paper               $    187,743     $    187,743
  Note payable to Alpha Capital                          217,954          277,796
  Note payable to Mid-Am Capital LLC                     111,262          112,480
  Note payable to Libra Finance                           40,106           42,709
  Note payable to Longview                                54,086          177,632
  Note payable to Stonestreet                             47,014           62,257
  Note payable to Whalehaven                              17,082           55,335
  Note payable to Bi-Coastal                              13,649           15,628
  Note payable to Gem Funding                              8,231           10,209
  Note payable to Warner Brothers                        147,115          147,115
  Note payable to Gamma Capital                           59,678                -
  Note payable to Momona Capital                          25,885           36,979
  Note payable to Ellis International                     25,885           36,979
  Accounts payable                                     1,763,339        2,026,994
  Accrued liabilities                                    375,962          480,186
                                                    ------------     ------------

      Total current liabilities                        3,094,991        3,670,042
Dividends payable                                        928,379        1,023,439
Other notes payable                                      100,171          118,831
                                                    ------------     ------------

Total liabilities                                      4,123,541        4,812,312
                                                    ------------     ------------




              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                    December 31,       March 31,
                                                        2004             2005
                                                    ------------       ---------
                                                                      (unaudited)

Commitments and contingencies

Capital Deficit (Note 2):
Series B convertible, 9% cumulative, and redeemable
 preferred stock, stated value $1.00 per share,
 1,260,000 shares authorized, 107,440 shares issued
 and outstanding, redeemable at $107,440                 107,440          107,440
Series F convertible and redeemable preferred stock,
 stated value $10.00 per share, 55,515 shares
 issued and outstanding                                  512,740          512,740
Series H convertible, 7% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 165,500 shares issued and outstanding                   895,591          895,591
Series I convertible, 8% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 30,000 shares issued and outstanding                     72,192           72,192
Series J convertible, 8% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 200,000 shares issued and outstanding                 1,854,279        1,854,279
Series K convertible, 8% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 95,000 shares issued and outstanding                    950,000          950,000
Common stock, par value $0.001 per share,
 300,000,000 shares authorized, 57,793,501 and
 61,481,295 shares issued and outstanding                 57,794           61,481
Additional paid-in capital                            26,257,299       27,253,377
Accumulated deficit                                  (33,737,029)     (35,069,337)
Translation adjustment                                         -           (8,216)
                                                    ------------     ------------

Total capital deficit                                 (3,029,694)      (3,370,453)
                                                    ------------     ------------
Total liabilities and capital deficit               $  1,093,847     $  1,441,859
                                                    ============     ============

                           See accompanying notes.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended March 31,
                                                       2004             2005
                                                    -----------      -----------
                                                    (unaudited)      (unaudited)

Revenue - unit sales                               $   367,458      $   864,420
Revenue - gross kit sales                               70,748           33,350
                                                   -----------      -----------
Total revenue                                          438,206          897,770
Cost of sales                                         (330,121)        (677,663)
                                                   -----------      -----------
Gross margin                                           108,085          220,107
Selling expenses                                       253,038          623,452
Product development                                      3,645           63,591
General and administrative expense                     700,966          653,247
                                                   -----------      -----------
Loss from operations                                  (849,564)      (1,120,183)
Other income (expense)
  Interest expense, net                                 31,685          117,065
Loss before income taxes                              (881,249)      (1,237,248)
Provision for income taxes                                   -                -
Net loss                                              (881,249)      (1,237,248)

Dividends accrued for Series B preferred stock          (2,411)          (2,384)
Dividends accrued for Series G preferred stock         (10,864)               -

Dividends accrued for Series H preferred stock         (28,883)         (28,566)
Dividends accrued for Series I preferred stock          (5,984)          (5,918)
Dividends accrued for Series J preferred stock         (39,890)         (39,452)
Dividends accrued for Series K preferred stock          (5,436)         (18,740)
                                                   -----------      -----------

Net loss applicable to common shareholders         $  (974,717)     $(1,332,308)
                                                   ===========      ===========

Weighted average number of common shares
 outstanding                                        31,001,544       59,618,018
                                                   ===========      ===========
Basic and diluted loss per share                   $     (0.03)     $     (0.02)
                                                   ===========      ===========
Comprehensive loss and its components
 consist of the following:
Net loss                                           $  (881,249)     $(1,237,248)
Foreign currency translation adjustment                      -           (8,216)
                                                   -----------      -----------
Comprehensive loss                                 $  (881,249)     $(1,245,464)
                                                   ===========      ===========

                           See accompanying notes.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended March 31,
                                                       2004             2005
                                                    -----------      -----------
                                                    (unaudited)      (unaudited)

Cash flows from operating activities:
  Net loss                                         $  (881,249)     $(1,237,248)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                       59,100          100,726
    Stock issuance for compensation, finders'
     fee and due diligence fees                         90,000           57,500
Increase (decrease) from changes in:
      Accounts receivable                                5,877           16,844
      Inventories                                      (10,000)           6,981
      Prepaid expenses                                (242,762)        (188,703)
      Accounts payable and accrued expenses            409,736          412,704
      Deferred product development costs              (202,952)        (268,564)
                                                   -----------      -----------
Net cash used in operating activities                 (772,250)      (1,099,760)
                                                   -----------      -----------

Cash flows from investing activities:
  Purchase of equipment                                 (1,133)         (11,625)
                                                   -----------      -----------
Net cash used in investing activities                   (1,133)         (11,625)
                                                   -----------      -----------

Cash flows from financing activities:
  Proceeds of Series K preferred stock                 800,000                -
  Convertible notes payable                                  -        1,150,000
  Registration costs for financing                           -          (26,728)
                                                   -----------      -----------

Net cash provided by financing activities              800,000        1,123,272
                                                   -----------      -----------

Effect of changes in exchange rates on cash                  -           (8,216)
                                                   -----------      -----------
Net (decrease) in cash and cash equivalents             26,617            3,671
Cash and cash equivalents, beginning of period          58,859          113,888
                                                   -----------      -----------
Cash and cash equivalents, end of period           $    85,476      $   117,559
                                                   ===========      ===========

                           See accompanying notes.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1 -Interim Periods

      The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International, Corp. and its wholly owned subsidiary Bravo! Brands (UK) Ltd. (the "Company"). The Company is engaged in the sale of flavored milk products and flavor ingredients in the United States, Mexico and nine countries in the Middle East, and is establishing infrastructures to conduct business in Canada and the United Kingdom.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2004 .

      As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $35,069,337, a capital deficit of $3,370,453, negative working capital of $2,772,471 and is delinquent on certain of its debts at March 31, 2005. Further, the Company's auditors stated in their report on the Company's Consolidated Financial Statements for the year ended December 31, 2004, that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to increase gross profit margins in its U.S. business, grow its international business, obtain additional financing and is in the process of repositioning its products with the continued launch of four product lines and the initiation of an additional two new lines. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing and has raised $2,300,000 in the three months ending March 31, 2005, with half invested in January 2005 and the balance anticipated in the second quarter. No assurances can be given that the Company will be successful in carrying out its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

      The Company recognizes revenue in the United States at the gross amount of its invoices for the sale of finished product to wholesale buyers. Commencing with the first quarter 2004, the Company no longer uses the sale of "kits" as a revenue event in the United States. Rather,

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

the Company takes title to its branded flavored milks when they are shipped by the Company's third party processors and recognize as revenue the gross wholesale price charged to the Company's wholesale customers. Expenses for slotting fees and certain promotions are treated as a reduction of reported revenue. The Company determines gross margin by deducting from the reported wholesale price the cost charged by the Company's third party processors to produce the branded milk products. The sale of "kits" will remain as the revenue model for the Company's international business, with the exception of the United Kingdom and Canada, where the domestic business model will be implemented.

      The Company recognizes revenue for its international business at the gross amount of its invoices for the sale of flavor ingredients and production rights (collectively referred to as "kits") at the time of shipment of flavor ingredients to processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. This recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model is allocated for the processors' purchase of flavor ingredients and fees charged by the Company to the processors for production rights. The Company formulates the price of production rights to cover its royalties under intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of goods sold the cost of flavor ingredients paid by the processor dairies to ingredients suppliers. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped. The criteria to meet this guideline are: 1) persuasive evidence that an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

      The Company follows the final consensus reached by the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". In certain circumstances in its U.S. business, the Company is required to pay slotting fees, give promotional discounts or make marketing allowances in order to secure wholesale customers. These payments, discounts and allowances reduce the Company's reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 104. Pursuant to EITF 99-19, international sales of kits made directly to customers by the Company are reflected in the statements of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue.

Stock-based Compensation

The Company has adopted the intrinsic value method of accounting for employee stock options as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

based Compensation" (SFAS No. 123) and discloses the pro forma effect on net loss and loss per share as if the fair value based method had been applied. For equity instruments, including stock options issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations.

The Company did not issue stock options or other equity to its employees and management during the three months ending March 31, 2005.

Note 2 - Transactions in Capital Deficit

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

      On January 31, 2005, we closed a funding transaction with Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, Alpha Capital Aktiengesellschaft and Whalehaven Funds Limited, five institutional accredited investors, for the issuance and sale to the Subscribers of up to $2,300,000 of principal amount of promissory notes convertible into shares of our common stock, and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price will be payable within five (5) business days after the actual effectiveness of an SB-2 Registration Statement as defined in the Subscription Agreement. The initial closing notes were at prime plus 4% interest in the aggregate amount of $1,150,000, plus five-year Warrants for the purchase of, in the aggregate, 9,200,000 shares of common stock, at the lesser of (i) $0.16, or (ii) 101% of the closing bid price of the Common Stock as reported by Bloomberg L.P. for the OTC Bulletin Board for the trading day preceding the Closing Date. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 460,000 shares plus the aggregate cash amount of $57,500 for due diligence fees to the investors in this transaction.

      On February 14, 2005, we converted $41,666 of our June 2004 Convertible Promissory Note into 430,327 shares of restricted common stock pursuant to a February 9, 2005 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.15. The conversion included $22,882 of accrued and unpaid interest on the converted amount. We issued the Convertible Promissory Note and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. The underlying common stock is registered pursuant to a Form SB-2 registration statement declared effective April 18, 2005.

      On February 16, 2005, we converted $25,000 of our November 2003 Convertible Promissory Note into 549,340 shares of common stock pursuant to a February 15, 2005 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion included $2,467 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 3, 2004.

      On March 23, 2005, we converted $50,000 of our November 2003 Convertible Promissory Note into 1,106,740 shares of common stock pursuant to a March 22, 2005 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion included $5,337 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 3, 2004.


Note 3 - Business Segment and Geographic Information

The Company operates principally in the single serve flavored milk industry segment, under two distinct business models. In the United States, the Company is responsible for the sale of finished Slammers(R) flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, the Company recognizes as revenue the invoiced wholesale prices that the Company charges to the retail outlets that purchase the Slammers(R) flavored milks. In countries other than the United States, the Company's revenue is generated by the sale of kits to dairy processors. Each kit consists of flavor ingredients for the Company's Slammers(R) flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue and credits the processor dairies. The Company currently sells kits to SADAFCO, a third party dairy processor located in Saudi Arabia, for distribution to nine Middle Eastern countries, and Neolac, a third party dairy processor located in Mexico.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 4 - Subsequent Events

      On April 14, 2005 and April 18, 2005, we issued 750,000 and 250,000 shares, respectively, of our common stock to Geoffrey Eiten, for services rendered for strategic business planning. These shares were part of 1,500,000 shares of the Company's common stock registered under a Form S-8 registration statement filed December 23, 2004.

      On April 21, 2005, we closed a funding transaction with Alpha Capital Aktiengesellschaft for the issuance of a convertible 10% note in the aggregate amount of $300,000. The promissory note is convertible into shares of common stock of the Company at $0.20 per common share. Conversions are limited to a maximum ownership of 9.99% of the Company's common stock at any one time. The note has an October 31, 2005 maturity and is payable in five equal monthly installments, commencing June 1, 2005. The installment payments consist of principal (equal to 1/5th of the initial principal amount) plus accrued interest. Installments can be paid in cash or common stock valued at the average closing price of the Company's common stock during the five trading days immediately preceding the relevant installment due date. The Company has repriced Class B Warrants issued on June 30, 2004 from $2.00 per share to $0.125 per share, and issued restricted common stock in the aggregate amount of 93,750 shares for finder's fees to a third-party to facilitate this transaction. The Company has the right to prepay the promissory note by paying to the holder cash equal to 120% of the principal to be prepaid plus accrued interest. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO of the Company. The common stock underlying the note and the finder's fee common stock have "piggy back" registration rights. We issued the convertible note and finder's fee common stock to accredited investors, pursuant to a Regulation D offering.

      On April 22, 2005, we converted $15,000 of our December 2004 Convertible Promissory Note into 154,930 shares of common stock pursuant to an April 19, 2005 notice of conversion from Momona Capital Corp., at a fixed conversion price of $0.10 per share. The conversion included $493 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

      On April 23, 2005, we converted $20,000 of our December 2004 Convertible Promissory Note into 200,000 shares of common stock pursuant to an April 22, 2005 notice of conversion from Ellis International Ltd. Inc., at a fixed conversion price of $0.10 per share. The conversion did not include interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

      On April 29, 2005, we converted $15,000 of our December 2004 Convertible Promissory Note into 155,137 shares of common stock pursuant to an April 27, 2005 notice of conversion from Momona Capital Corp., at a fixed conversion price of $0.10 per share. The conversion included $514 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

      On April 29, 2005, we converted $20,000 of our December 2004 Convertible Promissory Note into 300,000 shares of common stock pursuant to an April 28, 2005 notice of conversion from Ellis International Ltd. Inc., at a fixed conversion price of $0.10 per share. The conversion did not include interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

      On April 29, 2005, we converted $10,000 of our December 2004 Convertible Promissory Note into 103,479 shares of common stock pursuant to an April 29, 2005 notice of conversion from Momona Capital Corp., at a fixed conversion price of $0.10 per share. The conversion included $347 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005

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

      The Company's new product introduction and growth expansion continues to be expensive, and the Company reported a net loss of $1,237,248 for the three-month period ended March 31 2005. As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at March 31, 2005 has an accumulated deficit of $35,069,337, a capital deficit of $3,370,453, negative working capital of $2,772,471. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. and international business and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that management will be successful in carrying out the Company's plans.

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

Audit Committee

      The Company's audit committee is composed of three independent directors and functions to assist the board in overseeing the Company's accounting and reporting practices. The Company's financial information is booked in house by the Company's CFO's office, from which the Company prepares financial reports. These financial reports are audited or reviewed by Lazar Levine & Felix LLP, independent registered certified accountants and auditors. The Company's chief financial officer reviews the preliminary financial and non-financial information prepared in house with the Company's securities counsel and the auditors. The committee reviews the preparation of the Company's audited and unaudited periodic financial reporting and internal control reports prepared by the Company's chief financial officer. The committee reviews significant changes in accounting policies and addresses issues and recommendations presented by the Company's internal and external certified accountants as well as the Company's auditors. Currently, there is one vacancy on the audit committee.

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

      In certain circumstances in its U.S. business, the Company is required to pay slotting fees, give promotional discounts or make marketing allowances in order to secure wholesale customers. These payments, discounts and allowances reduce the Company's reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 104.

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

RESULTS OF OPERATIONS

Financial Condition at March 31, 2005
-------------------------------------

      As of March 31, 2005, we had an accumulated deficit of $35,069,337, cash on hand of $117,559 and reported total capital deficit of $3,370,453.

      For this same period of time, we had revenue of $897,770 and general and administrative expense of $653,247.

      After interest expenses of $117,065, cost of goods sold of $677,663, product development costs of $63,591 and selling expenses of $623,452 incurred in the operations of the Company, we had a net loss of $1,237,248.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
-------------------------------------------------------------------------------

Consolidated Revenue

      We had revenues for the three months ended March 31, 2005 of $897,770, with cost of sales of $677,663, resulting in a gross margin of $220,107. This revenue and resultant gross margin is net of slotting fees, promotional discounts and marketing allowances for this period in the amount of $94,545. Of the reported $897,770, U.S. sales accounted for $864,420 with an additional $33,350 from international kit sales in the Middle East. We did not have revenue in this period in Canada or Mexico. Our reported revenue for the three months ended March 31, 2005 increased by $459,564, a 104.87% increase compared to revenue of $438,206 for the same period in 2004. This increase is the result of the Company's phase out of its Looney Tunes(TM) flavored milk products in the first quarter of 2004 and the development of four new branded product lines in the United States, including the launch of our Slammers(R) line of Marvel Comics Super Heroes(TM) branded flavored milks which did not occur until the second quarter 2004. We also began to ship kits to our third-party Middle East dairy processor during the second quarter 2004. In addition, we launched our Mars Starburst line in the first quarter 2005, and achieved market penetration in 20,000 grocery and C stores for this line by March 31, 2005.

Consolidated Cost of Sales

      We incurred cost of goods sold of $677,663 for the three months ended March 31, 2005, $675,050 of which was incurred in our U.S. business, and $2,613 in connection with our international sales in the Middle East. Cost of goods sold in this period increased by $347,542, a 105.28% increase compared to $330,121 for the same period in 2004. The increase in cost of goods sold reflects an increase in sales and the concomitant increase in reported cost of goods sold associated with that increase.

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

      In the United States, we are responsible for the sale of finished Slammers(R) flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, we recognize as revenue the invoiced wholesale prices that we charge to the retail outlets that purchase the Slammers(R) flavored milks. We report as cost of goods sold the price charged to it by Jasper Products, a third party processor under contract with the Company, for producing the finished Slammers(R) products.

Segmented Revenues and Costs of Sales

      The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. In countries other than the United States, revenues for the period ended March 31, 2005 were generated by kit sales to third party processors. The Company's revenue from the sale of finished product to retail outlets is recorded as "unit sales" on the following table.


Three Months Ended                                                                 Total
March 31, 2005                United States    Canada    Mexico    Middle East    Company
------------------            -------------    ------    ------    -----------    -------

Revenue - unit sales            $ 864,420       $ -      $     -     $     -     $ 864,420
Revenue - gross kit sales               -         -            -      33,350        33,350
                                ---------       ---      -------     -------     ---------
Total revenue                     864,420         -            -      33,350       897,770
Cost of goods sold               (675,050)        -            -      (2,613)     (677,663)
                                ---------       ---      -------     -------     ---------

Gross margin                    $ 189,370       $ -      $     -     $30,737     $ 220,107
                                =========       ===      =======     =======     =========


Three Months Ended                                                                 Total
March 31, 2004                United States    Canada    Mexico    Middle East    Company
------------------            -------------    ------    ------    -----------    -------

Revenue - unit sales            $ 367,458       $ -      $     -     $     -     $ 367,458
Revenue - gross kit sales          44,380         -       26,368           -        70,748
                                ---------       ---      -------     -------     ---------
Total revenue                     411,838         -       26,368           -       438,206
Cost of goods sold               (322,343)        -       (7,778)          -      (330,121)
                                ---------       ---      -------     -------     ---------

Gross margin                    $  89,495       $ -      $18,590     $     -     $ 108,085
                                =========       ===      =======     =======     =========

      United States
      -------------

      Revenues for the period ended March 31, 2005 from unit sales in the United States increased from $367,458 for the same period in 2004 to $864,420 in 2005, a 135% increase. The increase is the result of the introduction of the Company's new product lines during this period.

      In the period ended March 31, 2005, our gross margin for U.S. sales of $189,370, increased by $99,875, or by 111.6%, from $89,495 for the same period in 2004. The increase in gross margin was the result of the increased sales and greater efficiencies in the production of our products.

      Foreign Sales
      -------------

      Revenues for the period ended March 31, 2005 from kit sales in foreign countries increased from $26,368 for the same period in 2004 to $33,350, a 26.47 % increase. The increase is the result of sales in the Middle East during this period.

      We recorded $2,613 in costs of kit sales in foreign countries for the period ended March 31, 2005, a decrease of $5,165 or 66.4% from $7,778 for the same period in 2004. As a percentage of sales, the costs of goods sold decreased to 7.84% for the period ended March 31, 2005, from 29.5% for the same period in 2004.

      For the period ended March 31, 2005, our gross profit of $30,737 for kit sales in foreign countries increased by $12,147, or 65.34%, from $18,590 for the same period in 2004. The increase in gross profit was consistent with the increase in sales volume and the decease in cost of goods sold for this period.

Consolidated Operating Expenses

      We incurred selling expenses of $623,452 for the period ended March 31, 2005, of which $535,307 was incurred in our United States operations. Our selling expense for this period increased by $370,414, a 146.38% increase compared to our selling expense of $253,038 for the same period in 2004. The increase in selling expenses in the current period was due to increased freight and promotional charges associated with increased sales and our development of four new product lines, utilizing newly licensed and directly owned branded trademarks.

      We incurred general and administrative expenses for the period ended March 31, 2005 of $653,247, most of which we incurred in our United States business operations and a small portion for the enlargement of our international business into the United Kingdom. Our general and administrative expenses for this period decreased by $47,719, a 6.81% decrease compared to $700,966 for the same period in 2004. The decrease in general and administrative expenses for the current period is the result of greater efficiencies in the running of our business activities.

      As a percentage of total revenue, the Company's general and administrative expenses decreased from 160% in the period ended March 31, 2004, to 72.8% for the current period in 2005. We anticipate a continued effort to reduce these expenses as a percentage of sales through revenue growth, cost cutting efforts and the refinement of business operations.

Interest Expense

      We incurred interest expense for the period ended March 31, 2005 of $117,065. Our interest expense increased by $85,380, a 269.47% increase compared to $31,685 for the same period in 2004. The increase was due to additional loans in 2005 and utilizing debt to finance the Company's operations during this period's transition in licensors of intellectual property utilized by the Company and the development and launch of new product lines.

Loss Per Share

      We accrued dividends payable of $95,060 for various series of preferred stock during the period ended March 31, 2005. The accrued dividends increased for this period by $1,592, or 1.7%, from $93,468 for the same period in 2004. The net loss before accrued dividends for the current period increased $355,999, from $881,249 for the period ended March 31, 2004 to $1,237,248 for the current period, and the increase in accrued dividends was offset by the increase in the weighted average number of common shares outstanding, resulting in a decrease in the Company's current period loss per share from $0.03 for the same period in 2004, to a loss per share of $0.02 for the current period.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2005, we reported that net cash used in operating activities was $1,099,760, net cash provided by financing activities was $1,123,272 and net cash used in investing activities was $11,625. We had a negative working capital of $2,772,471 as of March 31, 2005.

      Compared to $772,250 of net cash used in operating activities in the period ended March 31, 2004, our current period net cash used in operating activities increased by $327,510 to $1,099,760. This increase was the result of our utilization of cash rather than equity to pay service providers in this current period, and changes in deferred product development costs, prepaid expenses, accounts payable and accrued expenses. Included in the net loss in this current period were depreciation and amortization and stock compensation for a finder fee aggregating $158,226, compared to $149,100 for the same period in 2004.

      Changes in accounts receivable in this current period in 2005 resulted in a cash increase of $16,844, compared to a cash increase in receivables of $5,877 for the same period in 2004, having a net result of a increase of $10,967. The changes in accounts payable and accrued liabilities in the period ended of March 31, 2004 contributed to a cash increase of $409,736, whereas the changes in accounts payable and accrued liabilities for the current period in 2005 amounted to an increase of $412,704. We have adopted and will keep implementing cost-cutting measures to lower our costs and expenses and to pay our accounts payable and accrued liabilities by using cash and equity instruments. Cash flow generated through our operating activities was inadequate to cover all of our cash disbursement needs in the period ended March 31, 2005, and we had to rely on equity and debt financing to cover expenses.

      Cash used in the period ended March 31, 2005 in our investing activities for equipment was $11,625 for software, computer equipment and leasehold improvements in the U.S., compared to $1,133 for the same period in 2004.

      Net cash provided by our financing activities for the period ended March 31, 2005 was $1,123,272. Net cash provided by financing activities for the same period in 2004 was $800,000, for a net increase of $323,272. The increase was due to investors' commitments for $2,300,000, with aggregate convertible notes for $1,150,000 in the three months ending March 31, 2005, and the balance anticipated in the second quarter, and associated costs.

      The Company used the proceeds of the current period financing for working capital purposes to support the launch of a new product line under a license from Masterfoods USA..

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

      We are continuing to explore new points of sale for our branded flavored milk. Presently, we are aggressively pursuing the school and vending market through trade/industry shows and individual direct contacts. The implementation of such a school base program, if viable, could have an impact on the level of our revenue during 2005. Similarly, we expect that the greater control over sales resulting from our refined business model and the anticipated expansion into bodega stores as well as national chains, such as 7-Eleven, will have a positive impact on revenues.

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

January 2005
------------

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

      The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two yeas from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 460,000 shares plus the aggregate cash amount of $57,500 for due diligence fees to the investors in this transaction

EFFECTS OF INFLATION

      We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the filing date of this report on Form 10-QSB (the Evaluation Date), have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and our consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this report on Form 10-QSB was being prepared.

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

      On January 31, 2005, we closed a funding transaction with Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, Alpha Capital Aktiengesellschaft and Whalehaven Funds Limited, five institutional accredited investors, for the issuance and sale to the Subscribers of up to $2,300,000 of principal amount of promissory notes convertible into shares of our common stock, and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price will be payable within five (5) business days after the actual effectiveness of an SB-2 Registration Statement as defined in the Subscription Agreement. The initial closing notes were at prime plus 4% interest in the aggregate amount of $1,150,000, plus five-year Warrants for the purchase of, in the aggregate, 9,200,000 shares of common stock, at the lesser of (i) $0.16, or
(ii) 101% of the closing bid price of the Common Stock as reported by Bloomberg L.P. for the OTC Bulletin Board for the trading day preceding the Closing Date. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 460,000 shares plus the aggregate cash amount of $57,500 for due diligence fees to the investors in this transaction

      On February 14, 2005, we converted $41,666 of our June 2004 Convertible Promissory Note into 430,327 shares of restricted common stock pursuant to a February 9, 2005 notice of conversion from Longview Fund LP, at a fixed conversion price of $0.15. The conversion included $22,882 of accrued and unpaid interest on the converted amount. We issued the Convertible Promissory Note and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. The underlying common stock is registered pursuant to a Form SB-2 registration statement declared effective April 19, 2005.

      On February 16, 2005, we converted $25,000 of our November 2003 Convertible Promissory Note into 549,340 shares of common stock pursuant to a February 15, 2005 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion included $2,467 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 3, 2004.

      On March 23, 2005, we converted $50,000 of our November 2003 Convertible Promissory Note into 1,106,740 shares of common stock pursuant to a March 22, 2005 notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion included $5,337 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 3, 2004.

Subsequent Events

      On April 14, 2005, we issued 750,000 shares of our common stock to Geoffrey Eiten, for services rendered for strategic business planning. These shares were part of 1,500,000 shares of the Company's common stock registered under a Form S-8 registration statement filed December 23, 2004.

      On April 18, 2005, we issued 250,000 shares of our common stock to Geoffrey Eiten, for services rendered for strategic business planning. These shares were part of 1,500,000 shares of the Company's common stock registered under a Form S-8 registration statement filed December 23, 2004.

      On April 21, 2005, we closed a funding transaction with Alpha Capital Aktiengesellschaft for the issuance of convertible a 10% note in the aggregate amount of $300,000. The promissory note is convertible into shares of common stock of the Company at $0.20 per common share. Conversions are limited to a maximum ownership of 9.99% of the Company's common stock at any one time. The note has an October 31, 2005 maturity and is payable in five equal monthly installments, commencing June 1, 2005. The installment payments consist of principal (equal to 1/5th of the initial principal amount) plus accrued interest. Installments can be paid in cash or common stock valued at the average closing price of the Company's common stock during the five trading days immediately preceding the relevant installment due date. The Company has repriced Class B Warrants issued on June 30, 2004 from $2.00 per share to $0.125 per share, and issued restricted common stock in the aggregate amount of 93,750 shares for finder's fees to a third party to facilitate this transaction. The Company has the right to prepay the promissory note by paying to the holder cash equal to 120% of the principal to be prepaid plus accrued interest. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO of the Company. The common stock underlying the note and the finder's fee common stock have "piggy back" registration rights. We issued the convertible note and finder's fee common stock to accredited investors, pursuant to a Regulation D offering.

      On April 22, 2005, we converted $15,000 of our December 2004 Convertible Promissory Note into 154,930 shares of common stock pursuant to an April 19, 2005 notice of conversion from Momona Capital Corp., at a fixed conversion price of $0.10 per share. The conversion included $493 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

      On April 23, 2005, we converted $20,000 of our December 2004 Convertible Promissory Note into 200,000 shares of common stock pursuant to an April 22, 2005 notice of conversion from Ellis International Ltd. Inc., at a fixed conversion price of $0.10 per share. The conversion did not include interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

      On April 29, 2005, we converted $15,000 of our December 2004 Convertible Promissory Note into 155,137 shares of common stock pursuant to an April 27, 2005 notice of conversion from Momona Capital Corp., at a fixed conversion price of $0.10 per share. The conversion included $513.70 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

      On April 29, 2005, we converted $20,000 of our December 2004 Convertible Promissory Note into 300,000 shares of common stock pursuant to an April 28, 2005 notice of conversion from Ellis International Ltd. Inc., at a fixed conversion price of $0.10 per share. The conversion did not include interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

      On April 29, 2005, we converted $10,000 of our December 2004 Convertible Promissory Note into 103,479 shares of common stock pursuant to an April 29, 2005 notice of conversion from Momona Capital Corp., at a fixed conversion price of $0.10 per share. The conversion included $347.90 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

Item 6. Exhibits

Exhibits - Required by Item 601 of Regulation S-B:

      No. 31:     Rule 13a-14(a) / 15d-14(a) Certifications

      No. 32:     Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: May 10, 2005


/s/Roy G. Warren
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this amended report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature              Title                        Date
---------              -----                        ----

/S/ Roy G. Warren      Chief Executive Officer      May 10, 2005
                       and Director

/S/ Tommy E. Kee       Chief Financial Officer      May 10, 2005