Form 10QSB
period 2005-06-30
BRAVO FOODS INTERNATIONAL CORP
filed 2005-08-15
CIK 1061029

---------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2005

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


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

      Date                     Class         Shares Outstanding
      August 12, 2005      Common Stock          110,256,902


Transitional Small Business Disclosure Format (Check One) YES [ ] NO [ x ]

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

         Consolidated balance sheets as of                              F-1
         June 30, 2005 (unaudited) and December 31, 2004

         Consolidated statements of operations                          F-3
         (unaudited) for the three and six months ended
         June 30, 2005 and 2004

         Consolidated statements of cash flows                          F-4
         (unaudited) for the six months ended
         June 30, 2005 and 2004

         Notes to consolidated financial statements (unaudited)         F-5

Item 2.  Management's Discussion and Analysis of Financial               15
         Condition and Results of Operations

Item 3.  Controls and Procedures                                         28


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                       28

Item 6.  Exhibits

SIGNATURES                                                               31

EXHIBITS                                                                 31

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                           June 30,      December 31,
                                                             2005            2004
                                                           --------      ------------
                                                         (unaudited)

Assets

Current assets:
  Cash and cash equivalents                             $    377,705     $    113,888
  Accounts receivable                                         25,190           51,968
  Inventories                                                 66,637           11,656
  Prepaid expenses                                         1,136,709          551,510
                                                        ------------     ------------

      Total current assets                                 1,606,241          729,022
Furniture and equipment, net                                 137,910          111,206
License rights, net of accumulated amortization              391,182           67,301
Trademarks, net                                               59,017           10,249
Deferred product development costs                           269,515          162,169
Deposits                                                      15,968           13,900
                                                        ------------     ------------

Total assets                                            $  2,479,833     $  1,093,847
                                                        ============     ============

Liabilities and Capital Deficit

Current liabilities:
  Note payable to International Paper                   $    187,743     $    187,743
  Note payable to Alpha Capital                              597,542          217,954
  Note payable to Mid-Am Capital LLC                         112,480          111,262
  Note payable to Libra Finance                               43,229           40,106
  Note payable to Longview                                    87,103           54,086
  Note payable to Stonestreet                                      -           47,014
  Note payable to Whalehaven                                  81,221           17,082
  Note payable to Bi-Coastal                                  25,846           13,649
  Note payable to Gem Funding                                      -            8,231
  Note payable to Warner Brothers                            147,115          147,115
  Note payable to Gamma Capital                                    -           59,678
  Note payable to Momona Capital                                   -           25,885
  Note payable to Ellis International                         38,769           25,885
  Accounts payable                                         2,440,968        1,763,339
  Accrued liabilities                                        545,685          375,962
                                                        ------------     ------------

      Total current liabilities                            4,307,701        3,094,991
Dividends payable                                          1,103,340          928,379
Other notes payable                                            2,578          100,171
                                                        ------------     ------------

Total liabilities                                          5,413,619        4,123,541
                                                        ------------     ------------




              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                           June 30,      December 31,
                                                             2005            2004
                                                           --------      ------------
                                                         (unaudited)

Commitments and contingencies

Capital Deficit (Note 2):
Series B convertible, 9% cumulative, and redeemable
 preferred stock, stated value $1.00 per share,
 1,260,000 shares authorized, 107,440 shares issued
 and outstanding, redeemable at $107,440                     107,440          107,440
Series F convertible and redeemable preferred stock,
 stated value $10.00 per share, 24,381 and 55,515
 shares issued and outstanding                               225,184          512,740
Series H convertible, 7% cumulative and redeemable
 preferred stock, stated value $10.00 per share, 65,500
 and 165,500 shares issued and outstanding                   354,448          895,591
Series I convertible, 8% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 10,000 and 30,000 shares issued and outstanding              24,064           72,192
Series J convertible, 8% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 200,000 shares issued and outstanding                     1,854,279        1,854,279
Series K convertible, 8% cumulative and redeemable
 preferred stock, stated value $10.00 per share,
 95,000 shares issued and outstanding                        950,000          950,000
Common stock, par value $0.001 per share, 300,000,000
 shares authorized, 95,784,469 and 57,793,501 shares
 issued and outstanding                                       95,785           57,794
Additional paid-in capital                                29,964,258       26,257,299
Accumulated deficit                                      (36,491,265)     (33,737,029)
Translation adjustment                                       (17,979)               -
                                                        ------------     ------------

Total capital deficit                                     (2,933,786)      (3,029,694)
                                                        ------------     ------------

Total liabilities and capital deficit                   $  2,479,833     $  1,093,847
                                                        ============     ============

                           See accompanying notes.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                      2005            2004            2005            2004
                                                  -----------     -----------     -----------     -----------
                                                  (unaudited)     (unaudited)     (unaudited)     (unaudited)

Revenue - unit sales                              $ 2,448,618     $ 1,121,727     $ 3,313,038     $ 1,489,185
Revenue - gross kit sales                                   -         319,629          33,350         390,377
                                                  -----------     -----------     -----------     -----------
Total revenue                                       2,448,618       1,441,356       3,346,388       1,879,562
Cost of sales                                      (1,680,464)       (934,966)     (2,358,127)     (1,265,087)
                                                  -----------     -----------     -----------     -----------
Gross margin                                          768,154         506,390         988,261         614,475
Selling expenses                                    1,174,019         364,382       1,797,471         617,420
Product development                                    46,674          17,527         110,265          21,172
General and administrative expense                    786,307         961,061       1,439,554       1,662,027
                                                  -----------     -----------     -----------     -----------
Loss from operations                               (1,238,846)       (836,580)     (2,359,029)     (1,686,144)
Other (income) expense
  Interest expense                                    103,181          43,310         220,246          74,995
                                                  -----------     -----------     -----------     -----------
Loss before income taxes                           (1,342,027)       (879,890)     (2,579,275)     (1,761,139)
Provision for income taxes                                  -               -               -               -
                                                  -----------     -----------     -----------     -----------
Net loss                                           (1,342,027)       (879,890)     (2,579,275)     (1,761,139)

Dividends accrued for Series B preferred stock         (2,411)         (2,411)         (4,795)         (4,822)
Dividends accrued for Series G preferred stock              -          (4,769)              -         (15,633)
Dividends accrued for Series H preferred stock        (27,857)        (28,883)        (56,423)        (57,766)
Dividends accrued for Series I preferred stock         (5,019)         (5,984)        (10,937)        (11,968)
Dividends accrued for Series J preferred stock        (30,247)        (39,890)        (69,699)        (79,780)
Dividends accrued for Series K preferred stock        (14,367)        (18,883)        (33,107)        (24,319)
                                                  -----------     -----------     -----------     -----------
Net loss applicable to common shareholders        $(1,421,928)    $  (980,710)    $(2,754,236)    $(1,955,427)
                                                  ===========     ===========     ===========     ===========

Weighted average number of common shares
 outstanding                                       72,381,911      39,796,419      66,035,224      35,398,982
                                                  ===========     ===========     ===========     ===========
Basic and diluted loss per share                  $     (0.02)    $     (0.02)    $     (0.04)    $     (0.06)
                                                  ===========     ===========     ===========     ===========
Comprehensive loss and its components
 consist of the following:
  Net loss                                        $(1,342,027)    $  (879,890)    $(2,579,275)    $(1,761,139)
  Foreign currency translation adjustment              (9,763)              -         (17,979)              -
                                                  -----------     -----------     -----------     -----------
Comprehensive loss                                $(1,351,790)    $  (879,890)    $(2,597,254)    $(1,761,139)
                                                  ===========     ===========     ===========     ===========

                           See accompanying notes.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Six Months Ended June 30
                                                                    2005            2004
                                                                -----------     -----------
                                                                (unaudited)     (unaudited)

Cash flows from operating activities:
  Net loss                                                      $(2,579,275)    $(1,761,139)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                                   261,864         148,618
    Stock issuance for compensation, finders'
     fee and due diligence fees                                     123,450         116,000
Increase (decrease) from changes in:
  Accounts receivable                                                26,778        (577,246)
  Inventories                                                       (54,981)        (32,788)
  Prepaid expenses                                                 (587,267)       (436,409)
  Accounts payable and accrued expenses                             958,921          15,713
  Deferred product development costs                               (724,595)       (279,241)
                                                                -----------     -----------
Net cash used in operating activities                            (2,575,105)     (2,806,492)
                                                                -----------     -----------

Cash flows from investing activities:
  Purchase of equipment                                             (43,969)         (7,852)
                                                                -----------     -----------
Net cash used in investing activities                               (43,969)         (7,852)
                                                                -----------     -----------

Cash flows from financing activities:
  Proceeds of Series K preferred stock                                    -         950,000
  Proceeds from conversion of warrants                            1,038,509               -
  Convert account payable into note payable                               -       1,128,386
  Convertible notes payable                                       1,950,000       2,640,000
  Redeem Warrants                                                   (25,000)              -
  Payment of note payable, bank loan and license fee payable              -      (1,278,386)
  Registration costs for financing                                  (62,639)         (1,783)
                                                                -----------     -----------
Net cash provided by financing activities                         2,900,870       3,438,217
                                                                -----------     -----------

Effect of changes in exchange rates on cash                         (17,979)              -
                                                                -----------     -----------
Net increase in cash and cash equivalents                           263,817         623,873
Cash and cash equivalents, beginning of period                      113,888          58,859
                                                                -----------     -----------
Cash and cash equivalents, end of period                        $   377,705     $   682,732
                                                                ===========     ===========

                           See accompanying notes.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1 -Interim Periods

      The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International Corp. and its wholly owned subsidiary Bravo! Brands (UK) Ltd. (collectively the "Company"). The Company is engaged in the sale of flavored milk products and flavor ingredients in the United States, Mexico and various countries in the Middle East and is establishing infrastructures to conduct business in Canada and the United Kingdom.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2004.

      As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $36,491,265, a capital deficit of $2,933,786, negative working capital of $2,701,460 and is delinquent on certain of its debts at June 30, 2005. Further, the Company's auditors stated in their report on the Company's Consolidated Financial Statements for the year ended December 31, 2004, that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to increase gross profit margins in its U.S. business, grow its international business, obtain additional financing and is in the process of repositioning its products with the continued launch of four product lines and the initiation of an additional two new lines. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing and has committed financing of $2,600,000, with 1,950,000 invested in the six months ending June 30, 2005 and the balance in August 2005. No assurances can be given that the Company will be successful in carrying out its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      The Company recognizes revenue for its international business at the gross amount of its invoices for the sale of flavor ingredients and production rights (collectively referred to as "kits") at the time of shipment of flavor ingredients to processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. This recognition is based upon the Company's role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production rights fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model is allocated for the processors' purchase of flavor ingredients and fees charged by the Company to the processors for production rights. The Company formulates the price of production rights to cover its royalties under intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of goods sold the cost of flavor ingredients paid by the processor dairies to ingredients suppliers. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped. The criteria to meet this guideline are: 1) persuasive evidence that an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

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

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

      On April 6, 2005, the Company's Board of Directors voted to adopt a Stock Incentive Plan for the issuance of incentive options for up to 10,397,745 shares of the Company's common stock to management, employees and certain key third party service providers. On May 12, 2005, the Board received and reviewed a Report of the Compensation Committee recommending an allocation schedule for the allotted incentive option shares and voted to implement the Stock Incentive Plan for distribution of such options to the Corporation's present management, employees, directors and service providers as set forth in the Compensation Committee Report. The Company has not as yet issued the Incentive Stock Option Grant contracts.

Note 2 - Transactions in Capital Deficit

      Quarter Ending March 31, 2005
      -----------------------------

      New Financing: January 2005 Convertible Notes . On January 31, 2005, we closed a funding transaction with Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, Alpha Capital Aktiengesellschaft and Whalehaven Funds Limited, five institutional accredited investors, for the issuance and sale to the Subscribers of up to $2,300,000 of principal amount of promissory notes convertible into shares of our common stock, and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price will be payable within five (5) business days after the actual effectiveness of an SB-2 Registration Statement as defined in the Subscription Agreement. The initial closing notes were at prime plus 4% interest in the aggregate amount of $1,150,000, plus five-year Warrants for the purchase of, in the aggregate, 9,200,000 shares of common stock, at the lesser of (i) $0.16, or (ii) 101% of the closing bid price of the Common Stock as reported by Bloomberg L.P. for the OTC Bulletin Board for the trading day preceding the Closing Date. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 460,000 shares plus the aggregate cash amount of $57,500 for due diligence fees to the investors in this transaction.

      November 2003 Convertible Notes. We converted $25,000 of our November 2003 Convertible Promissory Notes into 549,340 shares of common stock pursuant to a notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion included $2,467 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 3, 2004.

      April 2004 Convertible Notes. We converted $99,999 of our April 2004 Convertible Promissory Notes into 1,141,387 shares of common stock pursuant to notices of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversions included $14,138 of accrued and unpaid interest. We issued the underlying common stock upon conversion pursuant to our SB-2 registration statement, declared effective on August 3, 2004.

      June 2004 Convertible Notes. We converted $41,666 of our June 2004 Convertible Promissory Notes into 430,327 shares of restricted common stock pursuant to a notice of conversion from Longview Fund LP, at a fixed conversion price of $0.15. The conversion included $22,822 of accrued and unpaid interest. We issued the Convertible Promissory Note and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. The underlying common stock is now registered pursuant to a Form SB-2 registration statement declared effective April 18, 2005.

      Quarter Ending June 30, 2005
      ----------------------------

      New Financing: April 2005 Convertible Note. On April 21, 2005, we closed a funding transaction with Alpha Capital Aktiengesellschaft for the issuance of a convertible 10% note in the aggregate amount of $300,000. The promissory note is convertible into shares of common stock of the Company at $0.20 per common share. Conversions are limited to a maximum ownership of 9.99% of the Company's common stock at any one time. The note has an October 31, 2005 maturity and is payable in five equal monthly installments, commencing June 1, 2005. The installment payments consist of principal (equal to 1/5th of the initial principal amount) plus accrued interest. Installments can be paid in cash or common stock valued at the average closing price of the Company's common stock during the five trading days immediately preceding the relevant installment due date. The Company has repriced Class B Warrants issued on June 30, 2004 from $2.00 per share to $0.125 per share, and issued restricted common stock in the aggregate amount of 93,750 shares for finder's fees to a third-party to facilitate this transaction. The Company has the right to prepay the promissory note by paying to the holder cash equal to 120% of the principal to be prepaid plus accrued interest. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO of the Company. The common stock underlying the note and the finder's fee common stock have "piggy back" registration rights. We issued the convertible note and finder's fee common stock to accredited investors, pursuant to a Regulation D offering.

      New Financing: May 2005 Convertible Notes On May 23, 2005, we closed a funding transaction (the "May '05 Transaction") with Longview Fund, LP, Whalehaven Funds Limited, Ellis International Ltd., and Osher Capital Corp., four institutional accredited investors, for the issuance and sale to the Subscribers of Five Hundred Thousand Dollars ($500,000) of principal amount of promissory notes convertible into shares of our common stock, and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. This May '05 Transaction was a part of a January 23, 2005 funding transaction for an aggregate of Two Million Three Hundred Thousand Dollars ($2,300,000), One Million One Hundred Fifty Thousand Dollars ($1,150,000) of which was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of which (the "Second Tranche") was to be payable within five
(5) business days after the actual effectiveness of an SB-2 Registration Statement covering the aggregate transaction, as defined in the Subscription Agreement. The May '05 Transaction for Five Hundred Thousand Dollars ($500,000) is a partial interim closing of the Second Tranche, which occurred prior to the anticipated effectiveness of the SB-2 Registration Statement covering the aggregate transaction. Contemporaneous with the May '05 Transaction, we agreed to a modification of the January 23, 2005 aggregate transaction for the substitution of Ellis International Ltd., and Osher Capital Corp. in the place of Alpha Capital Aktiengesellschaft, one of the original investors. The May '05 Transaction convertible notes are at prime plus 4% interest in the aggregate amount of $500,000, plus five-year Warrants for the purchase of, in the aggregate, 4,000,000 shares of common stock, at an exercise price of $0.129. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 200,000 shares plus the aggregate cash amount of $25,000 for due diligence fees to Longview Fund, LP, Gem Funding LLC, Ellis International Ltd., and Osher Capital Corp. in this transaction. The Second Tranche of the January 23, 2005 aggregate transaction, now in the amount of $650,000, remains outstanding and will be triggered by the effectiveness of the pending SB-2 registration statement.

      Conversions: November 2003 Convertible Notes. We converted $50,000 of our November 2003 Convertible Promissory Note into 1,106,740 shares of common stock pursuant to a notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion included $5,337 of accrued and unpaid interest. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 3, 2004.

      Warrant Exercise: November 2003 Warrant. We issued 1,000,000 shares of common stock to Gamma Opportunity Capital Partners LP pursuant to the exercise of a Warrant issued in connection with the November 2003 financing transaction, and received $50,000 in warrant exercise payments. The shares of common stock underlying the warrant were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 3, 2004.

      Warrant Exercise: April 2004 Warrant. We issued 1,500,000 shares of common stock to Longview Fund LP pursuant to the exercise of a Warrant issued in connection with the April 2004 financing transaction, and received $225,000 in warrant exercise payments. The shares of common stock underlying the warrant were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 3, 2004.

      Conversions: June 2004 Convertible Notes. We converted $528,573 of our June 2004 Convertible Promissory Notes into 5,633,039 shares of common stock pursuant to notices of conversion from Longview Fund LP, Gem Funding LLC, Whalehaven Capital Fund Limited, Stonestreet Limited Partnership and Bi-Coastal Consulting Corp. at a fixed conversion price of $0.10. The conversion included $33,689 of accrued and unpaid interest. We issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

      Warrant Exercise: June 2004 Warrant. We issued 2,200,000 shares of common stock to Longview Fund LP, Whalehaven Capital Fund Limited and Stonestreet Limited Partnership pursuant to the exercise of Warrants issued in connection with the June 2004 financing transaction, and received $309,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on April 18, 2005.

      Conversions: October 2004 Convertible Notes. We converted $446,250 of our October 2004 Convertible Promissory Notes into 4,718,514 shares of common stock pursuant to notices of conversion from Longview Fund LP, Gem Funding LLC, Whalehaven Capital Fund Limited, Stonestreet Limited Partnership and Bi-Coastal Consulting Corp. at a fixed conversion price of $0.10. The conversion included $25,602 of accrued and unpaid interest. We issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

      Warrant Exercise: October 2004 Warrant. We issued 1,700,000 shares of common stock to Longview Fund LP, Whalehaven Capital Fund Limited and Stonestreet Limited Partnership pursuant to the exercise of Warrants issued in connection with the October 2004 financing transaction, and received $248,700 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on April 18, 2005.

      Conversions: December 2004 Convertible Notes. We converted $210,000 of our December 2004 Convertible Promissory Notes into 2,176,706 shares of common stock pursuant to notices of conversion, to Momona Capital Corp. and Ellis International Ltd Inc., at a fixed conversion price of $0.10 per share. The conversion included $7,450 of accrued and unpaid interest. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

      Warrant Exercise: December 2004 Warrant. We issued 500,000 shares of common stock to Momona Capital Corp. and Ellis International Ltd Inc., pursuant to the exercise of Warrants issued in connection with the December 2004 financing transaction, and received $72,500 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on April 18, 2005.

      Conversions: January 2005 Convertible Notes. We converted $534,304 of our January 2005 Convertible Promissory Notes into 4,461,685 shares of restricted common stock pursuant to notices of conversion, to Longview Fund LP, Longview Equity Fund LP and Longview International Equity Fund LP at a fixed conversion price of $0.125 per share. We issued the Convertible Promissory Note and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. The underlying common stock is now registered pursuant to a Form SB-2 registration statement declared effective August 2, 2005.

      Conversions: Series F Convertible Preferred. We converted 31,134 shares of our Series F Convertible Preferred, having a stated value of $311,340 into 2,903,839 shares of common stock pursuant to notices of conversion, to Austinvest Anstalt Balzers and Esquire Trade & Finance Inc. We issued the Series F Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Conversions: Series H Convertible Preferred. We converted 100,000 shares of our Series H Convertible Preferred, having a stated value of $1,000,000 into 2,500,000 shares of common stock pursuant to notices of conversion, to four individual and two institutional investors. We issued the Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Conversions: Series I Convertible Preferred. We converted 20,000 shares of our Series I Convertible Preferred, having a stated value of $200,000 into 2,354,808 shares of common stock pursuant to a notice of conversion, to Alpha Capital AG. We issued the Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Warrant Exercise: Series I Warrant. We issued 1,333,333 shares of restricted common stock to Alpha Capital AG, pursuant to the exercise of Warrants issued in connection with the Series I financing transaction, and received $133,333 in warrant exercise payments. The shares of common stock underlying the warrants are now registered pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

      Private Placements. On May 17, 2005 we issued the aggregate of 27,500 restricted shares of the Company's common stock to eleven product sales brokers as a bonus for the performance of services for the Company. We issued the restricted common stock pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

      S-8 Registration. On April 14, 2005 and April 18, 2005, we issued 750,000 and 250,000 shares, respectively, of our common stock to Geoffrey Eiten, for services rendered for strategic business planning. These shares were part of 1,500,000 shares of the Company's common stock registered under a Form S-8 registration statement filed December 23, 2004.

Note 3 - Business Segment and Geographic Information

      The Company operates principally in the single serve flavored milk industry segment, under two distinct business models. In the United States, the Company is responsible for the sale of finished Slammers(R)flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, the Company recognizes as revenue the invoiced wholesale prices that the Company charges to the retail outlets that purchase the Slammers(R)flavored milks. In countries other than the United States, the Company's revenue is generated by the sale of kits to dairy processors. Each kit consists of flavor ingredients for the Company's Slammers(R)flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue and credits the processor dairies. The Company currently sells kits to SADAFCO, a third party dairy processor located in Saudi Arabia, for distribution to nine Middle Eastern countries, and Neolac, a third party dairy processor located in Mexico.

Note 4 - Subsequent Events

Potential Change of Control and Distribution Agreements
-------------------------------------------------------

      On July 13, 2005, Coca-Cola Enterprises, Inc. acquired options to purchase shares of common stock, convertible securities and warrants, entitling Coca-Cola Enterprises to purchase approximately 69,000,000 shares of common stock from 9 non-affiliated shareholders of the

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Company (the "Options"). The common stock and other securities underlying the Options represent approximately 23% of the authorized shares of the Company's common stock. The exercise of the Options by Coca-Cola Enterprises is contingent on the completion of due diligence and the execution of a mutually satisfactory definitive master distribution agreement.

      In addition, Coca-Cola Enterprises and the Company contemporaneously commenced negotiations regarding a stock purchase agreement for the direct sale of approximately 81 million shares of the Company's common stock to Coca-Cola Enterprises. With such a direct purchase of common stock, together with the shares of common stock purchasable upon the exercise of the Options, Coca-Cola Enterprises will hold slightly in excess of 50% of the Company's equity on a fully diluted basis. The transaction is contingent upon the execution of a distribution agreement, a stock purchase agreement and receipt of an appropriate fairness opinion by the Company as to the transaction.

      On July 29, 2005, the Company and Coca-Cola Enterprises, Inc. ("CCE") entered into a Letter of Intent memorializing and confirming their intention, subject to due diligence, further negotiation and certain conditions, to enter into a stock purchase agreement pursuant to which CCE would purchase from the Company approximately 81,030,000 million shares of the Company's common stock at a purchase price of $0.16245 per share. If the purchase of shares under the stock purchase agreement closes, those shares, together with the shares of the Company's common stock subject to Options previously granted to CCE by certain unaffiliated stockholders of the Company, would, if exercised, give CCE ownership of approximately 50.01% of the Company's issued and outstanding common stock, on a fully diluted basis.

      The closing under the stock purchase agreement will also be subject to the Company and CCE entering into a master distribution agreement pursuant to which CCE would distribute the Company's products throughout the United States, its possessions, Canada and other countries in which CCE is licensed to bottle products of The Coca-Cola Company. There can be no certainty that the stock purchase agreement contemplated by the Letter of Intent will be entered into, or if entered into, the transaction contemplated by the stock purchase agreement will be consummated.

Equity Transactions
-------------------

      Conversions: April 2004 Convertible Notes. We converted $250,000 of our April 2004 Convertible Promissory Notes into 2,808,219 shares of common stock pursuant to notices of conversion from Osher Capital Inc., Ellis International Ltd Inc. and Alpha Capital AG at a fixed conversion price of $0.10. The conversion included $3,082 of accrued and unpaid interest on the converted amount. We issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 3, 2004.

      Conversions: October 2004 Convertible Notes. We converted $125,000 of our October 2004 Convertible Promissory Notes into 1,342,808 shares of common stock pursuant to notices of conversion from Alpha Capital AG at a fixed conversion price of $0.10. The conversion included $9,280 of accrued and unpaid interest on the converted amount. We issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

      Warrant Exercise: December 2004 Warrant. We issued 300,000 shares of common stock to Momona Capital Corp. pursuant to the exercise of Warrants issued in connection with the December 2004 financing transaction, and received $30,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on April 18, 2005.

      Warrant Exercise: January 2005 Warrant. We issued 2,400,000 shares of common stock to Whalehaven Capital Fund Limited, pursuant to the exercise of Warrants issued in connection with the January 2005 financing transaction, and received $240,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

      Warrant Exercise: May 2005 Warrant. We issued 1,800,000 shares of common stock to Osher Capital Inc. and Ellis International Ltd Inc., pursuant to the exercise of Warrants issued in connection with the January 2005 financing transaction, and received $180,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

      Warrant Exercise: Series D Warrant. We issued 2,574,792 shares of common stock to Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Esquire Trade & Finance Inc., pursuant to the cashless exercises of warrants for 2,777,634 shares of common stock. We issued the Warrants and the underlying common stock upon exercise to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Conversions: Series F Convertible Preferred. We converted 19,133 shares of our Series F Convertible Preferred, having a stated value of $191,330 into 804,752 shares of common stock pursuant to notices of conversion to Amro International, SA. We issued the Series F Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Warrant Exercise: Series F Warrant. We issued 1,466,667 shares of common stock to Libra Finance, SA., pursuant to the cashless exercise of warrants for 1,600,000 shares of common stock. We issued the Warrants and the underlying common stock upon exercise to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Conversions: Series H Convertible Preferred. We converted 1,000 shares of our Series H Convertible Preferred, having a stated value of $10,000 into 25,000 shares of common stock pursuant to notices of conversion, to one individual investor. We issued the Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Conversions: Series I Convertible Preferred. We converted 10,000 shares of our Series I Convertible Preferred, having a stated value of $100,000 into 656,953 shares of common stock pursuant to a notice of conversion, to Tradersbloom Limited. The conversion included $24,000 of accrued and unpaid interest. We issued the Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Private Placements. On August 3, 2005 we issued 500,000 restricted shares of our common stock to Geoffrey Eiten, for services rendered for strategic business planning. We issued the restricted common stock pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005

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

OVERVIEW

      The Company's business model includes the development and marketing of a Company owned Slammers(R)trademarked brand, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and the granting of production and marketing rights to processor dairies to produce branded flavored milk. The Company generates revenue in its international (non-US) business through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the dairy processors for the production, promotion and sales rights for the branded flavored milk. In the United States, the Company generates revenue from the unit sales of finished branded flavored milks to retail consumer outlets.

      The Company's new product introduction and growth expansion continues to be expensive, and the Company reported a net loss of $2,579,275 for the six-month period ended June 30, 2005. As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at June 30, 2005 has an accumulated deficit of $36,491,265, a capital deficit of $2,933,786, negative working capital of $2,701,460. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company plans to work toward profitability in the Company's U.S. and international business and obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing. No assurances can be given, however, that management will be successful in carrying out the Company's plans.

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

Audit Committee

      The Company's audit committee is composed of three independent directors and functions to assist the board in overseeing the Company's accounting and reporting practices. The Company's financial information is booked in house by the Company's CFO's office, from which the Company prepares financial reports. These financial reports are audited or reviewed by Lazar Levine & Felix LLP, independent registered certified accountants and auditors. The Company's chief financial officer reviews the preliminary financial and non-financial information prepared in house with the Company's securities counsel and the auditors. The committee reviews the preparation of the Company's audited and unaudited periodic financial reporting and internal control reports prepared by the Company's chief financial officer. The committee reviews significant changes in accounting policies and addresses issues and recommendations presented by the Company's auditors. Currently, there is one vacancy on the audit committee.

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

Revenue recognition

United States
-------------

      The Company recognizes revenue in the United States at the gross amount of its invoices for the sale of finished product to wholesale buyers ("unit sales"). The Company takes title to its branded flavored milks when they are shipped by the Company's third party processors and recognize as revenue the gross wholesale price charged to the Company's wholesale customers. The Company's gross margin is determined by the reported wholesale price less the cost charged by Jasper Products, the Company's third party processor, to produce the branded milk products.

      In certain circumstances in its U.S. business, the Company is required to pay slotting fees, give promotional discounts or make marketing allowances in order to secure wholesale customers. These payments, discounts and allowances reduce the Company's reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 104.

International Sales
-------------------

      The Company generally recognizes revenue in its international business at the gross amount of its invoices for the sale of kits ("kit sales") at the time of shipment of flavor ingredients to processor dairies with which the Company has production contracts for extended shelf life and aseptic long life milk. A "kit" consists of flavor ingredients and the grant of production rights for the Company's branded products. The Company bases this recognition on its role as the principal in these transactions, its discretion in establishing kit sale prices (including the price of flavor ingredients and production right fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model consists of the cost of the processors' purchase of flavor ingredients and fees charged by the Company to the processors for production rights. The Company formulates the price of production rights to cover the Company's intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of goods sold the cost of flavor ingredients paid by the processor dairies to ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

      Pursuant to EITF 99-19, international sales of kits made directly to customers by the Company are reflected in the statements of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue.

      In certain circumstances, such as in the United Kingdom and as anticipated in Canada, the Company recognizes revenue under the unit sales model.

RESULTS OF OPERATIONS

Financial Condition at June 30, 2005
------------------------------------

      As of June 30, 2005, we had an accumulated deficit of $36,491,265, cash on hand of $377,705 and reported total capital deficit of $2,933,786.

      For this same period of time, we had revenue of $3,346,388 and general and administrative expense of $1,439,554.

      After interest expenses of $220,246, cost of goods sold of $2,358,127, product development costs of $110,265 and selling expenses of $1,797,471 incurred in the operations of the Company, we had a net loss of $2,579,275.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
-------------------------------------------------------------------------

Consolidated Revenue

      We had revenues for the six months ended June 30, 2005 of $3,346,388, with cost of sales of $2,358,127, resulting in a gross margin of $988,261. This revenue and resultant gross margin is net of slotting fees, promotional discounts and marketing allowances for this period in the amount of $187,295. Of the reported $3,346,388, U.S. sales accounted for $3,313,038 with an additional $33,350 from international kit sales in the Middle East. We did not have revenue in this period in Canada or Mexico. Our reported revenue for the six months ended June 30, 2005 increased by $1,466,826, a 78.04% increase compared to revenue of $1,879,562 for the same period in 2004. This increase is the result of the Company's development of new branded product lines in the United States, including the 2005 launch of our Slammers(R)line of Mars' Starburst, MilkyWay and 3 Musketeers flavored milk drinks. Our launch of Mars Slammers(R)line in the first quarter 2005 achieved market penetration in 30,000 grocery and convenience stores for this line by June 30, 2005.

Consolidated Cost of Sales

      We incurred cost of goods sold of $2,358,127 for the six months ended June 30, 2005, $2,355,514 of which was incurred in our U.S. business, and $2,613 in connection with our international sales in the Middle East. Cost of goods sold in this period increased by $1,093,040, an 86.40% increase compared to $1,265,087 for the same period in 2004. The increase in cost of goods sold reflects an increase in sales and the concomitant increase in reported cost of goods sold associated with that increase.

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

      In the United States, we are responsible for the sale of finished Slammers(R)flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, we recognize as revenue the invoiced wholesale prices that we charge to the retail outlets that purchase the Slammers(R)flavored milks. We report as cost of goods sold the price charged to it by Jasper Products, a third party processor under contract with the Company, for producing the finished Slammers(R)products.

Segmented Revenues and Costs of Sales

      The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. In countries other than the United States, revenues for the period ended June 30 2005, were generated by kit sales to third party processors. The Company's revenue from the sale of finished product to retail outlets is recorded as "unit sales" on the following table.


Six Months Ended
June 30, 2005                United States      Mexico     Middle East    Total Company
                             -------------     -------     -----------    -------------

Revenue - unit sales          $ 3,313,038      $     -       $      -      $ 3,313,038
Revenue - gross kit sales               -            -         33,350           33,350
                              -----------      -------       --------      -----------
Total revenue                   3,313,038            -         33,350        3,346,388
Cost of goods sold             (2,355,514)           -         (2,613)      (2,358,127)
                              -----------      -------       --------      -----------

Gross margin                  $   957,524      $     -       $ 30,737      $   988,261
                              ===========      =======       ========      ===========


Six Months Ended
June 30, 2004                United States      Mexico     Middle East    Total Company
                             -------------     -------     -----------    -------------

Revenue - unit sales          $ 1,489,185      $     -       $      -      $ 1,489,185
Revenue - gross kit sales          44,379       26,368        319,630          390,377
                              -----------      -------       --------      -----------
Total revenue                   1,533,564       26,368        319,630        1,879,562
Cost of goods sold             (1,215,268)      (7,778)       (42,041)      (1,265,087)
                              -----------      -------       --------      -----------

Gross margin                  $   318,296      $18,590       $277,589      $   614,475
                              ===========      =======       ========      ===========

      United States
      -------------

      Revenues for the period ended June 30, 2005 from unit sales in the United States increased from $1,489,185 for the same period in 2004 to $3,313,038 in 2005, a 122.47% increase. The increase is the result of the introduction of the Company's new product lines during this period.

      In the period ended June 30, 2005, our gross margin for U.S. sales of $957,524, increased by $639,228, or by 200.83%, from $318,296 for the same period in 2004. The increase in gross margin was the result of the increased sales and greater efficiencies in the production of our products.

      Foreign Sales
      -------------

      Revenues for the period ended June 30, 2005 from kit sales in foreign countries decreased from $345,998 for the same period in 2004 to $33,350, a
90.36 % decrease. The decrease is the result of the lack of sales in Mexico and a reduction of sales in the Middle East during this period.

      We recorded $2,613 in costs of kit sales in foreign countries for the period ended June 30, 2005, a decrease of $47,206 or 94.76% from $49,819 for the same period in 2004. As a percentage of sales, the costs of goods sold decreased to 7.84% for the period ended June 30, 2005, from 14.4% for the same period in 2004.

      For the period ended June 30, 2005, our gross profit of $30,737 for kit sales in foreign countries decreased by $265,442, or 89.62%, from $296,179 for the same period in 2004. The decrease in gross profit was consistent with the decrease in sales volume for this period.

Consolidated Operating Expenses

      We incurred selling expenses of $1,797,471 for the period ended June 30, 2005, $1,625,913 of which was incurred in our United States operations. Our selling expense for this period increased by $1,180,051, a 191.13% increase compared to our selling expense of $617,420 for the same period in 2004. The increase in selling expenses in the current period was due to increased freight and promotional charges, including media advertising and Boston Marathon promotion, associated with increased sales and our development of four new product lines, utilizing newly licensed and directly owned branded trademarks.

      We incurred general and administrative expenses for the period ended June 30, 2005 of $1,439,554, most of which we incurred in our United States business operations and a small portion for the enlargement of our international business into the United Kingdom and Canada. Our general and administrative expenses for this period decreased by $222,473, a 13.39% decrease compared to $1,662,027 for the same period in 2004. The decrease in general and administrative expenses for the current period is the result of greater efficiencies in the running of our business activities.

      As a percentage of total revenue, the Company's general and administrative expenses decreased from 88.4% in the period ended June 30, 2004, to 43% for the current period in 2005. We anticipate a continued effort to reduce these expenses as a percentage of sales through revenue growth, cost cutting efforts and the refinement of business operations.

Interest Expense

      We incurred interest expense for the period ended June 30, 2005 of $220,246. Our interest expense increased by $145,251, a 193.68% increase compared to $74,995 for the same period in 2004. The increase was due to using additional debt to finance the Company's operations during this period's transition in licensors of intellectual property utilized by the Company and the development and launch of new product lines.

Loss Per Share

      We accrued dividends payable of $174,961 for various series of preferred stock during the period ended June 30, 2005. The accrued dividends decreased for this period by $19,327, or 9.95%, from $194,288 for the same period in 2004. The net loss before accrued dividends for the current period increased $818,136, from $1,761,139 for the period ended June 30, 2004 to $2,579,275 for the current period. The increase in the net loss was offset by the increase in the weighted average number of common shares outstanding, resulting in a decrease in the Company's current period loss per share from $0.06 for the same period in 2004, to a loss per share of $0.04 for the current period.

Three Months Ended June 30, 2005 Compared to the Three Months Ended
-------------------------------------------------------------------
June 30, 2004
-------------

Revenue

      The Company had revenues for the three months ended June 30, 2005 of $2,448,618, with cost of sales of $1,680,464, resulting in a gross profit of $768,154, or 31.4% of sales. All sales were generated by in the Company's U.S. operation. The Company did not report any sales for Canada, Mexico or the Middle East in the three months ended June 30, 2005. Our revenue for the three months ended June 30, 2005 increased by $1,007,262, a 69.88% increase compared to revenue of $1,441,356 for the three months ended June 30, 2004. The increase in revenue in the United States for the three months ended June 30, 2005 is the result of the introduction of the Company's new product lines during this period.

Cost of Goods Sold

      The Company incurred cost of goods sold of $1,680,464 for the three months ended June 30, 2005, all of which was incurred in our U.S. operations in the second quarter. Our cost of goods sold for this period increased by $745,498, a 79.74% increase compared to $934,966 for the three months ended June 30, 2004. The increase in cost of goods sold in the United States for the three months ended June 30, 2005 is the result of increased sales and the corresponding increase in the costs of goods sold.

Operating Expense

      The Company incurred selling expenses for the three months ended June 30, 2005 of $1,174,019 all of which was incurred in our U.S. operation. Selling expenses increased for the three months ended June 30, 2005 by $809,637, a 222.19% increase compared to the selling expense of $364,382 for the three months ended June 30, 2004. The increase in selling expenses is the result of increased sales.

      The Company incurred general and administrative expenses for the three months ended June 30, 2005 of $786,307, virtually all of which was incurred in the U.S. operations. General and administrative expenses for the three months ended June 30, 2005 decreased by $174,754, an 18.18% decrease compared to $961,061 for the same period in 2004. The decrease in general and administrative expenses for the current period is the result of greater efficiencies in the running of our business activities.

Interest Expense

      The Company incurred net interest expense for the three months ended June 30, 2005 of $103,181. Interest expense for the three months ended June 30, 2005 increased by $59,871, a 138.24% increase compared to $43,310, for the same period in 2004. This increase was the result of additional loans in this period and utilizing debt to finance the Company's operations during this period and the development and launch of new product lines.

Net Loss

      The Company had a net loss for the three months ended June 30, 2005 of $1,342,027 compared with a net loss of $879,890 for the same period in 2004. The net loss increased by $462,137 or 52.52% compared to the same period in 2004. The increase in net loss resulted from the costs associated with the development and launch of new product lines and licensing costs.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2005, we reported that net cash used in operating activities was $2,575,105, net cash provided by financing activities was $2,900,870 and net cash used in investing activities was $43,969. We had a negative working capital of $2,701,460 as of June 30, 2005.

      Compared to $2,806,492 of net cash used in operating activities in the period ended June 30, 2004, our current period net cash used in operating activities decreased by $231,387 to $2,600,105. This decrease was the result of changes in deferred product development costs, prepaid expenses, accounts payable and accrued expenses. Included in the net loss in this current period were depreciation and amortization and stock compensation for a finder fee aggregating $385,314, compared to $264,618 for the same period in 2004.

      Changes in accounts receivable in this current period in 2005 resulted in a cash increase of $26,778, compared to a cash decrease in receivables of $577,246 for the same period in 2004, having a net result of an increase of $604,024. The changes in accounts payable and accrued liabilities in the period ended of June 30, 2004 contributed to a cash increase of $15,713, whereas the changes in accounts payable and accrued liabilities for the current period in 2005 amounted to an increase of $958,921. We have adopted and will keep implementing cost-cutting measures to lower our costs and expenses and to pay our accounts payable and accrued liabilities by using cash and equity instruments. Cash flow generated through our operating activities was inadequate to cover all of our cash disbursement needs in the period ended June 30, 2005, and we had to rely on equity and debt financing to cover expenses.

      Cash used in the period ended June 30, 2005 in our investing activities for equipment was $43,969 for software, computer equipment, mobile communication devices and leasehold improvements in the U.S., compared to $7,852 for the same period in 2004.

      Net cash provided by our financing activities for the period ended June 30, 2005 was $2,900,870. Net cash provided by financing activities for the same period in 2004 was $3,438,217, for a net decrease of $537,347. The decrease was due to less need for financing to fund the Company's operations during this period and the payment of approximately $62,000 in registration costs for past financing.

      The Company used the proceeds of the current period financing for working capital purposes to support the continued launch of new product lines under a license from Masterfoods USA.

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

Material Events
---------------

      In January 2005, we launched our Slammers(R)Starburst line of Fruit & Cream Smoothies utilizing a "shelf stable" re-sealable plastic bottle for milk products that does not require refrigeration. Until that launch, all single served flavored milk in plastic bottles required refrigeration for storage, distribution, and shelf placement. The tactical advantage of distributing milk products ambient enables us to side-step a major entry barrier in our immediate consumption strategy. Refrigerated milk is relegated to dairy direct-store-delivery systems that are controlled by either regional dairy processors or larger national dairy holding companies. Shelf stable re-sealable plastic bottle allows us to use a more traditional distribution network that accommodates the non-refrigerated beverages. Also, milk products packaged in shelf stable re-sealable plastic bottles have significantly longer shelf life for storage, allowing us to ship in full truckloads resulting in decreased freight costs. We currently are converting all of our products to "shelf stable" re-sealable plastic bottle.

      On July 29, 2005, the Company and Coca-Cola Enterprises, Inc. ("CCE") entered into a Letter of Intent memorializing and confirming their intention, subject to due diligence, further negotiation and certain conditions, to enter into a stock purchase agreement pursuant to which CCE would purchase from the Company approximately 81,030,000 million shares of the Company's common stock for approximately $13 million dollars. If the purchase of shares under the stock purchase agreement closes, those shares, together with the shares of the Company's common stock subject to Options previously granted to CCE by certain unaffiliated stockholders of the Company, would, if exercised, give CCE ownership of approximately 50.01% of the Company's issued and outstanding common stock, on a fully diluted basis. The closing under the stock purchase agreement will also be subject to the Company and CCE entering into a master distribution agreement pursuant to which CCE would distribute the Company's products throughout the United States, its possessions, Canada and other countries in which CCE is licensed to bottle products of The Coca-Cola Company.

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

      On May 6, 2004, we issued a secured promissory note to Mid- Am Capital LLC in the principal amount of $750,000. The note provides for 8% interest. The note's original maturity date of September 4, 2004 has been extended. We issued warrants to purchase 3,000,000 shares of our common stock to Mid-Am in connection with this promissory note. The warrants are exercisable for one year from issue at an exercise price of $0.25 per share. We used the proceeds of this promissory note to pay the promissory note issued to Jasper Products in January 2004.

      Convertible Debentures
      ----------------------

      To obtain funding for our ongoing operations, we entered into the following financing transactions in 2005.

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

      The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two yeas from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 460,000 shares plus the aggregate cash amount of $57,500 for due diligence fees to the investors in this transaction

April 2005
----------

      On April 21, 2005, the Company closed a funding transaction with one institutional investor for the issuance and sale to the Subscriber of a promissory note of the Company in the principal amount of $300,000. The promissory note bears 10% interest and is convertible into shares of common stock of the Company at $0.20 per common share. Conversions are limited to a maximum ownership of 9.99% of the Company's common stock at any one time.

      The note has an October 31, 2005 maturity and is payable in five equal monthly installments, commencing June 1, 2005. The installment payments consist of principal and equal to 1/5th of the initial principal amount plus accrued interest. Installments can be paid in cash or common stock valued at the average closing price of the Company's common stock during the five trading days immediately preceding the relevant installment due date. The Company has repriced Class B Warrants issued on June 30, 2004 form $2.00 per share to $0.125 per share, and shall issue common stock in the aggregate amount of 93,750 shares for finder's fees to a third party to facilitate this transaction.

      The Company has the right to prepay the promissory note by paying to the holder cash equal to 120% of the principal to be prepaid plus accrued interest. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO of the Company.

May 2005
--------

      On May 23, 2005, we closed a funding transaction (the "May '05 Transaction") with Longview Fund, LP, Whalehaven Funds Limited, Ellis International Ltd., and Osher Capital Corp., four institutional accredited investors, for the issuance and sale to the Subscribers of Five Hundred Thousand Dollars ($500,000) of principal amount of promissory notes convertible into shares of our common stock, and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes.

      This May '05 Transaction is a part of a January 23, 2005 funding transaction for an aggregate of Two Million Three Hundred Thousand Dollars ($2,300,000), One Million One Hundred Fifty Thousand Dollars ($1,150,000) of which was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of which (the "Second Tranche") was to be payable within five (5) business days after the actual effectiveness of an SB-2 Registration Statement covering the aggregate transaction, as defined in the Subscription Agreement. The May '05 Transaction for Five Hundred Thousand Dollars ($500,000) is a partial interim closing of the Second Tranche, which occurred prior to the anticipated effectiveness of the SB-2 Registration Statement covering the aggregate transaction. Contemporaneous with the May '05 Transaction, we agreed to a modification of the January 23, 2005 aggregate transaction for the substitution of Ellis International Ltd., and Osher Capital Corp. in the place of Alpha Capital Aktiengesellschaft, one of the original investors. The May '05 Transaction convertible notes are at prime plus 4% interest in the aggregate amount of $500,000, plus five-year Warrants for the purchase of, in the aggregate, 4,000,000 shares of common stock, at an exercise price of $0.129. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO.

      In connection with this transaction, we issued restricted common stock in the aggregate amount of 200,000 shares plus the aggregate cash amount of $25,000 for due diligence fees to Longview Fund, LP, Gem Funding LLC, Ellis International Ltd., and Osher Capital Corp. in this transaction. The Second Tranche of the January 23, 2005 aggregate transaction, now in the amount of $650,000, remains outstanding and will be triggered by the effectiveness of the pending SB-2 registration statement.

EFFECTS OF INFLATION

      We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the filing date of this report on Form 10QSB (the Evaluation Date), have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and our consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this report on Form 10QSB was being prepared.

b) Changes in Internal Controls. There were no changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, we took no corrective actions.


PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      New Financing: April 2005 Convertible Note. On April 21, 2005, we closed a funding transaction with Alpha Capital Aktiengesellschaft for the issuance of a convertible 10% note in the aggregate amount of $300,000. The promissory note is convertible into shares of common stock of the Company at $0.20 per common share. Conversions are limited to a maximum ownership of 9.99% of the Company's common stock at any one time. The note has an October 31, 2005 maturity and is payable in five equal monthly installments, commencing June 1, 2005. The installment payments consist of principal (equal to 1/5th of the initial principal amount) plus accrued interest. Installments can be paid in cash or common stock valued at the average closing price of the Company's common stock during the five trading days immediately preceding the relevant installment due date. The Company has repriced Class B Warrants issued on June 30, 2004 from $2.00 per share to $0.125 per share, and issued restricted common stock in the aggregate amount of 93,750 shares for finder's fees to a third-party to facilitate this transaction. The Company has the right to prepay the promissory note by paying to the holder cash equal to 120% of the principal to be prepaid plus accrued interest. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO of the Company. The common stock underlying the note and the finder's fee common stock have "piggy back" registration rights. We issued the convertible note and finder's fee common stock to accredited investors, pursuant to a Regulation D offering.

      New Financing: May 2005 Convertible Notes On May 23, 2005, we closed a funding transaction (the "May '05 Transaction") with Longview Fund, LP, Whalehaven Funds Limited, Ellis International Ltd., and Osher Capital Corp., four institutional accredited investors, for the issuance and sale to the Subscribers of Five Hundred Thousand Dollars ($500,000) of principal amount of promissory notes convertible into shares of our common stock, and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. This May '05 Transaction was a part of a January 23, 2005 funding transaction for an aggregate of Two Million Three Hundred Thousand Dollars ($2,300,000), One Million One Hundred Fifty Thousand Dollars ($1,150,000) of which was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of which (the "Second Tranche") was to be payable within five
(5) business days after the actual effectiveness of an SB-2 Registration Statement covering the aggregate transaction, as defined in the Subscription Agreement. The May '05 Transaction for Five Hundred Thousand Dollars ($500,000) is a partial interim closing of the Second Tranche, which occurred prior to the anticipated effectiveness of the SB-2 Registration Statement covering the aggregate transaction. Contemporaneous with the May '05 Transaction, we agreed to a modification of the January 23, 2005 aggregate transaction for the substitution of Ellis International Ltd., and Osher Capital Corp. in the place of Alpha Capital Aktiengesellschaft, one of the original investors. The May '05 Transaction convertible notes are at prime plus 4% interest in the aggregate amount of $500,000, plus five-year Warrants for the purchase of, in the aggregate, 4,000,000 shares of common stock, at an exercise price of $0.129. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 200,000 shares plus the aggregate cash amount of $25,000 for due diligence fees to Longview Fund, LP, Gem Funding LLC, Ellis International Ltd., and Osher Capital Corp. in this transaction. The Second Tranche of the January 23, 2005 aggregate transaction, now in the amount of $650,000, remains outstanding and will be triggered by the effectiveness of the pending SB-2 registration statement.

      Conversions: January 2005 Convertible Notes. We converted $534,304 of our January 2005 Convertible Promissory Notes into 4,461,685 shares of restricted common stock pursuant to notices of conversion, to Longview Fund LP, Longview Equity Fund LP and Longview International Equity Fund LP at a fixed conversion price of $0.10 per share. We issued the Convertible Promissory Note and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. The underlying common stock is now registered pursuant to a Form SB-2 registration statement declared effective August 2, 2005.

      Warrant Exercise: Series I Warrant. We issued 1,333,333 shares of restricted common stock to Alpha Capital AG, pursuant to the exercise of Warrants issued in connection with the Series I financing transaction, and received $133,333 in warrant exercise payments. The shares of common stock underlying the warrants are now registered pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

      Private Placements. On May 17, 2005 we issued the aggregate of 27,500 restricted shares of the Company's common stock to eleven product sales brokers as a bonus for the performance of services for the Company. We issued the restricted common stock pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

Subsequent Events

Warrant Exercise: Series D Warrant. We issued 2,574,792 shares of common stock to Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Esquire Trade & Finance Inc., pursuant to the cashless exercises of warrants for 2,777,634 shares of common stock. We issued the Warrants and the underlying common stock upon exercise to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Conversions: Series F Convertible Preferred. We converted 19,133 shares of our Series F Convertible Preferred, having a stated value of $191,330 into 804,752 shares of common stock pursuant to notices of conversion, to Amro International, SA. We issued the Series F Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Warrant Exercise: Series F Warrant. We issued 1,466,667 shares of common stock to Libra Finance, SA., pursuant to the cashless exercise of warrants for 1,600,000 shares of common stock. We issued the Warrants and the underlying common stock upon exercise to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Conversions: Series H Convertible Preferred. We converted 1,000 shares of our Series H Convertible Preferred, having a stated value of $10,000 into 25,000 shares of common stock pursuant to notices of conversion, to one individual investor. We issued the Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Conversions: Series I Convertible Preferred. We converted 10,000 shares of our Series I Convertible Preferred, having a stated value of $100,000 into 656,953 shares of common stock pursuant to a notice of conversion, to Tradersbloom Limited. The conversion included $24,000 of accrued and unpaid interest. We issued the Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

      Private Placements. On August 3, 2005 we issued 500,000 restricted shares of our common stock to Geoffrey Eiten, for services rendered for strategic business planning. We issued the restricted common stock pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

Item 6.  Exhibits

Exhibits - Required by Item 601 of Regulation S-B:

      No. 31:    Rule 13a-14(a) / 15d-14(a) Certifications

      No. 32:    Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: August 15, 2005

/s/Roy G. Warren
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this amended report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature            Title                      Date
---------            -----                      ----

/S/ Roy G. Warren    Chief Executive Officer    August 15, 2005
                     and Director


/S/ Tommy E. Kee     Chief Financial Officer    August 15, 2005