Form 10QSB
period 2005-09-30
BRAVO FOODS INTERNATIONAL CORP
filed 2005-11-14
CIK 1061029

---------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2005

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


The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

      Date                      Class                    Shares Outstanding
      November 10, 2005         Common Stock                141,253,751


Transitional Small Business Disclosure Format (Check One)  YES [ ]   NO [x]

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

        Consolidated balance sheets as of                         F-1
        September 30, 2005 (unaudited) and December 31, 2004

        Consolidated statements of operations                     F-3
        (unaudited) for the three and nine months ended
        September 30, 2005 and 2004

        Consolidated statements of cash flows                     F-4
        (unaudited) for the nine months ended
        September 30, 2005 and 2004

        Notes to consolidated financial statements (unaudited)    F-5

Item 2. Management's Discussion and Analysis of Financial          18
         Condition and Results of Operations

Item 3. Controls and Procedures                                    32


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                  33

Item 6. Exhibits                                                   34

SIGNATURES                                                         35

EXHIBITS

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                        September 30,     December 31,
                                                            2005             2004
                                                        -------------     ------------
                                                                  (unaudited)

Assets

Current assets:
  Cash and cash equivalents                              $   553,857      $   113,888
  Accounts receivable-net                                    201,249           51,968
  Inventories                                                252,829           11,656
  Prepaid expenses                                         1,724,422          551,510
                                                         -----------      -----------

      Total current assets                                 2,732,357          729,022
Furniture and equipment, net                                 173,078          111,206
License rights, net of accumulated amortization              362,285           67,301
Trademarks, net                                               67,958           10,249
Deferred product development costs                           398,226          162,169
Deferred costs Master Distribution Agreement-net          11,800,833                -
Deposits                                                      15,231           13,900
                                                         -----------      -----------

Total assets                                             $15,549,968      $ 1,093,847
                                                         ===========      ===========

Liabilities and Capital Deficit

Current liabilities:
  Note payable to International Paper                    $   187,743      $   187,743
  Note payable to Alpha Capital                              100,000          217,954
  Note payable to Mid-Am Capital LLC                         112,480          111,262
  Note payable to Libra Finance                               43,750           40,106
  Note payable to Longview                                   104,680           54,086
  Note payable to Stonestreet                                      -           47,014
  Note payable to Whalehaven                                       -           17,082
  Note payable to Bi-Coastal                                   6,462           13,649
  Note payable to Gem Funding                                      -            8,231
  Note payable to Warner Brothers                            147,115          147,115
  Note payable to Gamma Capital                                    -           59,678
  Note payable to Momona Capital                                   -           25,885
  Note payable to Ellis International                              -           25,885
  Accounts payable                                         5,617,708        1,763,339
  Accrued liabilities                                        518,273          375,962
                                                         -----------      -----------

      Total current liabilities                            6,838,211        3,094,991
Dividends payable                                          1,167,380          928,379
Other notes payable                                                -          100,171
                                                         -----------      -----------

Total liabilities                                          8,005,591        4,123,541
                                                         ===========      ===========

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                        September 30,     December 31,
                                                            2005             2004
                                                        -------------     ------------
                                                                  (unaudited)

Commitments and contingencies

Capital Surplus/Deficit (Note 2):
  Series B convertible, 9% cumulative and redeemable
   preferred stock, stated value $1.00 per share,
   1,260,000 shares authorized, 107,440 shares issued
   and outstanding, redeemable at $107,440                   107,440          107,440
  Series F convertible and redeemable preferred stock,
   stated value $10.00 per share, 5,248 and 55,515
   shares issued and outstanding                              48,471          512,740
  Series H convertible, 7% cumulative and redeemable
   preferred stock, stated value $10.00 per share,
   64,500 and 165,500 shares issued and outstanding          349,037          895,591
  Series I convertible, 8% cumulative and redeemable
   preferred stock, stated value $10.00 per share,
   30,000 shares issued and outstanding                            -           72,192
  Series J convertible, 8% cumulative and redeemable
   preferred stock, stated value $10.00 per share,
   200,000 shares issued and outstanding                   1,854,279        1,854,279
  Series K convertible, 8% cumulative and redeemable
   preferred stock, stated value $10.00 per share,
   95,000 shares issued and outstanding                      950,000          950,000
  Common stock, par value $0.001 per share,
   300,000,000 shares authorized, 137,798,337 and
   57,793,501 shares issued and outstanding                  137,798           57,794
  Additional paid-in capital                              45,606,762       26,257,299
  Accumulated deficit                                    (41,485,761)     (33,737,029)
  Translation adjustment                                     (23,649)               -
                                                         -----------      -----------

Total capital surplus/(deficit)                            7,544,377       (3,029,694)
                                                         -----------      -----------

Total liabilities and capital surplus/(deficit)          $15,549,968      $ 1,093,847
                                                         ===========      ===========

                           See accompanying notes.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                  -----------------------------     -----------------------------
                                                     2005             2004             2005             2004
                                                     ----             ----             ----             ----
                                                  (unaudited)      (unaudited)      (unaudited)      (unaudited)

Revenue - unit sales                              $  3,245,305     $    747,198     $  6,558,343     $  2,236,383
Revenue - gross kit sales                                    -           78,232           33,350          468,609
                                                  ------------     ------------     ------------     ------------
Total revenue                                        3,245,305          825,430        6,591,693        2,704,992
Cost of sales                                       (2,360,884)        (628,747)      (4,719,011)      (1,893,834)
                                                  ------------     ------------     ------------     ------------
Gross margin                                           884,421          196,683        1,872,682          811,158
Selling expenses                                     1,727,531          652,622        3,525,002        1,270,042
Product development                                     84,690           33,932          194,955           55,104
General and administrative expense                     905,487          551,299        2,345,041        2,213,326
                                                  ------------     ------------     ------------     ------------
Loss from operations                                (1,833,287)      (1,041,170)      (4,192,316)      (2,727,314)
Other (income) expense
  Non-recurring finder's fee                         3,000,000                -        3,000,000                -
  Interest expense                                      73,169           79,822          293,415          154,817
                                                  ------------     ------------     ------------     ------------
Loss before income taxes                            (4,096,456)      (1,120,992)      (7,485,371)      (2,882,131)
Provision for income taxes                                   -                -                -                -
                                                  ------------     ------------     ------------     ------------
Net loss                                            (4,807,289)      (1,120,992)      (7,485,371)      (2,882,131)

Dividends accrued for Series B preferred stock          (2,437)          (2,437)          (7,232)          (7,259)
Dividends accrued for Series G preferred stock               -                -                -          (15,633)
Dividends accrued for Series H preferred stock         (11,434)         (29,201)         (67,857)         (86,967)
Dividends accrued for Series I preferred stock            (460)          (6,049)         (11,397)         (18,017)
Dividends accrued for Series J preferred stock         (49,972)         (40,329)        (119,671)        (120,109)
Dividends accrued for Series K preferred stock         (23,737)         (19,156)         (56,844)         (43,475)
                                                  ------------     ------------     ------------     ------------

Net loss applicable to common shareholders        $ (4,994,496)    $ (1,218,164)    $ (7,748,732)    $ (3,173,591)
                                                  ============     ============     ============     ============

Weighted average number of common shares
 outstanding                                       113,680,645       44,374,877       82,091,556       38,254,305
                                                  ============     ============     ============     ============
Basic and diluted loss per share                  $      (0.04)    $      (0.03)    $      (0.09)    $      (0.08)
                                                  ============     ============     ============     ============
Comprehensive loss and its components
 consist of the following:
  Net loss                                        $ (4,906,456)    $ (1,120,992)    $ (7,485,731)    $ (2,882,131)
  Foreign currency translation adjustment               (5,670)              -           (23,649)               -
                                                  ------------     ------------     ------------     ------------
Comprehensive loss                                $ (4,912,126)    $ (1,120,992)    $ (7,509,380)    $ (2,882,131)
                                                  ============     ============     ============     ============

                           See accompanying notes.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine Months Ended September 30
                                                                ------------------------------
                                                                    2005             2004
                                                                    ----             ----
                                                                 (unaudited)      (unaudited)

Cash flows from operating activities:
  Net loss                                                      $(7,485,731)     $(2,882,131)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                   560,646          248,995
    Stock issuance for compensation, finders' fee and
     due diligence fees                                             346,438          116,000
Increase (decrease) from changes in:
  Accounts receivable                                              (149,281)          (8,490)
  Inventories                                                      (241,173)         (20,691)
  Prepaid expenses                                               (1,174,243)        (271,323)
  Accounts payable and accrued expenses                           4,208,414         (224,031)
  Deferred product development costs                             (1,021,518)        (331,169)
                                                                -----------      -----------
Net cash used in operating activities                            (4,956,448)      (3,372,840)
                                                                -----------      -----------

Cash flows from investing activities:
  Purchase of equipment                                             (90,583)         (47,647)
                                                                -----------      -----------
Net cash used in investing activities                               (90,583)         (47,647)
                                                                -----------      -----------

Cash flows from financing activities:
  Proceeds of Series K preferred stock                                    -          950,000
  Proceeds from conversion of warrants                            2,958,509                -
  Convert account payable into note payable                               -        1,128,386
  Convertible notes payable                                       2,350,000        2,639,999
  Private placement financing                                       450,000                -
  Payment of note payable, bank loan and license
   fee payable                                                            -       (1,278,386)
  Redeem warrants                                                  (100,000)               -
  Registration costs for financing                                 (147,860)         (20,108)
                                                                -----------      -----------
Net cash provided by financing activities                         5,510,649        3,419,891
                                                                -----------      -----------

Effect of changes in exchange rates on cash                         (23,649)               -
                                                                -----------      -----------
Net (increase) in cash and cash equivalents                         439,969             (596)
Cash and cash equivalents, beginning of period                      113,888           58,859
                                                                -----------      -----------
Cash and cash equivalents, end of period                        $   553,857      $    58,263
                                                                ===========      ===========

                           See accompanying notes.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

Note 1 -Interim Periods

      The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International Corp. and its wholly owned subsidiary Bravo! Brands (UK) Ltd. (collectively the "Company"). The Company is engaged in the sale of flavored milk products and flavor ingredients in the United States, the United Kingdom and various countries in the Middle East and is establishing infrastructures to conduct business in Canada.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2004.

      As shown in the accompanying consolidated financial statements, the Company has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $41,485,671, negative working capital of $4,105,854 and is delinquent on certain of its debts at September 30, 2005. Further, the Company's auditors stated in their report on the Company's Consolidated Financial Statements for the year ended December 31, 2004, that these conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to increase gross profit margins in its U.S. business, grow its international business, obtain additional financing and launch one new product line in the fourth quarter of 2005. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, the Company is continuing to actively seek equity and/or debt financing and, in January 2005, obtained financing of $2,350,000, with $1,950,000 invested in the six months ending June 30, 2005 and the balance invested in August 2005.

      On July 13, 2005, Coca-Cola Enterprises Inc. (CCE) acquired options to purchase shares of common stock, convertible securities and warrants, entitling Coca-Cola Enterprises to purchase approximately 69,000,000 shares of common stock from 9 non-affiliated shareholders of the Company (the "Options"), representing approximately 23% of the authorized shares of the Company's common stock. Coca-Cola Enterprises and the Company contemporaneously commenced negotiations regarding a stock purchase agreement for the direct sale of approximately 81 million shares of the Company's common stock to Coca-Cola Enterprises. The consummation of the direct sale and the exercise of the Options by Coca-Cola Enterprises would have resulted in

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

Coca-Cola Enterprises holding slightly in excess of 50% of the Company's equity on a fully diluted basis. These transactions were contingent upon the execution of a Master Distribution Agreement between the Company and Coca-Cola Enterprises. On July 29, 2005, the Company and Coca-Cola Enterprises entered into a Letter of Intent memorializing and confirming their intention to enter into the stock purchase agreement.

      Subsequent to the execution of the Letter of Intent, in lieu of the exercise of the Options and the stock purchase agreement, the parties agreed to enter into the Master Distribution Agreement with the attendant grant of three year warrants by the Company to Coca-Cola Enterprises for the right to purchase 30 million shares of the Company's common stock at an exercise price of $0.36 per share. On August 31, 2005, the Company issued the warrants to Coca-Cola Enterprises, and the parties executed a ten year exclusive Master Distribution Agreement that will significantly expand the distribution and sales of the Company's products. The Company presently is seeking from $10 - $15 million in new financing to promote the expanded sales anticipated with the implementation of the Master Distribution Agreement and for general working capital.

      The Company recorded a $3,000,000 one time, non-recurring finder's fee payable to a third party in connection with the execution of the Master Distribution Agreement with Coca-Cola Enterprises, Inc. in the quarter ending September 30, 2005. In addition, the Company recorded $99,168, pro-rata, of an $11,900,000 net charge in deferred distribution costs for the issuance of a three year warrant to Coca-Cola Enterprises to purchase of 30,000,000 shares of our common stock in connection with the execution of the Master Distribution Agreement. The Company will recognize that cost as a selling expense over the 10-year term of the Master Distribution Agreement.

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

      The Company recognizes revenue for its international business at the gross amount of its invoices for the sale of flavor ingredients and production rights (collectively referred to as "kits") at the time of shipment of flavor ingredients to processor dairies with whom the Company has production contracts for extended shelf life and aseptic long life milk. The Company recognizes revenue based upon its role as the principal in these transactions, its discretion in establishing kit prices (including the price of flavor ingredients and production rights fees), its development and refinement of flavors and flavor modifications, its discretion in supplier selection and its credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model is allocated for the processors' purchase of flavor

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

ingredients and fees charged by the Company to the processors for production rights. The Company formulates the price of production rights to cover its royalties under intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. The Company recognizes revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously records as cost of goods sold the cost of flavor ingredients paid by the processor dairies to ingredients suppliers. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped. The criteria to meet this guideline are: 1) persuasive evidence that an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

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

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

Note 2 - Transactions in Capital Surplus/Deficit

      Quarter Ending March 31, 2005
      -----------------------------

      New Financing: January 2005 Convertible Notes. On January 31, 2005, we closed a funding transaction with Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, Alpha Capital Aktiengesellschaft and Whalehaven Funds Limited, five institutional accredited investors, for the issuance and sale to the Subscribers of up to $2,300,000 of principal amount of promissory notes convertible into shares of our common stock, and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price will be payable within five (5) business days after the actual effectiveness of an SB-2 Registration Statement as defined in the Subscription Agreement. The initial closing notes were at prime plus 4% interest in the aggregate amount of $1,150,000, plus five-year Warrants for the purchase of, in the aggregate, 9,200,000 shares of common stock, at the lesser of (i) $0.16, or (ii) 101% of the closing bid price of the Common Stock as reported by Bloomberg L.P. for the OTC Bulletin Board for the trading day preceding the Closing Date. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 460,000 shares plus the aggregate cash amount of $57,500 for due diligence fees to the investors in this transaction. We issued the Convertible Promissory Note and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. The underlying common stock is now registered pursuant to a Form SB-2 registration statement declared effective August 2, 2005.

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

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

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

      Quarter Ending June 30, 2005
      ----------------------------

      New Financing: April 2005 Convertible Note. On April 21, 2005, we closed a funding transaction with Alpha Capital Aktiengesellschaft for the issuance of a convertible 10% note in the aggregate amount of $300,000.
The promissory note is convertible into shares of common stock of the Company at $0.20 per common share. Conversions are limited to a maximum ownership of 9.99% of the Company's common stock at any one time. The note has an October 31, 2005 maturity and is payable in five equal monthly installments, commencing June 1, 2005. The installment payments consist of principal (equal to 1/5th of the initial principal amount) plus accrued interest. Installments can be paid in cash or common stock valued at the average closing price of the Company's common stock during the five trading days immediately preceding the relevant installment due date. The Company has repriced Class B Warrants issued on June 30, 2004 from $2.00 per share to $0.125 per share and issued restricted common stock in the aggregate amount of 93,750 shares for finder's fees to a third-party to facilitate this transaction. The Company has the right to prepay the promissory note by paying to the holder cash equal to 120% of the principal to be prepaid plus accrued interest. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors or a change in the present CEO of the Company. The common stock underlying the note and the finder's fee common stock have "piggy back" registration rights. We issued the convertible note and finder's fee common stock to accredited investors, pursuant to a Regulation D offering.

      New Financing: May 2005 Convertible Notes. On May 23, 2005, we closed a funding transaction (the "May '05 Transaction") with Longview Fund, LP, Whalehaven Funds Limited, Ellis International Ltd., and Osher Capital Corp., four institutional accredited investors, for the issuance and sale to the Subscribers of Five Hundred Thousand Dollars ($500,000) of principal amount of promissory notes convertible into shares of our common stock and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. This May '05 Transaction was a part of a January 23, 2005 funding transaction for an aggregate of Two Million Three Hundred Thousand Dollars ($2,300,000), One Million One Hundred Fifty Thousand Dollars ($1,150,000) of which was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of which (the "Second Tranche") was to be payable within five (5) business days after the actual

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

effectiveness of an SB-2 Registration Statement covering the aggregate transaction, as defined in the Subscription Agreement. The May '05 Transaction for Five Hundred Thousand Dollars ($500,000) is a partial interim closing of the Second Tranche, which occurred prior to the anticipated effectiveness of the SB-2 Registration Statement covering the aggregate transaction. Contemporaneous with the May '05 Transaction, we agreed to a modification of the January 23, 2005 aggregate transaction for the substitution of Ellis International Ltd. and Osher Capital Corp. in the place of Alpha Capital Aktiengesellschaft, one of the original investors. The May '05 Transaction convertible notes are at prime plus 4% interest in the aggregate amount of $500,000, plus five-year Warrants for the purchase of, in the aggregate, 4,000,000 shares of common stock, at an exercise price of $0.129. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 200,000 shares plus the aggregate cash amount of $25,000 for due diligence fees to Longview Fund, LP, Gem Funding LLC, Ellis International Ltd., and Osher Capital Corp. in this transaction. The Second Tranche of the January 23, 2005 aggregate transaction, now in the amount of $650,000, remains outstanding and will be triggered by the effectiveness of the pending SB-2 registration statement.

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

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

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

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

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

      Private Placements. On May 17, 2005 we issued the aggregate of 27,500 restricted shares of the Company's common stock, with a recorded value of $4,950, to eleven product sales brokers as a bonus for the performance of services for the Company. We issued the restricted common stock pursuant to
Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

      S-8 Registration. On April 14, 2005 and April 18, 2005, we issued 750,000 and 250,000 shares, respectively, of our common stock to Geoffrey Eiten, for services rendered for strategic business planning. These shares were part of 1,500,000 shares of the Company's common stock registered under a Form S-8 registration statement filed December 23, 2004.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

      Warrant Issue. On June 20, 2005, we issued one year Warrant to Marvel Enterprises Inc. to purchase 1,000,000 shares of our common stock a $0.05 per share. This Warrant was issued in connection with the execution of a License Agreement with Marvel for the United States, Canada and Mexico. We issued the Warrant pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

      Quarter Ending September 30, 2005
      ---------------------------------

      Warrant Exercise: Series D Warrant. We issued 696,042 shares of common stock to Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Esquire Trade & Finance Inc., pursuant to the cashless exercises of warrants for 763,750 shares of common stock. We issued the Warrants and the underlying common stock upon exercise to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

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

      Warrant Exercise: Series F Warrant. We issued 3,345,417 shares of common stock to Austinvest Anstalt Balzers and Esquire Trade & Finance Inc. and Libra Finance, SA., pursuant to the cashless exercise of warrants for 3,676,518 shares of common stock. We issued the Warrants and the underlying common stock upon exercise to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

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

      Conversions: April 2004 Convertible Notes. We converted $250,000 of our April 2004 Convertible Promissory Notes into 2,808,219 shares of common stock pursuant to notices of conversion from Osher Capital Inc., Ellis International Ltd Inc. and Alpha Capital AG. The conversion included $3,082 of accrued and unpaid interest on the converted amount. We issued

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 4, 2004.

      Conversions: June 2004 Convertible Notes. We converted $250,000 of our June 2004 Convertible Promissory Notes into 2,796,575 shares of common stock pursuant to notices of conversion from Alpha Capital AG at a fixed conversion price of $0.10. The conversion included $29,657 of accrued and unpaid interest on the converted amount. We issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

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

      Conversions: January 2005 Convertible Notes.  We converted
$500,071 of our January 2005 Convertible Promissory Notes into 4,186,644 shares of restricted common stock pursuant to notices of conversion, to Longview Fund LP, Longview Equity Fund LP and Longview International Equity Fund LP at a fixed conversion price of $0.125 per share. The conversion included $23,260 of accrued and unpaid interest on the converted amount.
We issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

      Warrant Exercise: January 2005 Warrant. We issued 7,200,000 shares of common stock to Whalehaven Capital Fund Limited, Longview Fund LP, Longview Equity Fund LP and Longview International Equity Fund LP pursuant to the exercise of Warrants issued in connection with the January 2005 financing transaction, and received $720,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

      Conversions: April 2005 Convertible Notes. We converted $300,000 of our April 2005 Convertible Promissory Note into 1,556,438 shares of restricted common stock pursuant to notices of conversion, to Alpha Capital AG at a fixed conversion price of $0.20 per share. The conversion included $11,288 of accrued and unpaid interest on the converted amount. We issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

      Conversions: May 2005 Convertible Notes. We converted $475,000 of our May 2005 Convertible Promissory Notes into 4,141,270 shares of restricted common stock pursuant to notices of conversion, to Whalehaven Capital Fund Limited, Ellis International Ltd, Longview Fund LP and Osher Capital Corp. The conversion included $9,317 of accrued and unpaid interest on the converted amount. We issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

      Warrant Exercise: May 2005 Warrant. We issued 4,000,000 shares of common stock to Whalehaven Capital Fund Limited, Ellis International Ltd, Longview Fund LP and Osher Capital Corp. pursuant to the exercise of Warrants issued in connection with the January 2005 financing transaction, and received $400,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

      New Financing: August 2005 Convertible Notes. On August 18, 2005, we closed a funding transaction (the "August '05 Transaction") with Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, three institutional accredited investors, for the issuance and sale to the Subscribers of Six Hundred Fifty Thousand Dollars ($650,000) of principal amount of promissory notes convertible into shares of our common stock and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. This August'05 Transaction was a part of a January 23, 2005 funding transaction for an aggregate of Two Million Three Hundred Thousand Dollars ($2,300,000). The August '05 Transaction is the Second Tranche of the January '05 transaction, which occurred upon the effectiveness of the SB-2 Registration Statement covering the aggregate transaction. The August'05 Transaction convertible notes are at prime plus 4% interest in the aggregate amount of $650,000, plus five-year Warrants for the purchase of, in the aggregate, 5,200,000 shares of common stock, at an exercise price of $0.129. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 260,000 shares plus the aggregate cash amount of $32,500 for due diligence fees to Longview Fund companies. We issued the equity equivalents, the underlying common stock upon conversion and the finders' fee common stock pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

      On September 30, 2005, we repaid $250,000 of the aggregate $650,000 of the August '05 Transaction notes, as follows: $57,692 to Longview Fund, LP, $144,231 to Longview Equity Fund, LP and $ $48,077 to Longview International Equity Fund, LP. The holders of these notes waived the prepayment premium in lieu of their retention of warrants attached to August '05 Transaction.

      Conversions: August 2005 Convertible Notes. We converted $91,217 of our August 2005 Convertible Promissory Notes into 743,750 shares of restricted common stock pursuant to a notice of conversion, to Longview Fund LP, at a fixed conversion price of $0.125 per share. The conversion included $1,752 of accrued and unpaid interest on the converted amount. We issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

      Warrant Exercise: August 2005 Warrant. We issued 5,200,000 shares of common stock to Longview Fund LP, Longview Equity Fund LP and Longview International Equity Fund LP pursuant to the exercise of Warrants issued in connection with the August 2005 financing transaction, and received $520,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

      Private Placements. On August 3, 2005 we issued 500,000 restricted shares of our common stock to Geoffrey Eiten, for services rendered for strategic business planning. We issued the restricted common stock pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

      On August 29 and September 19, 2005 we issued the aggregate of 1,000,000 restricted shares of our common stock to National Financial Communications Corp. pursuant to the exercise of Warrants issued in connection with a consulting agreement for services rendered for strategic business planning. We issued the restricted common stock pursuant to
Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

      On September 19, 2005, we issued 450,000 restricted shares of our common stock to Alpha Capital AG, an accredited investor, in a sale not involving a public offering at a price of $1.00 per share. We issued the common stock pursuant to a Regulation D offering.

      Warrant Issue. On August 31, 2005, we issued a three year Warrant to Coca-Cola Enterprises Inc. to purchase 30,000,000 shares of our common stock a $0.36 per share. During the first 18 months of the exercise period, the Company has the option to "call" the exercise of up to 10,000,000 shares of common stock issuable upon exercise of the Warrant, upon the Company's satisfaction of certain conditions, including a trading price of not less than $1.08 per share for 20 consecutive trading days. This Warrant was issued in connection with the execution of a Master Distribution Agreement on August 31, 2005. We issued the Warrant pursuant to

              BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                 (UNAUDITED)

Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering. The Company will record and $11,900,000 net charge in deferred distribution costs for the issuance of a three year warrant to Coca-Cola Enterprises to purchase of 30,000,000 shares of our common stock in connection with the Master Distribution Agreement. The Company will recognize that cost as a selling expense over the 10-year term of the agreement.


Note 3 - Business Segment and Geographic Information

      The Company operates principally in the single serve flavored milk industry segment, under two distinct business models. In the United
States, the Company is responsible for the sale of finished Slammers(R) flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, the Company recognizes as revenue the invoiced wholesale prices that the Company charges to the retail outlets that purchase the Slammers(R) flavored milks. In countries other than the United States, the Company's revenue generally is generated by the sale of kits to dairy processors. Each kit consists of flavor ingredients for the Company's Slammers(R) flavored milks and production rights to manufacture and sell the milks. In line with the Company's revenue recognition policies, the Company recognizes the full invoiced kit price as revenue. In earlier periods, the Company reported the sale of kits to SADAFCO, a third party dairy processor located in Saudi Arabia, for distribution to nine Middle Eastern countries, and Neolac, a third party dairy processor located in Mexico. The Company did not have sales to these third party processors in the quarter ending September 30, 2005.

Note 4 - Subsequent Events

      Conversions: January 2005 Convertible Notes. We converted $116,624 of our January 2005 Convertible Promissory Notes into 945,348 shares of restricted common stock pursuant to notices of conversion, to Longview Equity Fund LP and Longview International Equity Fund LP at a fixed conversion price of $0.125 per share. The conversion included $1,446 of accrued and unpaid interest on the converted amount. We issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

      Conversions: August 2005 Convertible Notes. We converted $307,692 of our August 2005 Convertible Promissory Notes into 2,500,332 of restricted common stock pursuant to a notice of conversion, to Longview Fund LP, Longview Equity Fund LP and Longview International Equity Fund LP, at a fixed conversion price of $0.125 per share. The conversion included $4,850 of accrued and unpaid interest on the converted amount. We issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005

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

      The Company's new product introduction and growth expansion continues to be expensive, and the Company reported a net loss of $7,386,564 for the nine-month period ended September 30, 2005. As shown in the accompanying financial statements, the Company has suffered operating losses and negative cash flows from operations since inception and at September 30, 2005 has an accumulated deficit of $41,386,594, and negative working capital of $4,105,854. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. As discussed herein, the Company has executed a ten year exclusive Master Distribution Agreement with Coca-Cola Enterprises Inc., the implementation of which commenced November 1, 2005, is working toward profitability in the Company's U.S. and international business and will obtain additional financing. While there is no assurance that funding will be available or that the Company will be able to improve the Company's operating results, the Company is continuing to seek equity and/or debt financing.

No assurances can be given, however, that management will be successful in carrying out the Company's plans.

CORPORATE GOVERNANCE

The Board of Directors

      The Company's board has positions for seven directors that are elected as Class A or Class B directors at alternate annual meetings of the Company's shareholders. Six of the seven current directors of the Company's board are independent. The Company's Chairman and Chief Executive Officer are separate. The board meets regularly, at least four times a year, and all directors have access to the information necessary to enable them to discharge their duties. The board, as a whole, and the audit committee in particular, reviews the Company's financial condition and performance on an estimated vs. actual basis and financial projections as a regular agenda item at scheduled periodic board meetings, based upon separate reports submitted by the Company's Chief Executive Officer and Chief Accounting Officer. Directors are elected by the Company's shareholders after nomination by the board or are appointed by the board when a vacancy arises prior to an election. The Company has adopted a nomination procedure based upon a rotating nomination committee made up of those members of the director class not up for election. The board presently is examining whether this procedure, as well as the make up of the audit and compensation committees, should be the subject of an amendment to the by-laws.

Audit Committee

      The Company's audit committee is composed of three independent directors and functions to assist the board in overseeing the Company's accounting and reporting practices. The Company's financial information is booked in house by the office of the Company's Chief Accounting Officer, from which the Company prepares financial reports. These financial reports are audited or reviewed by Lazar Levine & Felix LLP, independent registered certified accountants and auditors. The Company's CAO reviews the preliminary financial and non-financial information prepared in house with the Company's General Counsel and the auditors. The committee reviews the preparation of the Company's audited and unaudited periodic financial reporting and internal control reports prepared by the Company's CAO. The committee reviews significant changes in accounting policies and addresses issues and recommendations presented by the Company's auditors. Currently, there is one vacancy on the audit committee.

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


RESULTS OF OPERATIONS

Financial Condition at September 30, 2005
-----------------------------------------

      As of September 30, 2005, we had an accumulated deficit of $41,485,761, cash on hand of $553,857 and reported total capital surplus of $7,544,377.

      For this same period of time, we had revenue of $6,591,693 and general and administrative expense of $2,345,041.

      After interest expenses of $293,415, cost of goods sold of $4,719,011, product development costs of $194,955 and selling expenses of $3,525,002 incurred in the operations of the Company, we had a net loss of $7,485,371. Of this net loss amount, $3,000,000 has been recorded in the quarter ending September 30, 2005 as a one time, non-recurring finder's fee payable to a third-party in connection with the execution of the Master Distribution Agreement with Coca-Cola Enterprises, Inc.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended
----------------------------------------------------------------------
September 30, 2004
------------------

Consolidated Revenue

      We had revenues for the nine months ended September 30, 2005 of $6,591,693, with cost of sales of $4,719,011, resulting in a gross margin of $1,872,682. This revenue and resultant gross margin are net of slotting fees, promotional discounts and marketing allowances for this period in the amount of $330,699. Of the reported revenue, U.S. sales accounted for $6,269,747, with $288,596 from UK unit sales and an additional $33,350 from international kit sales in the Middle East. We did not have revenue in this period in Canada or Mexico. Our reported revenue for the nine months ended September 30, 2005 increased by $3,886,701, a 143.69% increase compared to revenue of $2,704,992 for the same period in 2004. This increase is the result of the Company's development of new branded product lines in the United States, including the 2005 launch of our Slammers(R) line of Mars' Starburst, MilkyWay and 3 Musketeers flavored milk drinks. Our launch of Mars Slammers(R) line in the first quarter 2005 achieved market penetration in over 30,000 grocery and convenience stores for this line by September 30, 2005.

Consolidated Cost of Sales

      We incurred cost of goods sold of $4,719,011 for the nine months ended September 30, 2005, $4,506,616 of which was incurred in our U.S. business, $209,782 in connection with our UK operation and $2,613 in connection with our international sales in the Middle East. Cost of goods sold in this period increased by $2,825,177 a 149.18% increase compared to $1,893,834 for the same period in 2004. The increase in cost of goods sold reflects an increase in sales, the concomitant increase in reported cost of goods sold associated with that increase and the economic inefficiencies of low production volume associated with the initial launch of the Slammers(R) line in the UK.

      In countries except the United States and the United Kingdom, our revenue is generated by the sale of kits to dairy processors. Each kit consists of flavor ingredients for flavored milks and production rights to manufacture and sell the milks. In line with our revenue recognition policies, we recognize the full invoiced kit price as revenue, less the cost of production charged by the processor, which we record as cost of goods sold.

      In the United States and the United Kingdom, we are responsible for the sale of finished Slammers(R) flavored milk (referred to as "unit sales") to retail outlets. For these unit sales, we recognize as revenue the invoiced wholesale prices that we charge to the retail outlets that purchase the Slammers(R) flavored milks. We report as cost of goods sold the price charged to the Company by third party processors that produce the finished Slammers(R) products.

Segmented Revenues and Costs of Sales

      The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. In countries other than the United States and the United Kingdom , revenues for the period ended September 30 2005 were generated by kit sales to third party processors. The Company's revenue from the sale of finished product to retail outlets is recorded as "unit sales" on the following table.


Nine Months Ended                                                              United          Total
September 30, 2005                 United States     Mexico     Middle East    Kingdom        Company
------------------                 -------------     ------     -----------    -------        -------

Revenue - unit sales                $ 6,269,747     $      -     $      -     $ 288,596     $ 6,558,343
Revenue - gross kit sales                     -            -       33,350             -          33,350
                                    -----------     --------     --------     ---------     -----------
Total revenue                         6,269,747            -       33,350       288,596       6,591,693
Cost of goods sold                   (4,506,616)           -       (2,613)     (209,782)     (4,719,011)
                                    -----------     --------     --------     ---------     -----------

Gross margin                        $ 1,763,131     $      -     $ 30,737     $  78,814     $ 1,872,682
                                    ===========     ========     ========     =========     ===========


Nine Months Ended                                                              United          Total
September 30, 2004                 United States     Mexico     Middle East    Kingdom        Company
------------------                 -------------     ------     -----------    -------        -------

Revenue - unit sales                $ 2,236,383     $      -     $      -     $       -     $ 2,236,383
Revenue - gross kit sales                65,461       83,518      319,630             -         468,609
                                    -----------     --------     --------     ---------     -----------
Total revenue                         2,301,844       83,518      319,630             -       2,704,992
Cost of goods sold                   (1,820,432)     (31,101)     (42,301)            -      (1,893,834)
                                    -----------     --------     --------     ---------     -----------

Gross margin                        $   481,412     $ 52,417     $277,329     $       -     $   811,158
                                    ===========     ========     ========     =========     ===========

      United States
      -------------

      Revenues for the period ended September 30, 2005 from unit sales in the United States increased from $2,236,383 for the same period in 2004 to $6,269,747 in 2005, a 180.4% increase. The increase is the result of the introduction of the Company's new product lines during this period.

      In the period ended September 30, 2005, our gross margin for U.S. sales of $1,763,131, increased by $1,281,719, or by 266.24%, from $481,412 for the same period in 2004. The increase in gross margin was the result of the increased sales and greater efficiencies in the production of our products.

      Foreign Sales
      -------------

      Revenues for the period ended September 30, 2005 from kit sales in foreign countries decreased from $403,148 for the same period in 2004 to $321,946, a 20.14 % decrease. The decrease is the result of the lack of sales in Mexico and a reduction of sales in the Middle East during this period offset by the commencement of sales in the United Kingdom.

      We recorded $212,395 in costs of sales in foreign countries for the period ended September 30, 2005, an increase of $138,993 or 189.36% from $73,402 for the same period in

2004. The increase was the result of the costs associated with establishing a new business in the United Kingdom based upon the Company's unit sales model.

      For the period ended September 30, 2005, our gross profit of $109,551 for sales in foreign countries decreased by $220,195, or 66.78%, from $329,746 for the same period in 2004. The decrease in gross profit was consistent with the decrease in sales volume for this period.

Consolidated Operating Expenses

      We incurred selling expenses of $3,525,002 for the period ended September 30, 2005, $3,260,493 of which was incurred in our United States operations. Our selling expense for this period increased by $2,254,960, a 177.5% increase compared to our selling expense of $1,270,042 for the same period in 2004. The increase in selling expenses in the current period was due to increased freight and promotional charges, including media advertising, associated with increased sales and our development of four new product lines, utilizing newly licensed and directly owned branded trademarks. In addition, the Company recorded $99,168, pro-rata, of an $11,900,000 net charge in deferred distribution costs for the issuance of a three warrant to Coca-Cola Enterprises to purchase of 30,000,000 shares of our common stock in connection with the execution of a Master Distribution Agreement. The Company will recognize that cost as a selling expense over the 10-year term of the Master Distribution Agreement.

      We incurred general and administrative expenses of $2,345,041 for the period ended September 30, 2005, $2,183,598 of which we incurred in our United States business operations and $161,443 for the enlargement of our international business into the United Kingdom and Canada. Our general and administrative expenses for this period increased by $131,715, a 5.95% increase compared to $2,213,326 for the same period in 2004.

      As a percentage of total revenue, the Company's general and administrative expenses decreased from 81.8% in the period ended September 30, 2004, to 35.6% for the current period in 2005. We anticipate a continued effort to reduce these expenses as a percentage of sales through revenue growth, cost cutting efforts and the refinement of business operations.

Interest Expense

      We incurred interest expense for the period ended September 30, 2005 of $293,415. Our interest expense increased by $138,598, a 89.52% increase compared to $154,817 for the same period in 2004. The increase was due to using additional debt to finance the Company's operations during this period, including the development and launch of new product lines and expenses associated with increased promotional and marketing sponsorships.

Loss Per Share

      We accrued dividends payable of $263,001 for various series of preferred stock during the period ended September 30, 2005. The accrued dividends decreased for this period by $28,459, or 9.76%, from $291,460 for the same period in 2004. The net loss before accrued dividends for the current period increased $4,603,600, from $2,882,131 for the period ended September 30, 2004 to $7,485,731 for the current period. The increase in the net loss resulted in an increase in the Company's current period loss per share from $0.08 for the same period in 2004, to a loss per share of $0.09 for the current period. Of the $7,485,370 net loss, $3,000,000 has been recorded in the quarter ending September 30, 2005 as a one time, non-recurring finder's fee payable to a third party in connection with the execution of the Master Distribution

Agreement with Coca-Cola Enterprises, Inc. Absent the $3,000,000 non-recurring finder's fee charge, the Company's increased net loss per share was offset by an increase in the weighted average of common shares outstanding from 38,254,305 shares for the nine months ended September
2004 to 82,091,556 shares for the current nine month period, resulting in a current period loss per share of $0.06.

Three Months Ended September 30, 2005 Compared to the Three Months Ended
------------------------------------------------------------------------
September 30, 2004
------------------

Revenue

      The Company had revenues for the three months ended September 30, 2005 of $3,245,305, with cost of sales of $2,360,884, resulting in a gross profit of $884,421, or 27.3% of sales, $2,956,709 of which were generated by the Company's U.S. operation and $288,596 from the Company's UK business. The Company did not report any sales for Canada, Mexico or the Middle East in the three months ended September 30, 2005. Our revenue for the three months ended September 30, 2005 increased by $2,419,875, a 293% increase compared to revenue of $825,430 for the three months ended September 30, 2005. The increase in revenue in the United States for the three months ended September 30, 2005 is the result of the continuing rollout of the Company's new product lines during this period and the launch of the Company's business in the United Kingdom.

Cost of Goods Sold

      The Company incurred cost of goods sold of $2,360,884 for the three months ended September 30, 2005, $2,151,102 of which was incurred in our U.S. operations in the third quarter. Our cost of goods sold for this period increased by $1,732,137, a 275.5% increase compared to $628,747 for the three months ended September 30, 2004. The increase in cost of goods sold in the United States for the three months ended September 30, 2005 is the result of increased sales and the corresponding increase in the costs of good sold.

Operating Expense

      The Company incurred selling expenses of $1,727,531 for the three months ended September 30, 2005, $634,580 of which was incurred in our U.S. operation. Selling expenses increased for the three months ended September 30, 2005 by $1,074,909, a 164.7% increase compared to the selling expense of $652,622 for the three months ended September 30, 2004. The increase in selling expenses is the result of increased sales, including promotional expenses, the costs associated with guaranteed royalties under our third-party intellectual property license agreements and deferred distribution costs for the issuance of a warrant in connection wit the execution a Master Distribution Agreement with Coca-Cola Enterprises Inc.

      The Company incurred general and administrative expenses of $905,487 for the three months ended September 30, 2005, $844,464 of which was incurred in the U.S. operations. General and administrative expenses for the three months ended September 30, 2005 increased by $354,188, a 64.25% increase compared to $551,299 for the same period in 2004. The increase in general and administrative expenses for the current period is the result of greater management activities in the promotion and continued rollout of the Company's new product lines in the United States and the establishment of the Company's business in the United Kingdom.

Interest Expense

      The Company incurred interest expense for the three months ended September 30, 2005 of $73,169. Interest expense for the three months ended September 30, 2005 decreased by $6,653, an 8.3% decrease compared to $79,822, for the same period in 2004. This decrease was the result of of reduced debt in this period.

Net Loss

      The Company had a net loss for the three months ended September 30, 2005 of $4,906,456 compared with a net loss of $1,120,992 for the same period in 2004. The net loss increased by $3,785,464 or 337.7% compared to the same period in 2004. Of the $4,906,456 net loss, $3,000,000 represents a one time, non-recurring finder's fee payable to a third party in connection with the execution of the Master Distribution Agreement with Coca-Cola Enterprises, Inc. Absent the $3,000,000 non-recurring finder's fee charge, the Company's increased net loss per share was offset by an increase in the weighted average of common shares outstanding from 44,374,877 shares for the three months ending September 2004 to 113,680,645 shares for the current three month period, resulting in a current three month period loss per share of $0.016.


LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2005, we reported that net cash used in operating activities was $4,956,448, net cash provided by financing activities was $5,510,649 and net cash used in investing activities was $90,583. We had a negative working capital of $4,105,854 as of September 30, 2005.

      Compared to $3,372,840 of net cash used in operating activities in the period ended September 30, 2004, our current period net cash used in operating activities increased by $1,583,608 to $4,956,448. This increase was the result of changes in deferred product development costs, prepaid expenses, accounts payable and accrued expenses, including a $3,000,000 finder's fee payable in connection with the execution of the Coca-Cola Enterprises Master Distribution Agreement. Included in the net loss in this current period were depreciation and amortization and stock compensation for a finder fee aggregating $907,087, compared to $364,995 for the same period in 2004.

      Changes in accounts receivable in this current period in 2005 resulted in a cash decrease of $149,281, compared to a cash decrease in receivables of $8,490 for the same period in 2004, having a net result of an decrease of $140,791. The changes in accounts payable and accrued liabilities in the period ended of September 30, 2004 contributed to a cash decrease of $224,031, whereas the changes in accounts payable and accrued liabilities for the current period in 2005 amounted to an increase of $4,208,414. Cash flow generated through our operating activities was inadequate to cover all of our cash disbursement needs in the period ended September 30, 2005, and we had to rely on equity and debt financing to cover expenses.

      Cash used in the period ended September 30, 2005 in our investing activities for equipment was $90,583 for software, computer equipment, telephone system, Company van, mobile communication devices and leasehold improvements in the U.S., compared to $47,647 for the same period in 2004.

      Net cash provided by our financing activities for the period ended September 30, 2005 was $5,510,649. Net cash provided by financing activities for the same period in 2004 was $3,419,891. The increase was due to a greater need for financing to fund the Company's operations during this period and the exercise of warrants generating $2,958,509.

      The Company used the proceeds of the current period financing for working capital purposes to support the continued launch of new product lines under a license with Masterfoods USA and for new product development.

      Going forward, our primary requirements for cash consist of the following:

      * the continued development of our business model in the United States and on an international basis;
      * promotional and logistic production support for the capacity demands presented by our Master Distribution Agreement with Coca-Cola Enterprises
      * general overhead expenses for personnel to support the new business activities;
      * development, launch and marketing costs for our line of new branded flavored milk products, and
      *     the payment of guaranteed license royalties.

      We estimate that our need for financing to meet cash requirements for operations will continue through the fourth quarter of 2005, when we expect that cash supplied by operating activities will approach the anticipated cash requirements for operating expenses. We anticipate the need for additional financing in 2005 to reduce our liabilities, assist in marketing and to improve shareholders' equity status. No assurances can be given that we will be able to obtain additional financing, or that operating cash flows will be sufficient to fund our operations.

      We currently have monthly working capital needs of approximately $300,000. We will continue to incur significant selling and other expenses in 2005 in order to derive more revenue in retail markets, through the introduction and ongoing support of our new products and the implementation of the Master Distribution Agreement with Coca-Cola Enterprises. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as we expand our sales markets and increase our sales within established markets. Freight charges will be reduced as we are able to ship more full truckloads of product given the reduced per unit cost associated with full truckloads versus less than full truckloads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. We believe that along with the increase in our unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate cash needs. In addition, we are actively seeking additional financing to support our operational needs and to develop an expanded promotional program for our products.

Material Events
---------------

      In January 2005, we launched our Slammers(R) Starburst line of Fruit & Cream Smoothies utilizing a "shelf stable" re-sealable plastic bottle for milk products that does not require refrigeration. Until that launch, all single served flavored milk in plastic bottles required refrigeration for storage, distribution, and shelf placement. The tactical advantage of distributing milk products ambient enables us to side-step a major entry barrier in our immediate consumption strategy. Refrigerated milk is relegated to dairy direct-store-delivery systems that are controlled by either regional dairy processors or larger national dairy holding companies. Shelf stable re-sealable plastic bottle allows us to use a more traditional distribution network that accommodates the non-refrigerated beverages. Also, milk products packaged in shelf stable re-sealable plastic bottles have significantly longer shelf life for storage, allowing us to ship in full truckloads resulting in decreased freight costs. We currently are converting all of our products to "shelf stable" re-sealable plastic bottle.

      On July 13, 2005, Coca-Cola Enterprises Inc. (CCE) acquired options to purchase shares of common stock, convertible securities and warrants, entitling Coca-Cola Enterprises to purchase approximately 69,000,000 shares of common stock from 9 non-affiliated shareholders of the Company (the "Options"), representing approximately 23% of the authorized shares of the Company's common stock. Coca-Cola Enterprises and the Company contemporaneously commenced negotiations regarding a stock purchase agreement for the direct sale of approximately 81 million shares of the Company's common stock to Coca-Cola Enterprises. The consummation of the direct sale and the exercise of the Options by Coca-Cola Enterprises would have resulted in Coca-Cola Enterprises holding slightly in excess of 50% of the Company's equity on a fully diluted basis. These transactions were contingent upon the execution of a Master Distribution Agreement between the Company and Coca-Cola Enterprises. On July 29, 2005, the Company and Coca-Cola Enterprises entered into a Letter of Intent memorializing and confirming their intention to enter into the stock purchase agreement.

      Subsequent to the execution of the Letter of Intent, in lieu of the exercise of the Options and the stock purchase agreement, the parties agreed to enter into the Master Distribution Agreement with the attendant grant of three year warrants by the Company to Coca-Cola Enterprises for the right to purchase 30 million shares of the Company's common stock at an exercise price of $0.36 per share. On August 31, 2005, the Company issued the warrants to Coca-Cola Enterprises and the parties executed a ten year exclusive Master Distribution Agreement that will significantly expand the distribution and sales of the Company's products. The Company will recognize a $11,900,000 net charge in deferred distribution costs for the warrant issued to Coca-Cola Enterprises over the 10-year term of the Master Distribution Agreement. The Company presently is seeking from $10 - $15 million in new financing to promote the expanded sales anticipated with the implementation of the Master Distribution Agreement, and for general working capital.

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

August 2005
-----------

      On August 18, 2005, we closed a funding transaction (the "August '05 Transaction") with Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, three institutional accredited investors, for the issuance and sale to the Subscribers of Six Hundred Fifty Thousand Dollars ($650,000) of principal amount of promissory notes convertible into shares of our common stock and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. This August'05 Transaction was a part of a January 23, 2005 funding transaction for an aggregate of Two Million Three Hundred Thousand Dollars ($2,300,000). The August '05 Transaction is the Second Tranche of the January '05 transaction, which occurred upon the effectiveness of the SB-2 Registration Statement covering the aggregate transaction. The August'05 Transaction convertible notes are at prime plus 4% interest in the aggregate amount of $650,000, plus five-year Warrants for the purchase of, in the aggregate, 5,200,000 shares of common stock, at an exercise price of $0.129. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 260,000 shares plus the aggregate cash amount of $32,500 for due diligence fees to Longview Fund companies.

      On September 30, 2005, we repaid $250,000 of the aggregate $650,000 of the August '05 Transaction notes, as follows: $57,692 to Longview Fund, LP, $144,231 to Longview Equity Fund, LP and $48,077 to Longview International Equity Fund, LP. The holders of these notes waived the prepayment premium in lieu of their retention of warrants attached to August '05 Transaction.

EFFECTS OF INFLATION

      We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our principal accounting officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the filing date of this report on Form 10QSB (the Evaluation Date), have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and our consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this report on Form 10QSB was being prepared.

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


PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      Warrant Exercise: Series D Warrant. We issued 696,042 shares of common stock to Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Esquire Trade & Finance Inc., pursuant to the cashless exercises of warrants for 763,750 shares of common stock. We issued the Warrants and the underlying common stock upon exercise to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

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

      Warrant Exercise: Series F Warrant. We issued 3,345,417 shares of common stock to Austinvest Anstalt Balzers and Esquire Trade & Finance Inc. and Libra Finance, SA., pursuant to the cashless exercise of warrants for 3,676,518 shares of common stock. We issued the Warrants and the underlying common stock upon exercise to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

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

      On August 29 and September 19, 2005 we issued the aggregate of 1,000,000 restricted shares of our common stock to National Financial Communications Corp. pursuant to the exercise of Warrants issued in connection with a consulting agreement for services rendered for strategic business planning. We issued the restricted common stock pursuant to
Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

      On September 19, 2005, we issued 450,000 restricted shares of our common stock to Alpha Capital AG, an accredited investor, in a sale not involving a public offering at a price of $1.00 per share. We issued the common stock pursuant to a Regulation D offering.

      Warrant Issue. On August 31, 2005, we issued three year Warrant to Coca-Cola Enterprises Inc. to purchase 30,000,000 shares of our common stock a $0.36 per share. During the first 18 months of the exercise period, the Company has the option to "call" the exercise of up to 10,000,000 shares of common stock issuable upon exercise of the Warrant, upon the Company's satisfaction of certain conditions, including a trading price of not less than $1.08 per share for 20 consecutive trading days. This Warrant was issued in connection with the execution of a Master Distribution Agreement on August 31, 2005. We issued the Warrant pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

Subsequent Events

None

Item 6.  Exhibits

Exhibits - Required by Item 601 of Regulation S-B:

      No. 10.1  Coca-Cola Enterprises Master Distribution Agreement

      No. 10.2  Oman National Dairy Products Co. Ltd. Production Agreement

      No. 10.3  Marvel Enterprises License (Middle East)

      No. 31:   Rule 13a-14(a) / 15d-14(a) Certifications

      No. 32:   Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: November 14, 2005

/s/Roy G. Warren
Roy G. Warren, Chief Executive Officer



In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature             Title                       Date
---------             -----                       ----

/S/ Roy G. Warren     Chief Executive Officer     November 14, 2005
                       and Director

/S/ Tommy E. Kee      Chief Accounting Officer     November 14, 2005