Form 10KSB
period 2005-12-31
BRAVO FOODS INTERNATIONAL CORP
filed 2006-03-31
CIK 1061029

===========================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


           Report for Period January 1, 2005 to December 31, 2005


                      BRAVO! FOODS INTERNATIONAL CORP.
           ----------------------------------------------
           (Name of Small Business Issuer in its Amended Charter)

                       Commission File Number 0-25039

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

The issuer's revenues for its most recent fiscal year were $11,948,921.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 24, 2006, based upon the $0.54 per share average bid and asked prices of such stock on that date, was $90,213,998, based upon 167,062,960 shares held by non-affiliates of the issuer. The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of March 24, 2006 was 184,253,753.

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

      In the United States, we generate revenue from the unit sales of finished branded flavored milks to retail consumer outlets. Currently, we use a single third-party processor in the United Sates to produce all of our single serve milk based beverages. We recognize revenue in the United States at the gross amount of our invoices for the sale of finished product to wholesale buyers ("unit sales"). We take title to our branded flavored milks when they are shipped by our third party processors and recognize as revenue the gross wholesale price charged to our wholesale customers. Our gross margin is determined by the reported wholesale price less the cost charged by Jasper Products, our third party processor, to produce our branded milk products.

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

      All of our third party licensing agreements recognize that we will use third party production agreements for the processing of flavored milk products and that the milk products will be produced and may be sold directly by those processors. Our responsibilities under our third party production agreements are to design and provide approved packaging artwork, to help determine the best tasting flavors for the particular market and to assist in the administration, promotion and expansion of the respective branded milk programs. Ingredients for the flavored milks are formulated to our specifications and supplied on an exclusive basis by either Givaudan Roure or Mastertaste, both of which are flavor development and production companies. In the United States, we assume the responsibility for sales and marketing of our flavored milks produced by Jasper Products LLC.

Master Distribution Agreement - Coca-Cola Enterprises
-----------------------------------------------------

      On August 31, 2005, we entered into a ten-year Master Distribution Agreement with Coca-Cola Enterprises Inc that we believe will significantly expand the distribution and sales of our products. The agreement provides for the distribution of our products by Coca-Cola Enterprises in the United States, all U.S. possessions, Canada, Belgium, continental France, Great Britain, Luxembourg, Monaco and the Netherlands, as well as any other geographic territory to which, during the term of the agreement, Coca-Cola Enterprises obtains the license to distribute beverages of The Coca-Cola Company. The appointment of Coca-Cola Enterprises as the exclusive distributor for our products was effective August 30, 2005, has an effective distribution date of October 31, 2005 and an expiration date of August 15, 2015. Coca-Cola Enterprises has the option to renew the Master Agreement for two subsequent periods of ten additional years. Attendant to the execution of the agreement we issued three-year warrants to Coca-Cola Enterprises for the right to purchase 30 million shares of our common stock at an exercise price of $0.36 per share.

      Under the terms of the agreement, Coca-Cola Enterprises is obligated to use all commercially reasonable efforts to solicit, procure and obtain orders for our products and merchandise and actively promote the sale of such products in the Territory, as defined in the agreement. The agreement establishes a comprehensive process for the phased transition from our existing system of distributors to Coca-Cola Enterprises, dependent upon distribution territory, product and sales channels. The parties have agreed that Coca-Cola Enterprises will implement its distribution on a ramp-up basis, with the initial distribution commencing in the United States on or about the October 31, 2005 effective distribution date. Coca-Cola Enterprises' distribution in other Territory areas will be dependent upon, among other things, third-party licensing considerations and compliance with the regulatory requirements for the products in foreign countries.

      We have agreed to provide the following:

      *  strategic direction of our products;
      *  maintain sales force education and support;
      * actively market and advertise our products and design and develop point of sale materials and advertising.

      We are also responsible for handling:

      *  consumer inquiries;
      *  product development; and
      * the manufacture and adequate supply of our products for distribution by Coca-Cola Enterprises.

      The terms of the agreement require our company to maintain the intellectual property rights necessary for our company to produce, market and/or distribute and for Coca-Cola Enterprises to sell our products in the Territory. We are obligated to spend a fixed dollar amount in the remainder of 2005 and 2006 on national and local advertising, including actively marketing the Slammers trademark, based on a plan as mutually agreed each year. Beginning in 2007, the Company shall allocate an amount per year for such activities in each country in the defined Territory equal or greater than an agreed upon percentage of our total revenue in such country.

      Under the agreement, Coca-Cola Enterprises has the right of first refusal to distribute any new products developed by our company, and the agreement establishes a process for the potential expansion of Coca-Cola Enterprises' distribution of the Company's products to new territories. Either party may terminate the agreement for a material breach, insolvency or bankruptcy and Coca-Cola Enterprises may terminate for change of control by our company, material governmental regulatory enforcement action or threatened governmental action having a material adverse consumer or sales impact on our products, and upon twelve months notice after August 15, 2006.

Third Party Intellectual Property Licenses
------------------------------------------

      Marvel Enterprises, Inc. (Super Heroes(R) and Marvel Heroes(R))

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

      In March 2005, we entered into a new one-year license agreement with Marvel Enterprises, Inc. to use its Super Heroes(R) properties to promote our branded milk products in the United States, Canada and Mexico. Under the terms of the license agreement, we agreed to a royalty rate of 5% of net wholesale sales in the United States, 4% for school lunch channels and 2.5% for school hot lunch programs. We also agreed to a 11% royalty on the amount invoiced to dairy processors for "kits" in Canada and Mexico.

      On February 4, 2005, we entered into an eighteen month license agreement for the utilization of Marvel Heroes characters on our flavored milks in nine Middle East Countries. We agreed to a 11% royalty on the amount invoiced to third party dairy processors for "kits" in the territory against the prepayment of a guaranteed minimum royalty amount.

      Chattanooga Bakery, Inc. (Moon Pie(R))

      In October 2003, we signed a two-year license agreement with MD Enterprises, Inc., under which we have the exclusive right to manufacture, distribute, market and sell Moon Pie(R) flavored milk products in the United States. We agreed to a variable royalty rate of 2% to 3% of net wholesale sales, depending upon volume.

      Masterfoods USA (Starburst(R), Milky Way(R), 3 Musketeers(R))

      On September 21, 2004, we entered into a licensing agreement with Masterfoods USA, a division of Mars, Incorporated, for the use of Masterfood's Milky Way(R), Starburst(R) and 3 Musketeers(R) trademarks in connection with the manufacture, marketing and sale of single serve flavored milk drinks in the United States, its Possessions and Territories and US Military installations worldwide. The license limits the relationship of the parties to separate independent entities. The initial term of the license agreement expires December 31, 2007. We have agreed to pay a royalty based upon the total net sales value of the licensed products sold and advance payments of certain agreed upon guaranteed royalties. Ownership of the licensed marks and the specific milk flavors to be utilized with the marks remains with Masterfoods. We have a right of first refusal for other milk beverage products utilizing the Masterfoods marks within the licensed territory.

Diabetes Research Institute

      In June 2005, we extended our licensing agreement with Diabetes Research Institute to June 30, 2006. We agreed to a variable royalty rate of 0.25% of net sales. We use this intellectual property, which consists of a logo plus design on the labels of our Slim Slammers(TM) product line.

In House Intellectual Property
------------------------------

      In addition to our third-party licenses, we have developed and sell flavored milks bearing trademarks developed by us, including "Slammers(R)" "Pro Slammers(TM)", "Slim Slammers(R)" and "Breakfast Blenders(TM)".

Production Contracts/Administration
-----------------------------------

      Prior to 2000, our business primarily involved the production and distribution of milk in China. In the third quarter of 2000, we began to refocus our business away from the production - distribution aspect of the value chain by implementing a business model that involved the branding, marketing, packaging design and promotion of branded flavored fresh milk in the United States. During the middle of 2001, this refocused business was implemented in China, in December 2001 in Mexico and in the third quarter of 2002 in Canada. Currently, operations in the United States, the Middle East, Mexico and Canada are run directly by Bravo! Foods International Corp. Our United Kingdom business is managed through our wholly owned subsidiary Bravo! Brands International Ltd., which is a UK registered company.

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

      The advent of extended shelf life (ESL) and aseptic long life milk presented us with the opportunity to increase sales dramatically on a national basis. In the third quarter of 2001 and the first quarter of 2002, we entered into production contracts with Shamrock Farms, located in Phoenix, Arizona and Jasper Products, of Joplin, Missouri, and began to market branded ESL and aseptic flavored milks to large national chain accounts. Since 2003, our milk products are being produced by Jasper Products.

      United Kingdom

      In February 2005, we executed an exclusive sales agency agreement with Drinks Brokers, Ltd., a division of Tactical Sales Resources Limited for sales of our product lines in the United Kingdom. Pursuant to terms of the agreement, Bravo! appointed Drinks Brokers as its Sales Agent in the United Kingdom for the marketing, promotion, distribution and sale of Bravo!'s Slammers(R) Marvel Heroes line of flavored milk, as well as other product lines that Bravo! may introduce to the UK in the near future.

      Drinks Brokers utilizes its established networks to manage all matters relating to the sale and effective distribution of Bravo!'s products within the United Kingdom, including the solicitation of sales from customers in applicable market segments, marketing, advertising and promotion of Bravo!'s products, distribution, and merchandising.

      Our products are processed in the United Kingdom by Waterfront Corporation Limited, on a third party co-pack basis. We generate revenue in the United Kingdom from the unit sales of finished branded flavored milks to retail consumer outlets. Currently, we use a single third-party processor in the United States to produce all of our single serve milk based beverages. We recognize revenue in the United States at the gross amount of our invoices for the sale of finished product to wholesale buyers ("unit sales"). We take title to our branded flavored milks when they are shipped by our third party processor and recognize as revenue the gross wholesale price charged to our wholesale customers. Our gross margin is determined by the reported wholesale price less the cost charged by Waterfront Corporation Limited.

      Middle East

      In December 2003, we entered into a third party production agreement with Saudia Dairy & Foodstuff Company, (SADAFCO) a Middle East dairy processors, headquartered in Jeddah, Saudi Arabia. SADAFCO processes our Slammers (R) branded flavored milks, including the Marvel line, for distribution in nine Middle East countries. AsheTrade, our international agent, with offices in Miami, Florida and Jeddah, Saudi Arabia, facilitates our Middle East business.

      In September 2005, we entered into a third party production agreement with Oman National Dairy Products Co. Ltd., a Middle East dairy processors, headquartered in Ruwi, Oman. Oman Dairy will process our Slammers (R) branded flavored milks, including the Marvel line, for distribution in nine Middle East countries. We generate revenue for sales in the Middle East utilizing the "kit" model. We are not responsible for production, marketing, promotion or distribution of the product in the Middle East

Products
--------

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

      In November 2002, we introduced Slim Slammers(R) Fortified Milk, a low calorie version of our Slammers(R) Fortified Reduced Fat Milk. Slim Slammers(R) Fortified Milk has no added sugar and is sweetened with sucralose, a natural sweetener made from sugar. Slim Slammers(R) Fortified Milk is made from 1 percent fat milk, is fortified with 11 essential vitamins and is available in the same flavors as our

Slammers(R) brand. We reintroduced this product in the United States with a new package and formulation during 2004.

      In 2004, we announced our product development and brand strategy for seven new, separate and distinct single serve product lines: Ultimate Slammers(TM), Slim Slammers(R), Moon Pie Slammers(R), Pro-Slammers(TM), Starburst(R) Slammers(R), 3 Musketeers(R) Slammers(R) and Milky Way(R) Slammers(R). These product lines are all fortified and positioned to appeal directly to profiled demographic segments, including teens and pre teens for Ultimate Slammers(TM), Starburst(R) Slammers(R) and Milky Way(R) Slammers(R), teens and sports enthusiasts for Pro-Slammers(TM), young to old for Moon Pie(R) Slammers(R) and health conscious adults for Slim Slammers(R) and 3 Musketeers(R) Slammers(R).

      We launched four brands in 2004, beginning with Ultimate Slammers(R) in April and achieved national distribution of Ultimate Slammers(R) through both retail grocers and convenience stores by mid- summer. Roughly 10,000 retail supermarket stores carried this brand nationwide in 2004. This was followed by our June launch of Slim Slammers(R) and Moon Pie(R) Slammers(R) and the July release of our Pro-Slammers(TM) line.

      In January 2005, we launched our Slammers(R) Starburst line of Fruit & Cream Smoothies utilizing a "shelf stable" re-sealable plastic bottle for milk products that does not require refrigeration. Until that launch, all single serve flavored milk in plastic bottles required refrigeration for storage, distribution and shelf placement. The tactical advantage of distributing milk products ambient enables us to side-step a major entry barrier in our immediate consumption strategy. Refrigerated milk is relegated to dairy direct-store-delivery systems that are controlled by either regional dairy processors or larger national dairy holding companies. Shelf stable re-sealable plastic bottles allow us to use a more traditional distribution network that accommodates the non-refrigerated beverages. Also, milk products packaged in shelf stable re-sealable plastic bottles have significantly longer shelf life for storage, allowing us to ship in full truckloads resulting in decreased freight costs. We currently are converting all of our products to "shelf stable" re-sealable plastic bottles.

      In the first quarter 2005, we launched our Slammers(R) MilkyWay and 3 Musketeers lines utilizing a "shelf stable" re-sealable plastic bottle for milk products that does not require refrigeration, under the Masterfoods License. During this period, we also introduced Breakfasts Blenders(TM), which is a meal replacement milk beverage developed for the "on the go" consumer,

Industry Trends
---------------

      The flavored milk industry has grown from approximately $750 million in 1995 to $2.5 billion in 2004. The single serve portion of this category is difficult to measure, since approximately 2/3 of the sales in the single serve milk industry are sold in immediate consumption channels or other channels that do not report scan-data. For example, Wal-Mart has become the largest retailer in the USA for milk, selling an estimated 15% of total milk sales. Wal-Mart does not report sales for the industry data resources embodied in A.C. Neilson or IRI analyses. Similarly, most convenience stores and "up-and-down-the-street" retailers in the immediate consumption sales channels do not report either, and neither do vending and schools.

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

      We have been and continue to pursue a strategic goal of placing Slammers(R) milks in elementary, middle and high schools through ala carte lunch programs and vending facilities in school cafeterias, and we are promoting our Slim Slammers(R) milks as low calorie, non-sugar added alternatives to traditional soft drinks. Penetration of this market segment has been limited by logistic and economic concerns of school administrators in the push to remove traditional carbonated soft drinks from schools in favor of milk and milk based products.

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

Employees

      We have twenty-six full time employees located at our North Palm Beach corporate offices.

ITEM 2 - DESCRIPTION OF PROPERTY

      Neither our company nor our subsidiaries currently own any real property. As of February 1, 1999, we moved our corporate offices from West Palm Beach to 11300 US Highway 1, Suite 202, North Palm Beach, Florida, pursuant to a lease with HCF Realty, Inc., having an initial term of five years. The current aggregate monthly rent amounts to approximately $7,468, which includes an expansion of our office space from 2,485 square feet to 3,490 square feet. The term of this lease has been extended for six years to October 30, 2010.

      We have executed a lease for an expansion of our office space in North Palm Brach, Florida to include an additional 2,190 square feet at $18.50 per square foot.

      We do not have a policy to acquire property for possible capital gains or income generation. In addition, we do not invest in securities of real estate entities or developed or underdeveloped properties.

ITEM 3.  LEGAL PROCEEDINGS

      There currently are no claims or lawsuits against us for which a report is required.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None in the fourth quarter 2005

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price
-------------------------

      Of the 184,253,753 shares of common stock outstanding as of December 31, 2005, all but approximately 42,000,000 shares can be traded on the over-the-counter trading on the OTC Electronic Bulletin Board, which trading commenced October 24, 1997. Of this amount, 17,190,793 shares are held by affiliates. The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.


QUARTER            HIGH BID PRICE     LOW BID PRICE
---------------------------------------------------

2004
---------------------------------------------------

First Quarter            .17               .06
---------------------------------------------------
Second Quarter           .34               .14
---------------------------------------------------
Third Quarter            .27               .13
---------------------------------------------------
Fourth Quarter           .22               .09
---------------------------------------------------


2005
---------------------------------------------------

First Quarter            .18               .10
---------------------------------------------------
Second Quarter          1.21               .14
---------------------------------------------------
Third Quarter           1.43               .51
---------------------------------------------------
Fourth Quarter          0.80               .47
---------------------------------------------------

Equity holders at March 30, 2006
--------------------------------


      Common stock                 184,253,753 shares     1,900 holders (approximate)
      Series B preferred stock         107,440 shares     1 holder
      Series H preferred stock          64,500 shares     1 holder
      Series J preferred stock         200,000 shares     1 holder
      Series K preferred stock          95,000 shares     1 holder

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

      We have accrued dividends for our convertible preferred stock in the amount of $336,303 and $388,632 for the years ended December 31, 2005and 2004, respectively.

Sale of unregistered securities
-------------------------------

Quarter Ended December 31, 2005

      On November 28, 2005, we closed a funding transaction with 13 accredited institutional investors, for the issuance and sale of 40,500,000 shares of our common stock for a purchase price of $20,250,000. In addition, we also issued five-year warrants for the purchase of an additional 15,187,500 shares of common stock at an exercise price of $0.80 per share. The securities are restricted and have been issued pursuant to an exemption to the registration requirements of Section 5 of the Securities Act of 1933 for "transactions of the issuer not involving any public offering" provided in Section 4(2) of the Act and pursuant to a Regulation D offering. In connection with this financing, we issued common stock purchase warrants to purchase 1,012,500 shares of common stock at an exercise price of $.50 per share and 304,688 shares of common stock at an exercise price of $.80 per share to SG Cowen & Co., LLC, who acted as placement agent for this financing.

      The shares of common stock and the shares of common stock underlying the warrants carry registration rights that obligate us to file a registration statement within 45 days from closing and have the registration statement declared effective within 120 days from closing.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Our business model includes the development and marketing of our Company owned Slammers(R) and Bravo!(TM) trademarked brands, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and the production of our branded flavored milk drinks through third party processors. In the United States and the United Kingdom, we generate revenue from the unit sales of finished branded flavored milk drinks to retail consumer outlets. We generate revenue in our Middle East business through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the dairy processors for the production, promotion and sales rights for the branded flavored milk.

      Our new product introduction and growth expansion continues to be expensive, and we reported a net loss of $14,506,630 for the year ended December 31, 2005, which included a $3,000,000 one time finder's fee paid in connection with our execution of a Master Distribution Agreement with Coca-Cola Enterprises, Inc. As shown in the accompanying financial statements, we have suffered operating losses and negative cash flows from operations since inception and, at December 31, 2005, have an accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. As discussed herein, we plan to work toward profitability in our U.S. and international business and obtain additional financing. While there is no assurance that funding will be available or that we will be able to improve our operating results, we are continuing to seek equity and/or debt financing. We cannot give any assurances, however, that management will be successful in carrying out our plans.

CORPORATE GOVERNANCE

The Board of Directors

      Our board has positions for six directors that are elected as Class A or Class B directors at alternate annual meetings of our shareholders.
Five of the six current directors of our board are independent. Our chairman and chief executive officer are separate. The board meets regularly either in person or by telephonic conference at least four times a year, and all directors have access to the information necessary to enable them to discharge their duties. The board, as a whole, and the audit committee in particular, review our financial condition and performance on an estimated vs. actual basis and financial projections as a regular agenda item at scheduled periodic board meetings, based upon separate reports submitted by our Chief Executive Officer and Chief Accounting Officer. Our shareholders elect directors after nomination by the board or the board appoints directors when a vacancy arises prior to an election. This year we have adopted a nomination procedure based upon a rotating nomination committee made up of those members of the director Class not up for election. The board presently is examining whether this procedure, as well as the make up of the audit and compensation committees, should be the subject of an amendment to the by-laws.

Audit Committee

      Our audit committee is composed of three independent directors and functions to assist the board in overseeing our accounting and reporting practices. Our financial information is booked in house by our Chief Accounting Officer's office, from which we prepare financial reports. Lazar Levine & Felix LLP, independent registered public accountants and auditors, audit or review these financial reports. Our Chief Accounting Officer reviews the preliminary financial and non-financial information prepared in house with our securities counsel and the reports of the auditors. The committee reviews the preparation of our audited and unaudited periodic financial reporting and internal control reports prepared by our Chief Accounting Officer. The committee reviews significant changes in accounting policies and addresses issues and recommendations presented by our internal accountants as well as our auditors. Currently, there is one vacancy on the audit committee.

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

Estimates
---------

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

Revenue Recognition
-------------------

      During the fiscal year ended December 31, 2005, we had two business models that affected revenue recognition: one for the United States and another for some of our international business. We follow the final consensus reached by the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" in determining our revenue recognition reporting status for both business models.

United States
-------------

      In the United States, we utilize third party processors to produce the Company's products on our behalf, which products consisted of single serve flavored milk based beverages. Under this model, we are responsible for all product development, marketing, and promotion, advertising and sales activity. We refer to this business model as "unit sales".

      We have responsibility for the payment to our third-party processor for all costs associated with the production of our flavored milk based beverages. In that regard, we pay a negotiated "dock price" per sale unit to our third-party processor. We also are responsible for the payment of all freight charges for the finished product to our customers, shipping insurance charges, broker's fees and product returns.

      Our milk-based products are code dated with an "expiration" date. If our third-party processor has stored inventory that approaches code date and is, as a result, not capable of being sold, we are responsible for the payment of the dock price to the third-party processor even absent a sale. If already shipped product has not sold by a date approaching the code date or has been damaged in shipment, we issue a credit to our customer.

      We establish the wholesale price at which we sell our products. The price charged is dependent upon practical cost variables including freight and distribution. We recognize revenue at the full wholesale price charged.

      We have sole discretion to change the product visually and its content to satisfy our specifications. The only limitations are (i) those imposed on the third party processor by the Food and Drug Administration and local health officials, and (ii) labeling and content restrictions that the FDA may impose on us.

      We have the sole discretion to select the supplier of flavor and nutritional ingredients that are sourced by third parties to meet our flavor and nutritional profile specifications. Similarly, we have the sole discretion to develop and determine the visual and content specifications for our products. The only limitations are those imposed by third party license agreements concerning the visual utilization of trademark issues.

      We take title to product upon shipment by our third-party processor. We have insurance coverage during shipment, and we are responsible for inventory loss during shipping. The point of transfer of title to the inventory is manifested by the physical removal of the inventory from our third-party processor's warehouse onto the common carrier, where the risk of loss passes to us. Contemporaneous with that event, the third-party processor logs the shipment on our behalf and removes the shipped products from its recorded inventory. We bear the risk of loss of non-payment by our customers.

      Purchasers of our product pay the "wholesale level" price directly to our third party processor, which we have appointed as our billing and collection agent for such purposes. Our third-party processor charges us a fee for this service. As agent, the third-party processor provides us with an out-sourced infrastructure for billing, collection, shipment, and recording of credits to customers allowed by us for promotions, discounts and returns. On a monthly basis, we reconcile with our third-party processor (i) the revenue received, (ii) the dock price, (iii) administration charges and (iv) separate charges against our account for allowed credits to customers for promotions, discounts and returns.

      We record the full wholesale level price as our gross revenue and record the dock price as the cost of goods sold. In certain circumstances in our U.S. business, we are required to pay slotting fees, give promotional discounts or make marketing allowances in order to secure wholesale customers. These payments, discounts and allowances reduce our reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 104

International Sales
-------------------

      We have two business models for our international sales. In the United Kingdom, our business model tracks the model used by us in the United States, and we utilize third party processors to produce the Company's products on our behalf, which products consisted of single serve flavored milk based beverages. The operational infrastructure for this business is provided pursuant to an agency contract with a third party, who is responsible as our agent for all aspects of our sales, distribution, marketing, billing and collections once our products are shipped from the processor. All of these activities are done on behalf of our wholly owned UK subsidiary, Bravo! Brands (UK) Ltd., and we recognize revenue on the same basis as our US unit sales business model.

      Under our Middle East business model, however, we are not involved in the marketing, promotion, advertising or sales of the products. These activities are the responsibility of regional dairy processors located in foreign countries that produce and sell the milk products for their own behalf. In this international business, the "product" sold by the Company is not its flavored milk based beverages but consists of (i) the flavor ingredients used to produce the milk products and (ii) production rights granted to the regional processors to use the milk product branding and trade dress created by the Company for the flavored milk products. The Company refers to this business model as "kit sales".

      Under this kit model, we purchase the flavor ingredients from our suppliers and have the ingredients shipped directly to the processor to expedite the production of the flavored milk products. The supplier for the flavor ingredients invoices us, and we include the amount of that invoice in our kit price to the processor. At no time is the processor responsible to the supplier for the cost of the ingredients shipped to it.

      We recognize revenue in our international kit sales business at the gross amount of our invoices for the sale of kits at the time of shipment of flavor ingredients to processor dairies with whom we have production contracts for extended shelf life and aseptic long life milk. We base this recognition on our role as the principal in these transactions, our discretion in establishing kit prices (including the price of flavor ingredients and production rights fees), our development and refinement of flavors and flavor modifications, our discretion in supplier selection and our credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model consists of the cost of the processors' purchase of flavor ingredients and fees charged by us to the processors for production rights. We formulate the price of production rights to cover our intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. We recognize revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously record as cost of goods sold the cost of flavor ingredients paid by us to the ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

      Pursuant to EITF 99-19, international sales of kits made directly to customers by us are reflected in the statements of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue.

Slotting Fees
-------------

      From time to time, we enter into arrangements with new customers whereby, in exchange for cash payments to our customers, we obtain rights to place our products on customers' shelves for resale at retail. We also engage in promotional discount programs in order to enhance sales in specific channels. We believe our participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances reduce our reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 104

      We record our obligation under each arrangement at inception and amortize the total required payments using the straight-line method over a term of one year, which is normally the minimum time that we are allowed to sell our products in given retail outlets. The Company records the balance of the amortized slotting fee not used in the current period as prepaid expenses. As the Company applies the amortized slotting fee as contra revenue for a current period, it reduces the reported gross revenue by an amount equal to the reduction in prepaid expenses.

Classification of Financial Instruments with a Convertible Feature
------------------------------------------------------------------

      In determining whether the conversion feature of our financial instruments would be classified in stockholder's equity, we examine the guidance of Paragraph 4 of EITF 00-19, which provides two avenues of analysis. First, if the characteristics of the financial instrument constitute a "conventional" convertible instrument, the instrument qualifies for the scope exception of paragraphs 11(a) and 12 (c) of Statement 133, the conversion feature is not considered a derivative for the purposes of Statement 133. In order to determine whether the instrument is "conventional", we analyze whether it would constitute stockholders' equity as a freestanding derivative. Second, absent the "conventional" instrument classification and the resultant scope exception, we analyze whether the instrument meets the equity condition requirements of paragraphs 12 - 32 of EITF 00-19. Issue 00-19's classification provisions are based on an issuer's control over the form of ultimate settlement of an instrument. An issuer is deemed to control the form of settlement if it has both the contractual right to settle in equity shares and the ability to deliver equity shares. When an issuer controls the form of settlement, an instrument is generally classified as equity. If an issuer does not control the form of settlement, net-cash settlement is assumed and an instrument is classified as an asset or liability (paragraphs 12, 13 EITF 00-19).

      We examine the general pronouncements contained in paragraphs 12 and 13 EITF 00-19 prohibiting equity classification where net cash settlement or a cash payment for physical settlement could occur, in light of the eight conditions discussed in paragraphs 14 - 32 of EITF 00-19. If these conditions are satisfied, then equity classification is appropriate. The eight conditions are:

      * The instrument permits the issuer to settle in unregistered shares (paragraphs 14 - 18)
      * The issuer has sufficient authorized shares available to settle in its shares (paragraph 19)
      * The instrument contains an explicit limit on the number of shares to be delivered in a share settlement (paragraphs 20 - 24)
      * There are no cash payments to the counterparty in the event that the issuer fails to make timely filings with the SEC (paragraph
         25)
      * There are no cash settled "top-off" or "make whole" provisions (paragraph 26)
      * The contract requires net-cash settlement only where in the circumstances the holders of shares underlying also would receive cash in exchange for shares (paragraph 27 - 28)
      * There are no provisions giving the counterparty greater rights than those of a shareholder of the stock underlying the instrument (paragraph 29 - 31)
      *  There is no requirement to post collateral for any reason
         (paragraph 32)

      Our analysis of these considerations requires us to exercise our judgment within the stated guidelines in making our determination as to whether a particular financial instrument is appropriately classified as equity or a liability or asset.

RESULTS OF OPERATIONS

Financial Condition at December 31, 2005

      As of December 31, 2005, we had an accumulated deficit of $48,579,962, cash on hand of $4,947,986, and reported total capital surplus of $13,490,969.

      For the year ended December 31, 2005, we had revenue of $11,948,921 and general and administrative expense of $5,030,002.

      After interest expenses of $336,651 and interest income of $28,972, cost of goods sold of $8,938,692, product development costs of $798,510, selling expenses of $8,380,668 incurred in operations and a one time $3,000,000 fee to a third party in connection with our execution of the Coca-Cola Enterprises distribution agreement, we had a net loss of $14,506,630.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated Revenue
--------------------

      We had revenue for the year ended December 31, 2005 of $11,948,921, with cost of sales of $8,938,692, resulting in a gross margin of $3,010,229. This revenue and resultant gross margin are net of slotting fees, promotional discounts and marketing allowances for this period in the amount of $487,221. Of the reported $11,948,921, U.S. sales accounted for $11,537,278 with an additional $353,425 from international sales in the United Kingdom and $58,218 from the Middle East. Our reported revenue for the year ended December 31, 2005 increased by $8,604,222, a 257.25% increase compared to revenue of $3,344,699 for the same period in 2004. This increase is the result of an increase in market penetration and distribution, after the introduction of new product lines in the last quarter of 2004 and the first two quarters of 2005.

Consolidated Cost of Sales
--------------------------

      We incurred cost of goods sold of $8,938,692 for the year ended December 31, 2005, $8,659,427 of which was incurred in our U.S. business, and $279,265 in connection with out international sales. Cost of goods sold in 2005 increased by $6,563,887, a 276.4% increase compared to $2,374,805 for the same period in 2004. The increase in cost of goods sold reflects the increase in our sales.

      In the United States and the United Kingdom, we are responsible for the sale of our finished flavored milk drinks (referred to as "unit sales") to retail outlets. For these unit sales, we recognize as revenue the invoiced wholesale prices that we charge to the retail outlets that purchase the Slammers(R) flavored milks. We report, as cost of goods sold, the price charged to us by third party processors who produce our finished flavored milk drink products.

Segmented revenues and costs of sales
-------------------------------------

      The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. In countries other than the United States and the UK, revenues for the period ended December 31, 2005 were generated by kit sales to third party processors. Revenue from wholesale sales to retail outlets is recorded as "unit sales" in the following table.


                                United         United        Middle         Total
2005                            States         Kingdom        East         Company
                                ------         -------       ------        -------

Revenue - unit sales          $11,537,278     $ 353,425     $      -     $11,890,703
Revenue - gross kit sales               -             -       58,218          58,218
                              -----------     ---------     --------     -----------
Total revenue                  11,537,278       353,425       58,218      11,948,921
Cost of goods sold             (8,659,427)     (272,326)      (6,939)     (8,938,692)
                              -----------     ---------     --------     -----------

Gross margin                  $ 2,877,851     $  81,099     $ 51,279     $ 3,010,229
                              ===========     =========     ========     ===========


                                United                       Middle         Total
2004                            States         Mexico         East         Company
                                ------         ------        ------        -------

Revenue -unit sales           $ 2,726,702     $       -     $      -     $ 2,726,702
Revenue -gross kit sales           44,379       119,968      453,650         617,997
                              -----------     ---------     --------     -----------
Total revenue                   2,771,081       119,968      453,650       3,344,699
Cost of goods sold             (2,262,055)      (55,609)     (57,141)     (2,374,805)
                              -----------     ---------     --------     -----------

Gross margin                  $   509,026     $  64,359     $396,509     $   969,894
                              ===========     =========     ========     ===========

United States
-------------

      Revenues for the period ended December 31, 2005 in the United States increased from $2,771,081 for the same period in 2004 to $11,537,278 in 2005, a 316.35% increase. This increase is the result of an increase in market penetration and distribution, after the introduction of new product lines in the last quarter of 2004 and the first two quarters of 2005.

      In the period ended December 31, 2005, our gross margin for U.S. sales of $2,877,851 increased by $2,368,825, or by 465.36%, from $509,026 for the same period in 2004. The increase in gross margin was the result of increased sales.

Foreign Sales
-------------

      Revenues for the period ended December 31, 2005 from sales in foreign countries decreased from $573,618 for the same period in 2004 to $411,643, a 28.23 % decrease. The decrease is the result of a reduction of sales in the Middle East, owing to a change of ownership of our processor and ramp up of our business in the UK during this period.

      We recorded $279,265 in costs of sales in foreign countries for the period ended December 31, 2005, an increase of $166,515 or 147.68% from $112,750 for the same period in 2004. The increase in cost of goods sold was the result of the commencement of a wholesale unit sales model in the UK sales, with higher cost of sales in 2005, as opposed to our kit model employed in the Middle East and Mexico in 2004.

      For the period ended December 31, 2005, the gross profit of $132,378 for sales in foreign countries reflected a decease of $328,490 or 71.27%, from $460,868 for the same period in 2004. The decrease in gross profit was consistent with the implementation of a new business in the UK and falling sales in the Middle East, with no revenue generated in Mexico for this period, both owing to the sale of our processors in these respective territories.

Consolidated Operating Expenses
-------------------------------

      We incurred selling expenses of $8,380,668 for the period ended December 31, 2005, of which we incurred $8,029,601 in our United States operations. Our selling expense for this period increased by $6,576,051, a 364.4% increase compared to selling expense of $1,804,617 for the same period in 2004. The increase in selling expenses in the current period was due to increased freight and promotional charges associated with our expanded product line and distribution.

      Our general and administrative expenses for the period ended December 31, 2005 were $5,030,002, of which we incurred $4,808,077 in our United States business operations. Our general and administrative expenses for this period increased by $2,390,917, a 90.6% increase compared to $2,639,085 for the same period in 2004. The increase in general and administrative expenses for the current period in 2005 is the result of the recording of additional payroll, increased lease costs, office overhead costs and travel necessary to support the 316.35% increase in revenues from our US business.

      As a percentage of total revenue, our general and administrative expenses decreased from 78.9% in the period ended December 31, 2004, to 42.1% for the current period in 2005. We anticipate a continued effort to reduce these expenses as a percentage of sales through revenue growth, cost cutting efforts and the refinement of business operations.

      We recorded a $3,000,000 one time, non-recurring finder's fee payable to a third party in connection with the execution of the Master
Distribution Agreement with Coca-Cola Enterprises, Inc. in the year ended December 31, 2005.

Interest Expense
----------------

      We incurred interest expense for the period ended December 31, 2005 of $336,651. Our interest expense increased by $96,024, a 39.91% increase compared to $240,627 for the same period in 2004. The increase was due to utilizing additional debt to finance our operations during this period of rapid growth.

Loss Per Share
--------------

      We accrued dividends payable of $336,303 to various series of preferred stock during the period ended December 31, 2005. Our accrued dividends decreased for this period by $52,329, or 13.46%, from $388,632 for the same period in 2004. The net loss before accrued dividends increased by $10,706,704, from $3,799,926 for the period ended December 31, 2004 to $14,506,630 for the current period. The increased net loss was offset by the decrease in accrued dividends and by the increase in the weighted average number of common shares outstanding, resulting in our current period loss per share of $0.11, as compared to $0.10 loss per share as reported for 2004.

Liquidity and Capital Resources

Operations
----------

      As of December 31, 2005, we reported that net cash used in operating activities was $9,775,141, net cash provided by financing activities was $18,209,600 and net cash used in investing activities was $3,569,602. We had a negative working capital of $86,884 as of December 31, 2005.

      Compared to $3,873,926 of net cash used in operating activities in the period ended December 31, 2004, our current year net cash used in operating activities increased by $5,901,215 to $9,775,141. This increase was the result of our utilization of cash rather than equity to pay service providers in this current period and changes in accounts receivable, prepaid expenses, accounts payable and accrued expenses, and how we accounted for our previously deferred product development cost. Included in the net loss in this current period were depreciation and amortization and stock compensation for a finder's fee aggregating $1,601,626, compared to $974,847 for the same period in 2004.

      Changes in accounts receivable in this current period in 2005 resulted in a cash decrease of $3,356,477, compared to a cash decrease in receivables of $26,047 for the same period in 2004, having a net result of a decrease of $3,330,430. The changes in accounts payable and accrued liabilities in the period ended December 31, 2004 contributed to a cash decrease of $593,475, whereas the changes in accounts payable and accrued liabilities for the current period in 2005 amounted to an increase of $7,034,345. We have adopted and will keep implementing cost-cutting measures to lower our costs and expenses and to pay our company's accounts payable and accrued liabilities by using cash and equity instruments. Our cash flow generated through operating activities was inadequate to cover all of our cash disbursement needs in the period ended December 31, 2005, and we had to rely on equity and debt financing to cover expenses.

      Cash used in 2005 in investing activities was $3,569,602 for manufacturing, licenses and trademark costs, as well as software, computer equipment and leasehold improvements in the U.S., compared to $287,200 for the same period in 2004. The increase during this period compared to the same period for 2004 was due to the one time payment of $2,700,000 for a guaranteed capacity manufacturing agreement for our products with Jasper Products.

      Net cash provided by financing activities for the period ended December 31, 2005 was $18,209,600. Net cash provided by financing activities for the same period in 2004 was $4,216,844, for a net increase of $13,992,756. The increase was due primarily to a private placement of our common stock in November 2005. The net proceeds of this transaction, after the payment of transaction expenses, were approximately $18.6 million. Approximately $5.9 million of the net proceeds was used by us to redeem warrants for the purchase of approximately 30.3 million shares of our common stock, issued by us in connection with prior financing transactions. In addition, we will have used the net proceeds from the financing for increased production capacity, the launch of marketing campaigns, paying the finder's fee relating to the Coca-Cola Enterprises Master Distribution Agreement and general working capital purposes.

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

      We estimate that our need for financing to meet cash requirements for operations will continue through the second quarter of 2006, when we expect that cash supplied by operating activities will approach the anticipated cash requirements for operating expenses. We anticipate the need for additional financing in 2006 to reduce our liabilities, assist in marketing and to improve shareholders' equity status. No assurances can be given that we will be able to obtain additional financing, or that operating cash flows will be sufficient to fund our operations.

      We currently have monthly working capital needs of approximately $350,000. We will continue to incur significant selling and other expenses in 2006 in order to derive more revenue in retail markets, through the introduction and ongoing support of our new products and the implementation of the Master Distribution Agreement with Coca-Cola Enterprises. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as we expand our sales markets and increase our sales within established markets. Freight charges will be reduced as we are able to ship more full truckloads of product given the reduced per unit cost associated with full truckloads versus less than full truckloads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. We believe that along with the increase in our unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate cash needs. In addition, we are actively seeking additional financing to support our operational needs and to develop an expanded promotional program for our products.

Material Events
---------------

      In January 2005, we launched our Slammers(R) Starburst line of Fruit & Cream Smoothies utilizing a "shelf stable" re-sealable plastic bottle for milk products that does not require refrigeration. Until that launch, all single served flavored milk in plastic bottles required refrigeration for storage, distribution, and shelf placement. The tactical advantage of distributing milk products ambient enables us to side-step a major entry barrier in our immediate consumption strategy. Refrigerated milk is relegated to dairy direct-store-delivery systems that are controlled by either regional dairy processors or larger national dairy holding companies. Shelf stable re-sealable plastic bottle allows us to use a more traditional distribution network that accommodates the non-refrigerated beverages. Also, milk products packaged in shelf stable re-sealable plastic bottles have significantly longer shelf life for storage, allowing us to ship in full truckloads resulting in decreased freight costs. We currently are converting all of our products to "shelf stable" re-sealable plastic bottles.

      On August 31, 2005, we entered into a Master Distribution Agreement with Coca-Cola Enterprises, Inc., which included the attendant grant of three year warrants by the CCE for the right to purchase 30 million shares of the Company's common stock at an exercise price of $0.36 per share. The ten year exclusive Master Distribution Agreement will expand significantly the distribution and sales of our products. The Company will recognize an $11,900,000 net charge in deferred distribution costs for the warrant issuance to Coca-Cola Enterprises over the 10-year term of the Master Distribution Agreement.

      On November 28, 2005, we closed a funding transaction with 13 accredited institutional investors, for the issuance and sale of 40,500,000 shares of our common stock for a purchase price of $20,250,000. In addition, we also issued five-year warrants for the purchase of an additional 15,187,500 shares of common stock at an exercise price of $0.80 per share. The securities are restricted and have been issued pursuant to an exemption to the registration requirements of Section 5 of the Securities Act of 1933 for "transactions of the issuer not involving any public offering" provided in Section 4(2) of the Act and pursuant to a Regulation D offering. In connection with this financing, we issued common stock purchase warrants to purchase 1,012,500 shares of common stock at an exercise price of $.50 per share and 304,688 shares of common stock at an exercise price of $.80 per share to SG Cowen & Co., LLC, who acted as placement agent for this financing.

External Sources of Liquidity
-----------------------------

      Individual Loans
      ----------------

      On May 6, 2004, we issued a secured promissory note to Mid- Am
Capital LLC in the principal amount of $750,000. The note provides for 8% interest. The note's original maturity date of September 4, 2004 has been extended. We issued warrants to purchase 3,000,000 shares of our common stock to Mid-Am in connection with this promissory note. The warrants have an exercise price of $0.25 per share. We used the proceeds of this promissory note to pay the promissory note issued to Jasper Products in January 2004.

      Private Financing
      -----------------

      We entered into the following financing transactions in 2005:

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

      The note has an October 31, 2005 maturity and is payable in five equal monthly installments, commencing June 1, 2005. The installment payments consist of principal and equal to 1/5th of the initial principal amount plus accrued interest. Installments can be paid in cash or common stock valued at the average closing price of the Company's common stock during the five trading days immediately preceding the relevant installment due date. The Company has repriced Class B Warrants issued on June 30, 2004 form $2.00 per share to $0.125 per share and issued common stock in the aggregate amount of 93,750 shares for finder's fees to a third-party to facilitate this transaction.

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

November 2005
-------------

      On November 28, 2005, the Company closed a funding transaction with thirteen accredited institutional investors, for the issuance and sale of 40,500,000 shares of the Company's common stock to the Subscribers for $20,250,000. The Company also issued five year warrants for the purchase of an additional 15,187,500 shares of common stock at an exercise price of $0.80 per share. The securities are restricted and have been issued pursuant to an exemption to the registration requirements of Section 5 of the Securities Act of 1933 for "transactions of the issuer not involving any public offering" provided in Section 4(2) of the Act and pursuant to a Regulation D offering. The securities carry registration rights that obligate the Company to file a registration statement within 45 days and have the registration statement declared effective within 120 days from closing.

EFFECTS OF INFLATION

      We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 7. - FINANCIAL STATEMENTS

The financial statements for the years ended December 31, 2005 and 2004 are contained on Pages F-1 to F-43 which follow.

                      BRAVO! FOODS INTERNATIONAL CORP.




                      CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

                      BRAVO! FOODS INTERNATIONAL CORP.


                        INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm     F-3


Consolidated Financial Statements
  Balance Sheets                                            F-4  to F-5

  Statements of Operations and Comprehensive Loss           F-6

  Statements of Capital Surplus (Deficit)                   F-7

  Statements of Cash Flows                                  F-8

  Notes to Consolidated Financial Statements                F-9 to F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Bravo! Foods International Corp.
North Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Bravo! Foods International Corp. as of December 31, 2005 and 2004 and the related statements of operations and comprehensive loss, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo! Foods International Corp. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $14,506,630 for the year ended December 31, 2005 and as of that date had a working capital deficiency of $86,884. The Company is also delinquent in payment of certain debts. These conditions raise substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management's actions in regard to these matters are more fully described in
Note 1.

                                       /s/ Lazar Levine & Felix LLP

New York, New York
February 9, 2006

                      BRAVO! FOODS INTERNATIONAL CORP.

                         CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                            -----------------------------
                                                                                2005             2004
                                                                            ------------     ------------

Assets

Current assets:

  Cash and cash equivalents                                                 $  4,947,986     $    113,888
  Accounts receivable, net of allowance for doubtful accounts of
   $350,000 and $90,396 for 2005 and 2004, respectively                        3,148,841           51,968
  Inventories                                                                    391,145           11,656
  Prepaid expenses                                                               978,299          551,510

      Total current assets                                                     9,466,271          729,022
Furniture and equipment, net                                                     288,058          111,206
License rights, net                                                              241,898           67,301
Trademarks, net                                                                   70,015           10,249
Deferred product development costs                                                     -          162,169
Deferred distribution costs - net                                             11,503,333                -
Manufacturing agreement - net                                                  2,700,000                -
Deposits                                                                          15,231           13,900
                                                                            ------------     ------------

Total assets                                                                $ 24,284,806     $  1,093,847
                                                                            ============     ============

Liabilities and Capital Surplus (Deficit)

Current liabilities:
  Note payable to International Paper                                       $    187,743     $    187,743
  Notes payable to Alpha Capital                                                       -          217,954
  Notes payable to Mid-Am Capital LLC                                            112,480          111,262
  Notes payable to Libra Finance                                                  43,750           40,106
  Notes payable to Longview                                                          212           54,086
  Notes payable to Stonestreet                                                         -           47,014
  Notes payable to Whalehaven                                                          -           17,082
  Notes payable to Osher                                                           6,462           13,649
  Notes payable to Gem Funding                                                         -            8,231
  License fee payable to Warner Brothers                                               -          147,115
  Note payable to Gamma                                                                -           59,678
  Note payable to Momona                                                               -           25,885
  Note payable to Ellis                                                                -           25,885
  Accounts payable                                                             5,962,623        1,763,339
  Accrued liabilities                                                          3,239,885          375,962
                                                                            ------------     ------------

      Total current liabilities                                                9,553,155        3,094,991

Dividends payable                                                              1,240,682          928,379
Other notes payable                                                                    -          100,171
                                                                            ------------     ------------

Total liabilities                                                             10,793,837        4,123,541
                                                                            ------------     ------------

Commitments and contingencies




                      BRAVO! FOODS INTERNATIONAL CORP.

                         CONSOLIDATED BALANCE SHEETS

Capital Surplus (Deficit): (See Note 6)

Series B convertible, 9% cumulative, preferred stock, stated value $1.00 per share, 107,440 shares issued and outstanding; redeemable at our
 option for $107,440, plus dividends                                             107,440          107,440
Series F convertible preferred stock, stated value $10.00
 per share, 55,515 shares issued and outstanding for 2004                              -          512,740
Series H convertible, 7% cumulative preferred stock, stated value $10.00 per share, 64,500 and165,500 shares issued and outstanding;
 redeemable at our option for 135% of stated value plus dividends                349,037          895,591
Series I convertible, 8% cumulative preferred stock, stated value $10.00
 per share, 30,000 shares issued and outstanding for 2004                              -           72,192
Series J convertible, 8% cumulative preferred stock, stated value $10.00 per share, 200,000 shares issued and outstanding; redeemable at
 our option for 135% of stated value plus dividends                            1,854,279        1,854,279
Series K convertible, 8% cumulative preferred stock, stated value $10.00 per share, 95,000 shares issued and outstanding redeemable at our
 option for 120% of stated value plus dividends                                  950,000          950,000
Common stock, par value $0.001 per share, 300,000,000 shares authorized,
 184,253,753 and 57,793, 501 shares issued and outstanding                       184,254           57,791
Additional paid-in capital                                                    59,142,613       26,257,302
Common stock subscription receivable                                             (10,000)               -
Deferred compensation expense                                                   (475,933)               -
Accumulated deficit                                                          (48,579,962)     (33,737,029)
Translation adjustment                                                           (30,759)               -
                                                                            ------------     ------------

Total capital surplus (deficit)                                               13,490,969       (3,029,694)
                                                                            ------------     ------------

Total liabilities and capital surplus (deficit)                             $ 24,284,806     $  1,093,847
                                                                            ============     ============

                           See accompanying notes

                      BRAVO! FOODS INTERNATIONAL CORP.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE LOSS


                                                                     Years ended December 31,
                                                                   ----------------------------
                                                                       2005             2004
                                                                   ------------     -----------

Revenue - unit sales                                               $ 11,890,703     $ 2,726,702
Revenue - gross kit sales                                                58,218         617,997
                                                                   ------------     -----------
Total revenue                                                        11,948,921       3,344,699
Cost of sales                                                        (8,938,692)     (2,374,805)
                                                                   ------------     -----------
Gross margin                                                          3,010,229         969,894
                                                                   ------------     -----------
Selling expense                                                       8,380,668       1,804,617
Product development                                                     798,510          85,671
General and administrative expense                                    5,030,002       2,639,085
                                                                   ------------     -----------
Non-recurring finders' fees                                           3,000,000               -
                                                                   ------------     -----------
                                                                     17,209,389       4,529,373
                                                                   ------------     -----------
Loss from operations                                                (14,198,951)     (3,559,479)
Other income (expense):
  Interest income                                                        28,972             180
  Interest expense                                                      (33,665)       (240,207)
Loss before income taxes                                            (14,506,630)     (3,799,926)
                                                                   ------------     -----------
Provision for income taxes                                                    -               -
Net loss                                                            (14,506,630)     (3,799,926)
                                                                   ------------     -----------

Dividends accrued for Series B preferred stock                           (9,669)         (9,696)
Dividends accrued for Series G preferred stock                                -         (15,633)
Dividends accrued for Series H preferred stock                          (79,237)       (116,168)
Dividends accrued for Series I preferred stock                          (11,397)        (24,066)
Dividends accrued for Series J preferred stock                         (160,000)       (160,438)
Dividends accrued for Series K preferred stock                          (76,000)        (62,631)
                                                                   ------------     -----------
                                                                       (336,303)       (388,632)
                                                                   ------------     -----------
Net loss applicable to common shareholders                         $(14,842,933)    $(4,188,558)
                                                                   ------------     -----------

Weighted average number of common shares outstanding                135,032,836      40,229,738
                                                                   ------------     -----------

Basic and diluted loss per share                                   $      (0.11)    $     (0.10)
                                                                   ------------     -----------

Comprehensive loss and its components consist of the following:
  Net loss                                                         $(14,506,630)    $(3,799,926)
  Foreign currency translation adjustment                               (30,759)           (689)
                                                                   ------------     -----------

Comprehensive loss                                                 $(14,537,389)    $(3,800,615)
                                                                   ============     ===========

See accompanying notes

                      BRAVO! FOODS INTERNATIONAL CORP.
                   STATEMENTS OF CAPITAL (DEFICIT) SURPLUS
               FOR THE YEARS ENDED DECEMBER 31, 2004 and 2005



                                   Preferred Stock             Common Stock
                               -----------------------    -----------------------
                               Shares         Amount        Shares       Amount
                               --------    -----------    ----------     --------

Balance, January 1, 2004        692,265    $ 4,655,550     28,047,542    $ 28,045
Issuance of common stock
 for services                         -              -      9,332,300       9,332
Conversion preferred stock     (133,810)    (1,213,308)    15,897,701      15,898
Conversion notes payable              -              -      4,265,958       4,266
Issuance of Series K
 preferred stock                 95,000        950,000              -           -
Private Placement financing           -              -        250,000         250
Issuance of warrants for
 convertible notes                    -              -              -           -
Beneficial conversion
 feature convert notes                -              -              -           -
SEC registration costs
 for financing                        -              -              -           -
Conversion price changes
 for warrants                         -              -              -           -
Beneficial conversion
 price changes warrants               -              -              -           -
Stock option expense
 for consultants                      -              -              -           -
Accrued Dividends - Series B          -              -              -           -
Accrued Dividends - Series G          -              -              -           -
Accrued Dividends - Series H          -              -              -           -
Accrued Dividends - Series I          -              -              -           -
Accrued Dividends - Series J          -              -              -           -
Accrued Dividends - Series K          -              -              -           -
Net loss for 2004                     -              -              -           -
Translation adjustment                -              -              -           -
Balance, December 31, 2004      653,455      4,392,242     57,793,501      57,791
                               --------    -----------    -----------    --------
Conversion preferred stock     (186,515)    (1,131,486)     9,245,352       9,247
Conversion notes payable              -              -     41,248,858      41,249
Conversion warrants                   -              -     32,474,792      32,475
Private placement
 financing                            -              -     40,950,000      40,950
Common stock subscribed
 but not paid
Issuance of warrants
 for convertible notes                -              -              -           -
Due diligence and
 finders' fees                        -              -        753,750         754
Consultant fees                       -              -      1,527,500       1,528
Financing costs                       -              -        260,000         260
SEC registration costs
 for financing                        -              -              -           -
CCE Distribution
 Agreement warrants                   -              -              -           -
Stock option expense                  -              -              -           -
Redeem warrants                       -              -              -           -
Accrued Dividends - Series B          -              -              -           -
Accrued Dividends - Series H          -              -              -           -
Accrued Dividends - Series I          -              -              -           -
Accrued Dividends - Series J          -              -              -           -
Accrued Dividends - Series K          -              -              -           -
Net loss for 2005                     -              -              -           -
Deferred compensation
 expense
Translation adjustment                -              -              -           -
                               --------    -----------    -----------    --------

Balance, December 31, 2005      466,940    $ 3,260,756    184,253,753    $184,254
                               ========    ===========    ===========    ========


                                                                             Common        Accumulated
                              Additional                     Deferred        Stock             Other
                                Paid In       Accumulated      Comp       Subscription     Comprehensive
                                Capital         Deficit       Expense       Receivable          Loss           Total
                              -----------    ------------    ---------    -------------    -------------    -----------

Balance, January 1, 2004      $21,144,896    $(29,548,471)           -                       $    689       $(3,719,291)
Issuance of common stock
 for services                     666,300               -                                           -           675,632
Conversion preferred stock      1,240,485               -                                           -            43,075
Conversion notes payable          132,917               -                                           -           137,183
Issuance of Series K
 preferred stock                        -               -                                           -           950,000
Private Placement financing        29,750               -                                           -            30,000
Issuance of warrants for
 convertible notes              2,778,557               -                                           -         2,778,557
Beneficial conversion
 feature convert notes            141,277               -                                           -           141,277
SEC registration costs
 for financing                    (40,656)              -                                           -           (40,656)
Conversion price changes
 for warrants                     105,911               -                                           -           105,911
Beneficial conversion
 price changes warrants               373               -                                           -               373
Stock option expense
 for consultants                   57,492               -                                           -            57,492
Accrued Dividends - Series B            -          (9,696)                                          -            (9,696)
Accrued Dividends - Series G            -         (15,633)                                          -           (15,633)
Accrued Dividends - Series H            -        (116,168)                                          -          (116,168)
Accrued Dividends - Series I            -         (24,066)                                          -           (24,066)
Accrued Dividends - Series J            -        (160,438)                                          -          (160,438)
Accrued Dividends - Series K            -         (62,631)                                          -           (62,631)
Net loss for 2004                       -      (3,799,926)                                          -        (3,799,926)
Translation adjustment                  -               -                                        (689)             (689)
Balance, December 31, 2004     26,257,302     (33,737,029)                                          -        (3,029,694)
                              -----------    ------------    ---------      -------          --------       -----------
Conversion preferred stock      1,146,238               -                                           -            23,999
Conversion notes payable        1,382,922               -                                           -         1,424,171
Conversion warrants             3,176,033               -                                           -         3,208,508
Private placement
 financing                     20,659,050               -                                           -        20,700,000
Common stock subscribed
 but not paid                                                                                                   (10,000)
Issuance of warrants
 for convertible notes          1,602,183               -                                           -         1,602,183
Due diligence and
 finders' fees                    117,746               -                                           -           118,500
Consultant fees                    28,422               -                                           -            29,950
Financing costs                (1,793,321)              -                                           -        (1,793,061)
SEC registration costs
 for financing                   (147,860)              -                                           -          (147,860)
CCE Distribution
 Agreement warrants            11,900,000               -                                           -        11,900,000
Stock option expense              713,898               -                                           -           713,898
Redeem warrants                (5,900,000)              -                                           -        (5,900,000)
Accrued Dividends - Series B            -          (9,669)                                          -            (9,669)
Accrued Dividends - Series H            -         (79,237)                                          -           (79,237)
Accrued Dividends - Series I            -         (11,397)                                          -           (11,397)
Accrued Dividends - Series J            -        (160,000)                                          -          (160,000)
Accrued Dividends - Series K            -         (76,000)                                          -           (76,000)
Net loss for 2005                       -     (14,506,630)                                          -       (14,506,630)
Deferred compensation
 expense                                                      (475,933)                                        (475,933)
Translation adjustment                  -               -                                     (30,759)          (30,759)
                              -----------    ------------    ---------      -------          --------       -----------

Balance, December 31, 2005    $59,142,613    $(48,579,962)   $(475,933)     (10,000)         $(30,759)      $13,490.969
                              ===========    ============    =========      =======          ========       ===========

                           See accompanying notes

                      BRAVO! FOODS INTERNATIONAL CORP.
                          STATEMENTS OF CASH FLOWS


                                                                       Years ended December 31,
                                                                     ----------------------------
                                                                         2005             2004
                                                                     ------------     -----------

Cash flows from operating activities:
  Net loss                                                           $(14,506,630)    $(3,799,926)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                       1,255,188         374,215
    Stock issuance for compensation, financing finders'
     and due diligence fees                                               346,438         600,632
    Options issued for compensation                                             -          57,492
    Allowance for doubtful accounts                                       259,604               -
    Loss on disposal of fixed assets                                            -           6,216
    Increase (decrease) from changes in:
      Accounts receivable                                              (3,356,477)        (26,047)
      Allowance for doubtful accounts                                     259,604
      Other receivable                                                          -           6,331
      Inventories                                                        (379,489)         43,339
      Prepaid expenses and other assets                                  (428,120)       (353,057)
      Accounts payable and accrued expenses                             7,034,345        (593,475)
      Deferred product and development costs                                    -        (189,646)
                                                                     ------------     -----------
Net cash used in operating activities                                  (9,775,141)     (3,873,926)
                                                                     ------------     -----------

Cash flows from investing activities:
  Licenses and trademark costs                                         (3,349,458)       (208,248)
  Purchase of equipment                                                  (220,144)        (78,952)
                                                                     ------------     -----------
Net cash used in investing activities                                  (3,569,602)       (287,200)

Cash flows from financing activities:
  Proceeds of Series K preferred stock                                          -         950,000
  Proceeds from conversion of warrants                                  3,208,509               -
  Convertible notes payable                                             2,850,000       3,427,500
  Private placement financing                                          20,690,000          30,000
  Redeem warrants                                                      (5,900,000)              -
  Payment of note payable, bank loan and license fee payable             (500,000)       (150,000)
  Registration costs of financing                                      (2,138,909)        (40,656)
                                                                     ------------     -----------
Net cash provided by financing activities                              18,209,600       4,216,844
                                                                     ------------     -----------

Effect of changes in exchange rate on cash                                (30,759)           (689)
Net (decrease) / increase in cash and cash equivalents                  4,834,098          55,029
Cash and cash equivalents, beginning of period                            113,888          58,859
Cash and cash equivalents, end of period                                4,947,986     $   113,888
                                                                     ============     ===========

Cash paid during year for interest                                         10,741          51,301

Non-cash investing and financing activities:
  Stock granted in exchange of debt, payables and services           $    346,438     $   600,632
  Preferred stock and accrued dividends converted to common stock    $     24,000     $         -
  Beneficial conversion feature                                      $          -     $   141,650

                           See accompanying notes

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Businesses and Going Concern Uncertainty

      Bravo! Foods International Corp., formerly known as China Premium Food Corporation, was incorporated under the laws of the State of Delaware on April 26, 1996. We are engaged in the sale of branded flavored milk products and flavor ingredients in the United States, the United Kingdom, Mexico and the Middle East.

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

      We develop, brand, market, distribute and sell nutritious, flavored milk products throughout the 50 United States, Great Britain and various Middle Eastern countries. Our products are available in the United States and internationally through production agreements with regional aseptic milk processors and are currently sold under the brand names Slammers(R) and Bravo!(TM).

      In addition to our own Slim Slammers(R), Pro-Slammers(TM) and Breakfast Blenders(TM) brands, many of our Slammers(R) line of extended shelf-life, single-serve milk drinks are co-branded through license agreements with Masterfoods(TM), a division of Mars Incorporated, Marvel Entertainment and MD Enterprises (Moon Pie(R)).

Going Concern Uncertainty

      As shown in the accompanying consolidated financial statements, we have suffered operating losses and negative cash flow from operations since inception and have an accumulated deficit of $48,579,962, negative working capital of $86,884 and are delinquent on certain of our debts at December 31, 2005. Primarily as a result of a private placement of our common stock in November 2005, whereby we realized gross proceeds of$20,250,000, we have a capital surplus of $13,490,969 as of December 31, 2005. Further, our auditors stated in their report on our Consolidated Financial Statements for the year ended December 31, 2005, that these conditions raise substantial doubt about our ability to continue as a going concern. Management plans to increase gross profit margins in our U.S. business and obtain additional financing and is continuing to reposition our products with the launch of new product lines in 2006. While there is no assurance that funding will be available or that the Company will be able to improve its profit margins, management is continuing to actively seek additional capacity to facilitate increased market penetration and the expansion of distribution. No assurances can be given that the Company will be successful in carrying out its plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allowance for doubtful accounts receivable and the deferred income tax asset valuation allowance. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

      The carrying amount of cash, receivables, accrued liabilities and notes payable are reasonable estimates of their fair value because of the short maturity of these items.

Principles of Consolidation

      The consolidated financial statements include the accounts of Bravo! Foods International Corp. (the "Company"), and its wholly-owned subsidiary Bravo! Brands (UK) Ltd. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

      We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

      Our financial instruments that are exposed to concentrations of credit risk primarily consist of cash and accounts receivable.

      During the normal course of business, we extend unsecured credit to our customers who are located in various geographical areas. Typically credit terms require payments to be made by the thirtieth day following the sale. We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk. As of December 31, 2005, the allowance of doubtful accounts aggregated $350,000. We maintain cash accounts with high credit quality financial institutions. The FDIC insures total cash balances up to $100,000 per bank.

Inventory

      Inventory, which consists primarily of finished goods, is stated at the lower of cost on the first in, first-out method or market.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

      During the fiscal year ended December 31, 2005, we had two business models that affected revenue recognition: one for the United States and another for our Middle East business. We follow the final consensus reached by the EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Pursuant to EITF 99-19, we record as revenue only our sales of ingredients and production rights for our products to third party processors, who are responsible for the sale of our finished products to customers. Since, under this model we are not the principal in the sale of the finished products to customers, we do not record these sales as revenue. Sales of finished product by us to our distributors or wholesale customers, however, are recorded as revenue, since we are the principal in such transactions.

Slotting Fees

      From time to time, we enter into arrangements with new customers whereby, in exchange for cash payments to our customers, we obtain rights to place our products on customers' shelves for resale at retail. We also engage in promotional discount programs in order to enhance sales in specific channels. We believe our participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances reduce our reported revenue in accordance with the guidelines set forth in EITF 01-9 and SEC Staff Accounting Bulletin No. 101

      We record our obligation under each arrangement at inception and amortize the total required payments using the straight-line method over a term of one year, which is normally the minimum time that we are allowed to sell our products in given retail outlets. The Company records the balance of the amortized slotting fee not used in the current period as prepaid expenses. As the Company applies the amortized slotting fee as contra revenue for a current period, it reduces the reported gross revenue by an amount equal to the reduction in prepaid expenses.

Shipping and Handling Costs

      Shipping and handling costs incurred by us are included in selling expenses and aggregated $2,515,062 and $656,614 for 2005 and 2004, respectively.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotion Costs

      Advertising and promotion costs, which are included in selling expenses, are expensed as incurred and aggregated $2,487,911 and $656,614 for 2005 and 2004, respectively.

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

Classification of Financial Instruments with a Convertible Feature

      In determining whether the conversion feature of our financial instruments would be classified in stockholder's equity, we examine the guidance of Paragraph 4 of EITF 00-19, which provides two avenues of analysis. First, if the characteristics of the financial instrument constitute a "conventional" convertible instrument, the instrument qualifies for the scope exception of paragraphs 11(a) and 12 (c) of Statement 133, the conversion feature is not considered a derivative for the purposes of Statement 133. In order to determine whether the instrument is "conventional", we analyze whether it would constitute stockholders' equity as a freestanding derivative. Second, absent the "conventional" instrument classification and the resultant scope exception, we analyze whether the instrument meets the equity condition requirements of paragraphs 12 - 32 of EITF 00-19. Issue 00-19's classification provisions are based on an issuer's control over the form of ultimate settlement of an instrument. An issuer is deemed to control the form of settlement if it has both the contractual right to settle in equity shares and the ability to deliver equity shares. When an issuer controls the form of settlement, an instrument is generally classified as equity. If an issuer does not control the form of settlement, net-cash settlement is assumed and an instrument is classified as an asset or liability (paragraphs 12, 13 EITF 00-19).

      We examine the general pronouncements contained in paragraphs 12 and 13 EITF 00-19 prohibiting equity classification where net cash settlement or a cash payment for physical settlement could occur, in light of the eight conditions discussed in paragraphs 14 - 32 of EITF 00-19. If these conditions are satisfied, then equity classification is appropriate. The eight conditions are:

      * The instrument permits the issuer to settle in unregistered shares (paragraphs 14 - 18)
      * The issuer has sufficient authorized shares available to settle in its shares (paragraph 19)
      * The instrument contains an explicit limit on the number of shares to be delivered in a share settlement (paragraphs 20 - 24)
      * There are no cash payments to the counterparty in the event that the issuer fails to make timely filings with the SEC
         (paragraph 25)
      * There are no cash settled "top-off" or "make whole" provisions (paragraph 26)
      * The contract requires net-cash settlement only where in the circumstances the holders of shares underlying also would receive cash in exchange for shares (paragraph 27 - 28)
      * There are no provisions giving the counterparty greater rights than those of a shareholder of the stock underlying the instrument (paragraph 29 - 31)
      *  There is no requirement to post collateral for any reason
         (paragraph 32)

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Our analysis of these considerations requires us to exercise our judgment within the stated guidelines in making our determination as to whether a particular financial instrument is appropriately classified as equity or a liability or asset.

Earnings (Loss) Per Share

      Basic earnings (loss) per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

      For the years ended December 31, 2005 and 2004, potential common shares arising from our stock options, stock warrants, convertible debt and convertible preferred stock of 105,070,096 and 65,089,658, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

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


                                                                Year ending December 31,
                                                              ----------------------------
                                                                  2005             2004
                                                              ------------     -----------

Net loss applicable to common shareholders: as reported       $(14,842,933)    $(4,188,558)
Less pro forma stock based employee compensation expense
 determined under fair value method for all awards                       -               -
                                                              ------------     -----------
Pro forma net loss                                            $(14,842,933)    $(4,188,558)
                                                              ============     ===========

Loss per share:
                                          As reported         $      (0.11)    $     (0.10)
                                          Pro forma           $      (0.11)    $     (0.10)

      The assumptions used in the Black Scholes option pricing model in 2005 and 2004 are as follows:


                                                December 31,
                                   -------------------------------------
                                         2005                 2004
                                   ----------------     ----------------

Discount rate - bond yield rate         3.43 - 4.52%         2.33 - 3.25%
Volatility                                122 - 133%           110 - 120%
Expected life                      1.5 - 3.75 years    0.75 - 3.75 years
Expected dividend yield                                                -

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

      Certain prior years' information has been reclassified to conform to the current year's reporting presentation.

Recent Accounting Pronouncements Affecting the Company

      In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company believes this pronouncement, which is effective for periods beginning after December 15, 2005, will not have a material effect on their financial position and results of operations.

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007.

      In April 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement
No. 143." FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company believes that the adoption of FIN 47 will have no material impact on its financial statements.

Note 2 - Fixed Assets

      Fixed assets are comprised of the following:


                                                      2005          2004
                                                   -----------------------

Furniture and fixtures                             $ 189,068     $ 150,871
Automobiles                                           29,295             -
Office equipment                                     209,085       151,577
Leasehold improvements                                23,714        23,714




                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased software                                     3,223         3,223
                                                   -----------------------
                                                     454,385       329,385

Less: accumulated depreciation and amortization     (166,327)     (218,179)
                                                   -----------------------
                                                   $ 288,058     $ 111,206
                                                   =======================

      Depreciation and amortization expense of fixed assets aggregated $43,292 and $30,153 for 2005 and 2004, respectively.

Note 3 - Licensing Agreements

Marvel Enterprises, Inc. (Super Heroes(R) and Marvel Heroes(R))

      On February 4, 2005, we entered into a two-year license agreement for the utilization of Marvel Heroes characters on our flavored milks in the United Kingdom and Ireland. We agreed to a royalty rate of 4% of net wholesale sales in the territory as the cost of the license. We have adopted the unit sales model currently used in the United States. We have outsourced the infrastructure required for the production, promotion, marketing, distribution and sale of our products through a production agreement with Waterfront Corporation in the UK and through an exclusive sales agency agreement with Drinks Brokers, Ltd. a UK registered company responsible for the launch and growth of several major beverage brands in the licensed territory.

      In March 2005, we entered into a new one-year license agreement with Marvel Enterprises, Inc. to use its Super Heroes(R) properties to promote our branded milk products in the United States, Canada and Mexico. Under the terms of the license agreement, we agreed to a royalty rate of 5% of net wholesale sales in the United States, 4% for school lunch channels and 2.5% for school hot lunch programs. We also agreed to a 11% royalty on the amount invoiced to dairy processors for "kits" in Canada and Mexico.

      On February 4, 2005, we entered into an eighteen month license agreement for the utilization of Marvel Heroes characters on our flavored milks in nine Middle East Countries. We agreed to a 11% royalty on the amount invoiced to third party dairy processors for "kits" in the territory against the prepayment of a guaranteed minimum royalty amount of $75,600.

Chattanooga Bakery, Inc.( Moon Pie(R) )

      In October 2003, we executed a two-year license agreement with MD Enterprises, Inc. on behalf of Chattanooga Bakery. Under the terms of the license agreement, we have the exclusive right to manufacture, distribute, market and sell Moon Pie(R) flavored milk products in the United States. We agreed to a variable royalty rate of 2% to 3% of net wholesale sales, depending upon volume, as the cost of the license. This license has been extended verbally for an additional two year period.

Masterfoods USA (Starburst(R), Milky Way(R), 3 Musketeers(R))

      On September 21, 2004, we entered into a licensing agreement with Masterfoods USA, a division of Mars, Incorporated, for the use of Masterfood's Milky Way(R), Starburst(R) and 3 Musketeers(R) trademarks in connection with the manufacture, marketing and sale of single serve flavored milk drinks in the United States, its Possessions and Territories and US Military installations worldwide. The license limits the relationship of the parties to separate independent entities. The initial term of the license agreement expires December 31, 2007. We have agreed to pay a 5% to 7% royalty based upon the total net sales value of the licensed products sold as the cost of the license. Ownership of the licensed marks and the specific milk flavors to be utilized with the marks remains

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with Masterfoods. We have a right of first refusal for other milk beverage products utilizing the Masterfoods marks within the licensed territory.

Diabetes Research Institute

      In June 2005, we extended our licensing agreement with Diabetes Research Institute to June 30, 2006. We agreed to a variable royalty rate of 0.25% of net sales as the cost of the license. We use this intellectual property, which consists of a logo plus design on the labels of our Slim Slammers(TM) product line.

Note 4 - Default of Note Payable to International Paper

      In 1999, we issued a promissory note to assume existing debt owed by our then Chinese joint venture subsidiary to a supplier, International Paper. The face value of that unsecured note was $282,637 at an interest rate of 10.5% per annum. The note originally required 23 monthly payments of $7,250 and a balloon payment of $159,862 due on July 15, 2000. During 2000, we negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which amount represents interest due through the extension date. The current balance due on this note is $187,743 at December 31, 2005, all of which is delinquent. Although International Paper has not pursued collection of the note, it is possible that they could do so in the future and, if they do, such collection effort may have a significant adverse impact on the liquidity of the Company. We have accrued interest of $67,649 as of December 31, 2005.

Note 5 - Notes Payable to Individual Lenders

      On May 9, 2004 we received the proceeds of a $750,000 loan from Mid-Am Capital, payable September 3, 2004, with an interest rate of 8%. This loan is secured by a general security interest in all of our assets. Mid-Am has agreed to extend the note on a demand basis. As of December 31, 2005 the balance of accrued and unpaid interest aggregated $99,288.

Convertible Notes with Remaining Principal
------------------------------------------

      November 2003
      -------------

      On November 21, 2003, we entered into a Subscription Agreement with Mid-Am Capital, LLC for the sale of a convertible note in the amount of $200,000. The convertible note is convertible into shares of our common stock at the lesser of $0.05 or 75% of the average of the three lowest closing bid prices for the thirty trading days prior to but not including the conversion date. During the 180 days following the issuance of the convertible note, the conversion price shall not be less that $.03 per share if no event of default exists. We have accrued interest of $33,666 on the Mid-Am note as of December 31, 2005.

      April 2004
      ----------

      On April 20, 2004, we issued a convertible promissory note for $25,000 to Libra Finance as a finder's fee in connection with a Subscription Agreement for the issuance of convertible 10% notes. The note is convertible into shares of our common stock at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The note is payable in twelve equal monthly installments, commencing November 1, 2004. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have the option to defer such payment until the note's maturity date on October 1, 2005, if our common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. We have accrued interest of $4,370 on the Libra note as of December 31, 2005.

      June 2004
      ---------

      On June 30, 2004, we entered into a Subscription Agreement with Mid-Am Capital L.L.C for the issuance of convertible 10% notes in the amount of $500,000. We also issued a convertible note to Libra Finance for $12,500 as a finder's fee. The note is convertible into shares of our common stock at $0.15 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The note is payable in twelve equal monthly installments, commencing January 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on December 1, 2005, if our common stock trades above $0.20 for the five trading days prior to the due date of an installment payment. We have accrued interest of $75,205 on the Mid-Am note and $1,881 on the Libra note as of December 31, 2005.

      October 2004
      ------------

      On October 29, 2004, we issued a convertible promissory note for $6,250 to Libra Finance as a finder's fee in connection with a Subscription Agreement for the issuance of convertible 10% notes. The note is convertible into shares of our common stock at $0.10 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The note is payable in twelve equal monthly installments, commencing May 1, 2005. The installment payments consist of principal and a "premium" of 20% of the principal paid per installment. We have the option to defer such payment until the note's maturity date on April 30, 2006, if our common stock trades above $0.15 for the five trading days prior to the due date of an installment payment and the underlying common stock is registered. We have accrued interest of $733 on the Libra note as of December 31, 2005.

      May 2005
      --------

      On May 23, 2005, we issued a convertible promissory note for $25,000 to Osher Capital Corp as a finder's fee in connection with a Subscription Agreement for the issuance of convertible prime plus 4% notes. The note is convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The note has a maturity date two years from closing and is payable in twelve equal monthly installments, commencing
June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment or common stock or a combination of both. We have accrued interest of $3,704 on the Osher note as of December 31, 2005.

Note 6 - Capital Surplus (Deficit)

Convertible Preferred Stock
---------------------------

Series B Convertible Preferred Stock - 1,260,000 authorized shares (all
-----------------------------------------------------------------------
issued shares remain outstanding)
---------------------------------

      Series B Convertible Preferred stock pays or accrues dividends at the rate of 9% per annum, payable only upon liquidation or redemption, as a percentage of the stated value, out of the assets and available funds. Voting rights of the Series B Convertible Preferred stock are the same as our common stock.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Series B Convertible Preferred stock is convertible anytime after December 31, 1997 to our common stock at the fixed ratio of one share of common stock for one share of Series B Convertible Preferred stock surrendered for conversion.

The conversion ratio will be adjusted upon:

      * a division of the common stock of the Corporation or a combination thereof
      * a reorganization or reclassification or distribution to the holders of common stock of stock, debt securities or other assets
      * a legal merger, consolidation, corporate combination, share exchange, or a sale or lease of substantially all of our assets resulting in the distribution to our common stock holders, stock, debt securities or other assets
      * the issuance or sale of common stock, options, warrants or other rights to purchase the common stock of the Corporation for less than the stated value

      Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series B Convertible Preferred stock shall be entitled to receive for each share of Series B Convertible Preferred stock an amount equal to the Stated Value plus all accrued dividends attributable to each such share.

      There are no registration rights associated with our Series B Convertible Preferred stock. The common stock underlying the Series B Convertible Preferred stock can be publicly traded pursuant to the provisions of Rule 144.

      We have the right to redeem any or all of the outstanding shares of Series B Convertible Preferred Stock at a redemption price equal to the stated value of the Series B Convertible Preferred Stock redeemed plus accumulated dividends.

Series F Convertible Preferred Stock - 200,000 authorized shares (all
---------------------------------------------------------------------
issued shares have been converted)
----------------------------------

      Series F Convertible Preferred stock does not provide for dividends payable with respect to the convertible preferred. Series F holders are entitled to receive dividends and distributions when declared by our Board of Directors on our common stock.

      Except as otherwise required by law, the Series F Convertible Preferred Stock shall have no voting rights.

      The holders of Series F Convertible Preferred stock shall be entitled to convert such stock into our common stock at any time allowed by law.
The number of shares of common stock issuable upon conversion of each share of Series F Preferred Stock shall equal the sum of the stated value per share and, at the holder's election, accrued and unpaid dividends on such shares, divided by the conversion price. At the option of the holder, the per share of common stock conversion price is $0.60 or 75% of the average of the three lowest closing bid prices during the twenty-two day period immediately preceding the notice of conversion.

      The holder is prohibited from converting into, and we are prohibited from issuing common stock pursuant to a notice of conversion that, when added to the holder's then current ownership of our common stock, exceeds 9.99% of our issued and outstanding common stock

The conversion price will be adjusted if we

      *  split or subdivide our common stock into a larger number of shares

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      *  combine our common stock into a smaller number of shares
      *  issue capital stock by reclassification of shares of common stock
      * merge with or into another corporation, except as the surviving entity without reclassification, conversion or change of our common stock

Holders of Series F Convertible Preferred stock are not entitled to a liquidation preference.

      The holders of Series F Convertible Preferred have registration rights for our common stock underlying the Series F Convertible Preferred stock. The common stock underlying the Series F Convertible Preferred stock can be publicly traded pursuant to the provisions of Rule 144k.

      The holders of Series F Convertible Preferred have the option of compelling redemption of the Series F Preferred Stock upon an Event of Default. The redemption price shall be equal to the stated value of the Series F Convertible Preferred held by the holder, multiplied by 135%.

      In March 2002, the holders of Series F Convertible Preferred waived their rights to compel redemption of the Series F Preferred stock with respect to all Events of Default not in the control of the Company

Series H Convertible Preferred Stock - 350,000 authorized shares (64,500
------------------------------------------------------------------------
issued shares remain outstanding)
---------------------------------

      Each share of Series H Convertible Preferred stock entitles the holder to receive or accrue dividends at the rate of 7% simple interest per annum, as a percentage of the stated value of the Series H Convertible Preferred stock. Dividends are payable in cash or common stock quarterly at our option. The payment of dividends shall be made first to the Series H Convertible preferred stockholders before dividends or other distributions are made on any common stock or certain preferred stock.

      Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series H Convertible Preferred stock shall be entitled to receive, prior to payments or distributions to junior stock, an amount equal to the Stated Value plus all accrued dividends attributable to each share of Series H Convertible Preferred stock.

      Except as otherwise required by law, the Series H Convertible Preferred stock shall have no voting rights.

      The holders of Series H Convertible Preferred stock are entitled to convert such stock into our common stock at any time subsequent to the expiation of thirty days from issue. The number of shares of common stock issuable upon conversion of each share of Series H Preferred stock shall equal the sum of the stated value per share and, at the holder's election, accrued and unpaid dividends on such shares, divided by the conversion price. The conversion price is $0.40 per share of common stock.

      The holder is prohibited from converting into, and we are prohibited from issuing common stock pursuant to a notice of conversion that, when added to the holder's then current ownership of our common stock, exceeds 9.99% of our issued and outstanding common stock

The conversion price will be adjusted if we

      * issue common stock to pay a stock dividend or otherwise make a distribution or distributions on shares of our junior securities
      *  subdivide our common stock into a larger number of shares
      *  combine our common stock into a smaller number of shares

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      *  issue capital stock by reclassification of shares of common stock
      * merge with or into another corporation, except as the surviving entity without reclassification, conversion or change of our common stock

      The holders of Series H Convertible Preferred have limited contingent registration rights for our common stock underlying the Series H
Convertible Preferred stock, dependent upon the registration of senior preferred stock. The Series H Convertible Preferred stock can be publicly traded pursuant to the provisions of Rule 144k.

      The holders of Series H Convertible Preferred do not have the option of compelling redemption of the Series H Preferred Stock upon an Event of Default. Upon an event of default, after the applicable period to cure the Event of Default, the dividend rate of 7% shall become 15% from and after the occurrence of such event.

      Commencing two years after the issuance of the Series H Preferred stock we have the option, on two days written notice, of redeeming the Series H Preferred stock which is the subject of a notice of conversion, by paying to the holder a sum of money equal 135% of the stated value of the aggregate of the Series H Preferred stock being redeemed plus the dollar amount of accrued dividends on the Series H Preferred stock being redeemed.

      Commencing five years after the issuance of the Series H Preferred stock, we have the option, on two days written notice, to compel the conversion of Series H Preferred Stock and dividends not previously converted into shares of common stock, at the designated Conversion Price, provided that: (i) the common stock to be delivered upon conversion will be immediately resalable, without restrictive legend and (ii) the closing bid price of the common stock for the twenty-two trading days preceding the mandatory conversion date is not less than 300% of the conversion price, and (iii) the reported daily trading volume of the common stock during each trading day during the conversion lookback period is not less than 100,000 common shares per day.

Series I Convertible Preferred Stock - 200,000 authorized shares (all
---------------------------------------------------------------------
issued shares have been converted)
----------------------------------

      Each share of Series I Convertible Preferred stock entitles the holder to receive or accrue dividends at the rate of 8% simple interest per annum, as a percentage of the stated value of the Series I Convertible Preferred stock. Dividends are payable in cash or common stock quarterly at our option. The payment of dividends shall be made first to the Series I Convertible preferred stockholders before dividends or other distributions are made on any common stock or preferred stock.

      Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series I Convertible Preferred stock shall be entitled to receive, prior to payments or distributions to junior stock, an amount equal to the Stated Value plus all accrued dividends attributable to each share of Series I Convertible Preferred stock.

      Except as otherwise required by law, the Series I Convertible Preferred stock shall have no voting rights. So long as any shares of Series I Convertible Preferred stock are outstanding, we shall not

      * alter or change adversely the powers, preferences or rights given to the Series I Convertible Preferred Stock
      *  alter or amend the certificate of designation
      *  amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any holders
      *  increase the authorized number of shares of Series I Convertible
         Preferred Stock

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      * enter into any agreement with respect to the foregoing, without the affirmative vote of the holders of a majority of the shares of the Series I Convertible Preferred Stock then outstanding

      The holders of Series I Convertible Preferred stock shall be entitled to convert such stock into our common stock at any time allowed by law.
The number of shares of common stock issuable upon conversion of each share of Series I Preferred Stock shall equal the sum of the stated value per share and, at the holder's election, accrued and unpaid dividends on such shares, divided by the conversion price. At the option of the holder, the per share of common stock conversion price is $0.40 or 75% of the average of the three lowest closing bid prices during the thirty day period immediately preceding the notice of conversion.

      The holder is prohibited from converting into, and we are prohibited from issuing common stock pursuant to a notice of conversion that, when added to the holder's then current ownership of our common stock, exceeds 9.99% of our issued and outstanding common stock

The conversion price will be adjusted if we

      * issue common stock to pay a stock dividend or otherwise make a distribution or distributions on shares of our junior securities
      *  subdivide our common stock into a larger number of shares
      *  combine our common stock into a smaller number of shares
      *  issue capital stock by reclassification of shares of common stock
      * merge with or into another corporation, except as the surviving entity without reclassification, conversion or change of our common stock

      The holders of Series I Convertible Preferred have registration rights for our common stock underlying the Series I Convertible Preferred stock. The common stock underlying the Series I Convertible Preferred stock can be publicly traded pursuant to the provisions of Rule 144k.

      The holders of Series I Convertible Preferred have the option of compelling redemption of the Series I Preferred Stock upon an Event of Default. The redemption price shall be a sum of money equal to the number of shares that would be issuable upon conversion of an amount of stated value of the Series I and accrued dividends designated by the Holder at the conversion price in effect as of the trading day prior to the date notice is given to us by the holder multiplied by the average of the closing ask prices and closing bid prices of the Corporation's Common Stock for the same days employed when determining such Conversion Price. These redemption provisions do not apply to our failure to register the common stock underlying the Series I Convertible Preferred or other events of default not within our control.

Series J Convertible Preferred Stock - 500,000 authorized shares (all
---------------------------------------------------------------------
issued shares remain outstanding)
---------------------------------

      Each share of Series J Convertible Preferred stock entitles the holder to receive or accrue dividends at the rate of 8% simple interest per annum, as a percentage of the stated value of the Series J Convertible Preferred stock. Dividends are payable in cash or common stock quarterly at our option. The payment of dividends shall be made first to the Series J Convertible preferred stockholders before dividends or other distributions are made on any common stock or certain preferred stock.

      Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series J Convertible Preferred stock shall be entitled to receive, prior to payments or distributions to junior stock, an amount equal to the Stated Value plus all accrued dividends attributable to each share of Series J Convertible Preferred stock.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Except as otherwise required by law, the Series J Convertible Preferred stock shall have no voting rights.

      The holders of Series J Convertible Preferred stock are entitled to convert such stock into our common stock at any time subsequent to the expiration of thirty days from issue. The number of shares of common stock issuable upon conversion of each share of Series J Preferred Stock shall equal the sum of the stated value per share and, at the holder's election, accrued and unpaid dividends on such shares, divided by the conversion price. The conversion price is $0.20 per share of common stock.

      The holder is prohibited from converting into, and we are prohibited from issuing common stock pursuant to a notice of conversion that, when added to the holder's then current ownership of our common stock, exceeds 9.99% of our issued and outstanding common stock

The conversion price will be adjusted if we

      * issue common stock to pay a stock dividend or otherwise make a distribution or distributions on shares of our junior securities
      *  subdivide our common stock into a larger number of shares
      *  combine our common stock into a smaller number of shares
      *  issue capital stock by reclassification of shares of common stock
      * merge with or into another corporation, except as the surviving entity without reclassification, conversion or change of our common stock

      The holders of Series J Convertible Preferred have limited contingent registration rights for our common stock underlying the Series J Convertible Preferred stock, dependent upon the registration of senior preferred stock. The common stock underlying the Series J Convertible Preferred stock can be publicly traded pursuant to the provisions of Rule 144k.

      The holders of Series J Convertible Preferred do not have the option of compelling redemption of the Series J Preferred Stock upon an Event of Default. Upon an event of default, after the applicable period to cure the Event of Default, the dividend rate of 8% shall become 15% from and after the occurrence of such event:

      Commencing two years after the issuance of the Series J Preferred stock, we have the option, on two days written notice, of redeeming the Series J Preferred stock which is the subject of a notice of conversion, by paying to the holder a sum of money equal 135% of the stated value of the aggregate of the Series J Preferred stock being redeemed plus the dollar amount of accrued dividends on the Series J Preferred stock being redeemed.

      Commencing five years after the issuance of the Series J Preferred stock, we have the option, on two days written notice, to compel the conversion of Series J Preferred Stock and dividends not previously converted into shares of common stock, at the designated Conversion Price, provided that: (i) the common stock to be delivered upon conversion will be immediately resalable, without restrictive legend and (ii) the closing bid price of the common stock for the twenty-two trading days preceding the mandatory conversion date is not less than 300% of the conversion price, and (iii) the reported daily trading volume of the common stock during each trading day during the conversion lookback period is not less than 100,000 common shares per day.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series K Convertible Preferred Stock - 500,000 authorized shares (all
---------------------------------------------------------------------
issued shares remain outstanding)
---------------------------------

      Each share of Series K Convertible Preferred stock entitles the holder to receive or accrue dividends at the rate of 8% simple interest per annum, as a percentage of the stated value of the Series K Convertible Preferred stock. Dividends are payable in cash or common stock quarterly at our option. The payment of dividends shall be made first to the Series K Convertible preferred stockholders before dividends or other distributions are made on any common stock or certain preferred stock.

      Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series K Convertible Preferred stock shall be entitled to receive, prior to payments or distributions to junior stock, an amount equal to the Stated Value plus all accrued dividends attributable to each share of Series K Convertible Preferred stock.

      Except as otherwise required by law, the Series K Convertible Preferred stock shall have no voting rights.

      The holders of Series K Convertible Preferred stock are entitled to convert such stock into our common stock at any time subsequent to the expiration of thirty days from issue. The number of shares of common stock issuable upon conversion of each share of Series K Preferred Stock shall equal the sum of the stated value per share and, at the holder's election, accrued and unpaid dividends on such shares, divided by the conversion price. The conversion price is $0.10 per share of common stock.

      The holder is prohibited from converting into, and we are prohibited from issuing common stock pursuant to a notice of conversion that, when added to the holder's then current ownership of our common stock, exceeds 9.99% of our issued and outstanding common stock.

The conversion price will be adjusted if we

      * issue common stock to pay a stock dividend or otherwise make a distribution or distributions on shares of our junior securities
      *  subdivide our common stock into a larger number of shares
      *  combine our common stock into a smaller number of shares
      *  issue capital stock by reclassification of shares of common stock
      * merge with or into another corporation, except as the surviving entity without reclassification, conversion or change of our common stock

      The holders of Series K Convertible Preferred have limited contingent registration rights for our common stock underlying the Series K
Convertible Preferred stock, dependent upon the registration of senior preferred stock.

      The holders of Series K Convertible Preferred do not have the option of compelling redemption of the Series K Preferred stock upon an Event of Default. Upon an event of default, after the applicable period to cure the Event of Default, the dividend rate of 8% shall become 15% from and after the occurrence of such event:

      We have the option of redeeming all or part of the Series K Preferred stock for an eighteen month period, commencing with the issuance of the Series K Preferred stock, by paying to the holder a sum of money equal 120% of the stated value of the aggregate of the Series K Preferred stock being redeemed plus the dollar amount of accrued dividends on the Series K Preferred stock.

      Commencing five years after the issuance of the Series K Preferred stock, we have the option, on two days written notice, to compel the conversion of Series K Preferred Stock and dividends not previously

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

converted into shares of common stock, at the designated Conversion Price, provided that: (i) the common stock to be delivered upon conversion will be immediately resalable, without restrictive legend and (ii) the closing bid price of the common stock for the twenty-two trading days preceding the mandatory conversion date is not less than 300% of the conversion price, and (iii) the reported daily trading volume of the common stock during each trading day during the conversion lookback period is not less than 100,000 common shares per day.

Equity Transactions
-------------------

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      On December 31, 2004, we issued 8,095,105 shares of our common stock and options for 150,000 shares at an exercise price of $0.25 per share to our employees and consultants for services rendered, pursuant to a Form S-8 registration statement filed December 23, 2004.

2005

Period Ended March 31, 2005
---------------------------

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Period Ended June 30, 2005

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Period Ended September 30, 2005

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      New Financing: August 2005 Convertible Notes On August 18, 2005, we closed a funding transaction (the "August '05 Transaction") with Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, three institutional accredited investors, for the issuance and sale to the Subscribers of Six Hundred Fifty Thousand Dollars ($650,000) of principal amount of promissory notes convertible into shares of our common stock and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. This August'05 Transaction was a part of a January 23, 2005 funding transaction for an aggregate of Two Million Three Hundred Thousand Dollars ($2,300,000). The August '05 Transaction is the Second Tranche of the January '05 transaction, which occurred upon the effectiveness of the SB-2 Registration Statement covering the aggregate transaction. The August'05 Transaction convertible notes are at prime plus 4% interest in the aggregate amount of $650,000, plus five-year Warrants for the purchase of, in the aggregate, 5,200,000 shares of common stock, at an exercise price of $0.129. The notes are convertible into shares of our common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, we issued restricted common stock in the aggregate amount of 260,000 shares plus the aggregate cash amount of $32,500 for due diligence fees to Longview Fund companies. We issued the equity equivalents, the underlying common stock upon conversion and the finders' fee common stock pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

      On September 30, 2005, we prepaid $250,000 of the aggregate $650,000 of the August '05 Transaction notes, as follows: $57,692 to Longview Fund, LP, $144,231 to Longview Equity Fund, LP and $ $48,077 to Longview International Equity Fund, LP. The holders of these notes waived the prepayment premium in lieu of their retention of warrants attached to August '05 Transaction.

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Warrant Issue. On August 31, 2005, we issued a three year Warrant to Coca-Cola Enterprises Inc. to purchase 30,000,000 shares of our common stock a $0.36 per share. During the first 18 months of the exercise period, the Company has the option to "call" the exercise of up to 10,000,000 shares of common stock issuable upon exercise of the Warrant, upon the Company's satisfaction of certain conditions, including a trading price of not less than $1.08 per share for 20 consecutive trading days. This Warrant was issued in connection with the execution of a Master Distribution Agreement on August 31, 2005. We issued the Warrant pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering. The Company will record an $11,900,000 net charge in deferred distribution costs for the issuance of a three year warrant to Coca-Cola Enterprises to purchase of 30,000,000 shares of our common stock in connection with the Master Distribution Agreement. The Company will recognize that cost as a selling expense over the 10-year term of the agreement.

Period Ended December 31, 2005

      On November 28, 2005, we closed a funding transaction with 13 accredited institutional investors, for the issuance and sale of 40,500,000 shares of our common stock for a purchase price of $20,250,000. In addition, we also issued five-year warrants for the purchase of an additional 15,187,500 shares of common stock at an exercise price of $0.80 per share. The securities are restricted and have been issued pursuant to an exemption to the registration requirements of Section 5 of the Securities Act of 1933 for "transactions of the issuer not involving any public offering" provided in Section 4(2) of the Act and pursuant to a Regulation D offering. In connection with this financing, we issued common stock purchase warrants to purchase 1,012,500 shares of common stock at an exercise price of $.50 per share and 304,688 shares of common stock at an exercise price of $.80 per share to SG Cowen & Co., LLC, who acted as placement agent for this financing.

      The shares of common stock and the shares of common stock underlying the warrants carry registration rights that obligate us to file a registration statement within 45 days from closing and have the registration statement declared effective within 120 days from closing.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, or business associates of Bravo! Foods International Corp., and transfer was restricted by Bravo! Foods International Corp. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

      Warrant Exercise: June 2004 Warrant. In December 2005, we issued 2,500,000 shares of common stock to Alpha Capital AG pursuant to the exercise of a "B" Warrant issued in connection with the June 2004 financing transaction and received $250,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on April 18, 2005.

Note 7 - Stock Warrants and Options

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

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      On December 29, 2004, we closed a funding transaction with Momona Capital Corp. and Ellis International Ltd. for the issuance of convertible 10% notes in the amount of $200,000 and five-year "C" warrants for the purchase of 800,000 shares of common stock, at $0.15 per share. The common stock underlying all notes and warrants carry registration rights. We issued the convertible notes and warrants to accredited investors, pursuant to an amendment to an October 29, 2004 Regulation D offering.

      On December 31, 2004, we issued five-year options for 150,000 shares of common stock at an exercise price of $0.25 per share to Tim Ransom for graphic design services, pursuant to a Form S-8 registration statement

2005

      Commencing on January 31, 2005, we entered into a series of convertible notes financing transactions with seven accredited investors that resulted in the issuance of five-year warrants for the purchase of 19,550,000 shares of common stock at a exercise price of $0.125 per share.

      On April 8, 2005, we issued a two-year warrant for the purchase of 1,000,000 shares of our common stock at an exercise price of $0.24 per share to New Century Capital, a consultant, for services rendered.

      On June 20, 2005, we issued a one year warrant for the purchase of 1,000,000 shares of common stock at an exercise price of $0.05 per share to Marvel Enterprises, Inc., pursuant to an April 14, 2005 Services Agreement for marketing, promotional and creative services to be performed by Marvel Enterprises, Inc. in connection with an intellectual property license between our company and Marvel Enterprises, Inc.

      On August 30, 2005, we issued a three-year warrant for the purchase of 30,000,000 shares of our common stock at an exercise price of $0.36 per share to Coca-Cola Enterprises Inc. as part of our execution of a ten year Master Distribution Agreement.

      On November 14, 2005, we closed a $500,000 funding transaction with two accredited institutional investors for common stock and issued five-year warrants for the purchase of 150,000 shares of common stock at an exercise price of $0.71 per share to these investors.

      On November 28, 2005, we closed a $20,250,000 funding transaction with thirteen accredited institutional investors for common stock and issued five-year warrants for the purchase of 15,187,500 shares

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of common stock at an exercise price of $0.80 per share to these investors. In connection with this financing, we issued a five-year common stock purchase warrant to purchase of 1,012,500 shares of common stock at an exercise price of $0.50 and 304,688 shares at an exercise price of $0.80 to SG Cowen & Co., LLC, for its services as a Placement Agent in connection with this funding transaction.

      On December 31, 2005, we issued options for the purchase of 8,922,745 shares of our common stock to our directors, employees and certain consultants, pursuant to a Directors' vote of April 6, 2005, our Directors voted to adopt a Stock Option Incentive Plan for the grant of option to directors, employees and consultants for the purchase of up to 10,397,745 shares of our common stock. On May 12, 2005, the Board of Directors accepted and adopted the determination of the Compensation Committee to grant 8,922,745 of the authorized option to our employees, directors and certain consultants. The ten-year options vest over a period of eighteen months and have exercise prices varying from $0.20 per share to $0.30 per share, with a weighted average exercise price of $0.24 per share.

      A summary of the status of our stock options and warrants as of December 31, 2005 and 2004 with changes during the years then ended are presented below:


                                                                                Weighted
                                                                                Average
                                                                Shares          Price
                                                                ------          --------

Total warrants and options outstanding at December 31, 2003      39,611,363        0.28

Warrants and options granted                                     33,565,000         .87
Warrants and options exercised                                   (5,895,000)       (.06)
Warrants and options expired                                     (2,191,705)      (1.03)
                                                                 ----------      ------

Total warrants and options outstanding at December 31, 2004      65,089,658      $ 0.56

Warrants and options authorized or granted                       77,077,433         .37
Warrants and options exercised                                  (32,873,601)       (.09)
Warrants and options expired                                     (3,443,334)      (1.58)
Warrants and options redeemed                                   (32,000,000)      (.185)
                                                                 ----------      ------

Total warrants and options outstanding at December 31, 2005      73,850,156         .42
                                                                 ==========      ======

The following table summarizes information about stock options and warrants outstanding at December 31, 2005:


                         Warrants/Options Outstanding            Options/Warrants Exercisable
                   -----------------------------------------     ----------------------------
                                   Weighted         Weighted                       Weighted
                                   Average          Average                        Average
                   Number          Remaining        Exercise       Number          Exercise
Exercise Price     Outstanding     Life (Years)     Price          Exercisable     Price

$0.00 to $0.75     57,807,968           .23           $.31          50,876,138       $.32
$0.75 to 2.00      16,042,188           4.4            .81          16,042,188        .81
                   ----------           ---           ----          ----------       ----
                   73,850,156           3.3           $.42          66,918,326       $.42
                   ==========           ===           ====          ==========       ====

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes

      We are subject to Federal income taxes. As we have experienced operating losses for the years of 2005 and 2004, we have not provided for income tax.

      We have gross deferred tax assets of approximately $8.5 million and $6.8 million at December 31, 2005 and 2004, respectively, relating principally to tax effects of net operating loss carry forwards. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that the assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable loss and projections for future taxable income over the periods in which the deferred tax items are recognizable for tax reporting purposes, it is more likely than not that we will not realize the benefits of these deferred tax assets. As such, management has recorded a valuation allowance for the full amount of deferred tax assets at December 31, 2005 and 2004.

      At December 31, 2005, we had available net operating losses of approximately $24.2 million for federal income tax purposes, to offset future taxable income, if any, which will expire at various dates through the year 2023 for federal income tax purposes. The utilization of net operating losses, however, may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code.

Note 9 - Business Segment and Geographic Information

      We operate principally in one industry segment. The following sales information is based on customer location rather than subsidiary location.


                                United         United        Middle         Total
2005                            States         Kingdom        East         Company
                                ------         -------       ------        -------

Revenue - unit sales          $11,537,278     $ 353,425     $      -     $11,890,703
Revenue - gross kit sales               -             -       58,218          58,218
                              -----------     ---------     --------     -----------
Total revenue                  11,537,278       353,425       58,218      11,948,921
Cost of goods sold             (8,659,427)     (272,326)      (6,939)     (8,938,692)
                              -----------     ---------     --------     -----------

Gross margin                  $ 2,877,851     $  81,099     $ 51,279     $ 3,010,229
                              ===========     =========     ========     ===========


                                United                       Middle         Total
2004                            States         Mexico         East         Company
                                ------         ------        ------        -------

Revenue -unit sales           $ 2,726,702     $       -     $      -     $ 2,726,702
Revenue -gross kit sales           44,379       119,968      453,650         617,997
                              -----------     ---------     --------     -----------
Total revenue                   2,771,081       119,968      453,650       3,344,699
Cost of goods sold             (2,262,055)      (55,609)     (57,141)     (2,374,805)
                              -----------     ---------     --------     -----------

Gross margin                  $   509,026     $  64,359     $396,509     $   969,894
                              ===========     =========     ========     ===========

      All long lived assets are located in the United States.

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies

Lease of Office
---------------

      We lease office space at our corporate office in Florida under an original operating lease that expired March 8, 2004. We have renewed the operating lease for an additional six-year period that will expire October 30, 2010.

      Future minimum rental payments required under the operating lease as of December 31, 2005 are as follows:


Years ending December 31,            Amount
-------------------------            -------

2006                                $97,368
2007                                 97,368
2008                                 97,368
2009                                 97,368
2010                                 81,140

      Rental expense for the years ended December 31, 2005 and 2005 are $90,000and $68,784, respectively.

Licenses - Advances of Royalties
--------------------------------

      Royalty advances are payable against earned royalties on a negotiated basis. The table below identifies each Licensor to which our licenses require advance payments and, in addition, reflects the term of the respective licenses as well as the advance royalties remaining to be paid on such negotiated advance royalty payments, as of March 30, 2006. We are current on all advance royalty payments.


                                                Aggregate Advance
         Licensor                  Term             Remaining
-----------------------------------------------------------------

Marvel (UK)                     Two years           $120,960
-----------------------------------------------------------------
Marvel (Middle East)            Two years             18,900
-----------------------------------------------------------------
Masterfoods                     Three years          450,000
-----------------------------------------------------------------
Diabetes Research Institute     One year            $  3,750
-----------------------------------------------------------------

Employment Contacts
-------------------

      Mr. Warren has an employment contract effective October 1, 2005, having an annual base salary of $300,000, plus a bonus of .25% of top line net sales revenue and normal corporate benefits. This contract has minimum two-year terms plus a severance package upon change of control based on base salary.

      Messrs. Toulan, Patipa, Edwards and Kee have employment contracts effective January 1, 2006, having annual base salaries aggregating $710,000, plus discretionary bonuses and normal corporate benefits. These contracts have minimum two-year terms plus severance packages upon change of control based on base salary.

      Mr. Kaplan has an employment contract effective November 1, 2005, having an annual base salary of $180,000 for year one, $200,000 for year two and $220,000 for year three, plus discretionary bonuses and normal corporate benefits. This contract has a minimum three-year terms plus a severance package upon change of control based on base salary

                      BRAVO! FOODS INTERNATIONAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketing Commitments
---------------------

      Coca-Cola Enterprises. We are obligated to spend an aggregate of $5,000,000 on marketing activities in 2005 and 2006 and thereafter, beginning in 2007, an amount per year in each country in the defined territory equal or greater than 3% of our total revenue in such defined territory (on a country by country basis). Such national and local advertising for our defined products includes actively marketing the Slammers mark, based on a plan to be mutually agreed each year. We are required to maintain our intellectual property rights necessary for the production, marketing and distribution of our products by CCE.

      Marvel UK. We are obligated to contribute to a discretionary marketing fund at the rate of 3% of royalties payable to Marvel for our sales in the UK, if requested by Marvel. To date, nor such request has been made.

Note 11 - Material Events

      On August 31, 2005, we entered into a Master Distribution Agreement with Coca-Cola Enterprises, Inc., which included the attendant grant of three year warrants by the CCE for the right to purchase 30 million shares of the Company's common stock at an exercise price of $0.36 per share. The fair value of the warrants has been recorded as deferred distribution costs and is being amortized over the life of the distribution agreement.

      Under the terms of the agreement, Coca-Cola Enterprises is obligated to use all commercially reasonable efforts to solicit, procure and obtain orders for our products and merchandise and actively promote the sale of such products in the Territory, as defined in the agreement. The agreement establishes a comprehensive process for the phased transition from our existing system of distributors to Coca-Cola Enterprises, dependent upon distribution territory, product and sales channels. The parties have agreed that Coca-Cola Enterprises will implement its distribution on a ramp-up basis, with the initial distribution commencing in the United States on or about the October 31, 2005 effective distribution date. Coca-Cola Enterprises' distribution in other Territory areas will be dependent upon, among other things, third-party licensing considerations and compliance with the regulatory requirements for the products in foreign countries.

Note 12 - Accrued Expenses

      As of December 31, 2005 and 2004, accrued expenses consisted of:


                                              2005         2004
                                              ----         ----

      Accrued payroll                         636,757    $ 15,000
      Discontinued marvel product costs       876,873
      Discontinued shrink-wrap costs           49,724
      Discontinued costs of 4 pack            375,000
      Reclamation out of code costs           409,136
      Freight accruals                        182,814
      Professional fees                       106,256      85,000
      Interest                                343,120     235,480
      Slotting fees                           160,000
      Miscellaneous                           100,205      40,482
                                           ----------    --------
                                           $3,239,885    $375,962
                                           ==========    ========

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in Internal Controls Over Financial Reporting

      In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                  PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors, executive officers and significant employees/advisors as of December 31, 2005, are as follows. Our directors serve for staggered terms of two years or until their successors are elected.


                                                                                        Year
Name of Officer and Age      Position with the Company                                Appointed
-----------------------      -------------------------                                ---------

Stanley A. Hirschman  59     Chairman and Director                                    2000
Roy G. Warren         50     Director, Chief Executive Officer                        1997/1999
Jeffrey J. Kaplan     57     Chief Financial Officer                                  2005
Tommy E. Kee          57     Chief Accounting Officer                                 2003
Roy D. Toulan, Jr.    60     Vice President, Corporate Secretary, General Counsel     2003
Michael Edwards       45     Chief Revenue Officer                                    2000
Benjamin Patipa       49     Chief Operating Officer                                  2002
Arthur W. Blanding    78     Director                                                 1999
Robert Cummings       63     Director                                                 1997
John McCormack        47     Director                                                 1997
Phillip Pearce        77     Director                                                 1997

      The experience and background of the Company's executive officers follow:

Mr. Stanley A. Hirschman - Chairman and Director since September 2000

      Mr. Hirschman is president of CPointe Associates, Inc., an executive management and consulting firm specializing in solutions for emerging companies with technology-based products. In addition, he is a director of Redwood Grove Capital Management, LLC, Global Marketing Partners, Inc. and AirNET Wireless, LLC. CPointe was formed in 1996. Prior to establishing CPointe Associates, Mr. Hirschman was vice president of operations of Software, Etc., Inc., a retail software chain, from 1989 until 1996. Mr. Hirschman has also held senior management positions with retailers T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman currently serves on the Audit Committee of the Company's board of directors.

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

      Mr. Warren also serves as a director of our wholly owned U.K. subsidiary, Bravo! Brands (UK) Ltd.

Mr. Tommy E. Kee -Chief Financial Officer 2003 - 2005; Chief Accounting Officer since 2005

      Tommy Kee joined our company in March 2003 as Chief Financial Officer. Mr. Kee currently serves as our Chief Accounting Officer for our company. He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee. Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area. Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company. He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando. Mr. Kee handles all financial management and reporting for our company and works closely with our external auditors and general counsel for financial reporting and SEC compliance.

Mr. Jeffrey Kaplan - Chief Financial Officer since 2005

      Mr. Kaplan joined Bravo! in October 2005 as Chief Financial Officer. Mr. Kaplan served as Executive Vice President and Chief Financial Officer of BIB Holdings, Ltd. and then its private company spin-off, Elk Canyon Ltd., designers of jeanswear and loungewear, from October 2003 to September 2005. He served as Executive Vice President of Business Affairs of Viewpoint Corporation, a graphics software company, from November 2001 to September 2003 and its Executive Vice President and Chief Financial Officer from February 2001 to October 2001. Mr. Kaplan served as Executive Vice President and Chief Financial Officer of Rare Medium Group Inc., an IT professional services company, from October 1999 to February 2001. Mr. Kaplan received his Bachelor of Arts degree in political science from Brown University in 1970 and his Masters of Business Administration in finance from New York University in 1972.

Mr. Roy D. Toulan, Jr. - Vice President, Corporate Secretary, General Counsel since 2003

      Roy Toulan began with the original founders as outside corporate counsel in 1997 and has been responsible for all of our corporate and business legal work, including securities matters. Mr. Toulan became Corporate Counsel in October 2002, when he left his private legal practice in Boston, and Vice President in January 2003. He received his law degree from Catholic University in Washington D.C., and for the first 15 years of his career practiced corporate and securities litigation with large law firms in New York and Boston. Before joining our company full time, he spent the last 18 years of his private practice in Boston, Massachusetts, engaged in general corporate and securities law helping companies with corporate structure and funding, both domestically and internationally. Mr. Toulan also serves as a director of our wholly owned U.K. subsidiary, Bravo! Brands (UK) Ltd.

Mr. Michael Edwards - Chief Revenue Officer since 2003

      Mr. Edwards has been with our company in a sales and marketing capacity since 2000. Prior to that time, he worked for 5 years in beverage marketing research for Message Factors, Inc., a Memphis, Tennessee marketing research firm. Mr. Edwards has a BS degree from Florida State University in Management and Marketing and spent 13 years in the banking industry, leaving CitiBank to join Message Factors in 1995.

Dr. Benjamin Patipa - Chief Operating Officer since 2004

      Dr. Patipa is a pediatrician with over fifteen years of experience in directing operations, marketing, sales and facilitating growth in both public and private companies. In 1987, Dr. Patipa founded and served as the chairman and CEO of Weight For Me, Inc., a company that developed a proprietary program which pioneered the delivery of weight control and nutrition services to the over 12 million obese children and adolescents in America. Weight For Me earned national and international recognition as the premier program for the control of obesity in children and adolescents. Dr. Patipa also served at HEARx Ltd. as a member of the Executive Operating Committee and Sonus USA, Inc., where he lead the company's franchise licensing and buying group business in the Southeast United States. Most recently, Dr. Patipa served as Senior Vice President and Operational Head of eHDL/HealthNet Data Link, Inc., a national electronic healthcare information company.

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

Mr. Phillip Pearce - Director Since 1997

      Mr. Pearce is a "retired" member of the securities industry. Mr. Pearce served as Chairman of the NASD during which time he was instrumental in the founding of NASDAQ. Additionally, Mr. Pearce was a former Director of E.F. Hutton and has served as Governor of the New York Stock Exchange. Since his retirement in 1988, Mr. Pearce has remained active in the securities industry as a corporate financial consultant. Mr. Pearce serves on the compensation committee of our board of directors. Mr. Pearce also serves on our audit committee. Mr. Pearce serves as a director of Xybernaut Corporation, a reporting company, and Redwood Grove Capital Management, LLC.

Mr. John McCormack - Director since 1997

      From December 2000 to March 2003, Mr. McCormack served as our President and Chief Operating Officer. Prior to his employment with the Company, Mr. McCormack served as an executive with Dean Foods Co. for over 15 years. As a Vice President of Dean Foods, he was in charge of Dean Food's mid-western division out of Chicago, Illinois. Mr. McCormack currently is employed by Coca-Cola Enterprises Inc. as a Regional Sales Manager for the supermarket channel in Wisconsin, Minnesota and Northern Illinois.

Compliance with Section 16(a) of the Exchange Act

      Based upon a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a), we report the following: during 2005, our directors and executive officers did not file Form 4s for options that were authorized pursuant to an incentive stock option compensation plan until issued.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of directors

      We compensated Directors for their travel expenses to and from board of directors' meetings in 2002, 2003, 2004 and, in 2005, paid an additional $1,000 per personal attendance and $500 for a telephonic attendance. In 2004, there were three in person meetings and four telephonic board meetings. In 2005, there were three in person meetings and four telephonic board meetings. Directors received options for 35,000 shares of common stock for each year as a director through 2001. Each member of the executive committee has received options for an additional 40,000 shares of common stock for their services from 1998 through 2001. Directors received additional options for 25,000 shares for 2002 and 2003. On January 13, 2004, the Directors unanimously voted to convert the options to common stock on a one for one basis. The common shares so converted were issued pursuant to a Form S-8 registration statement filed December 23, 2004.

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

      On April 6, 2005, our Directors voted to adopt a Stock Option Incentive Plan for the grant of options to directors, employees and consultants for the purchase of up to 10,397,745 shares of our common stock. On May 12, 2005, the Board of Directors accepted and adopted the determination of the Compensation Committee to grant 3,572,744 of the authorized options to our directors.

Compensation of executive officers

      The following table sets forth the compensation paid during the last three fiscal years to our Chief Executive Officer and our other executive officers:

                            Summary Compensation


                                         Annual Compensation                        Long-Term Compensation
                              -----------------------------------------------    --------------------------------------
                                                                                 Restricted Stock
                                                                                 Awards and            All Other
Name & Position       Year    Base Salary       Bonus                Other       Options               Compensation (6)

Roy G. Warren         2003     $220,000                                          2005 Ten Year         $300,000 salary
President & CEO                                                                  Options for           $16,272
Director              2004      220,000      $137,750 (1)                        2,500,000 common      (insurance)
                                             $8,462 bonus (3)                    valued at
                      2005      240,000      156,538 bonus (4)    $42,000 (5)    $300,000; vested
                                                                                 over 18 months

Roy D. Toulan, Jr.    2003     $180,000      $28,000 (2)          $5,841         2005 Ten Year         $190,000 salary
Vice President                                                    Life &         Options for           $10,178
Secretary             2004      180,000      $15,000 (1)          disability     600,000 common        (insurance)
Corporate Counsel                            6,923 bonus (3)      insurance      valued at $72,000;
                      2005      182,231      7,308 bonus (3)      $38,552 (5)    vested over 18
                                                                                 months

Michael Edwards       2005     $162,923      $6,923 bonus (3)     $34,161 (5)    2005 Ten Year         $180,000 salary
Chief Revenue                                                                    Options for           $13,407
Officer                                                                          600,000 common        (insurance)
                                                                                 valued at $72,000;
                                                                                 vested over 18
                                                                                 months

Benjamin Patipa       2004     $142,615      $6,923 bonus (3)     $32,107 (3)    2005 Ten Year         $180,000 salary
Chief Operating                              11,000 bonus (4)                    Options for           $13,336
Officer                                                                          600,000 common        (insurance)
                                                                                 valued at $72,000;
                                                                                 vested over 18
                                                                                 months

Tommy E. Kee          2003     $120,000                                          2005 Ten Year         $160,000 salary
Chief Accounting;                                                                Options for           $14,874
Officer               2004      120,000      $15,000 (1)                         600,000 common        (insurance)
                                             4,615 bonus (3)                     valued at $72,000;
                      2005      140,923      6,154 bonus (3)      $31,415 (3)    vested over 18
                                             10,000 bonus (4)                    months




<F1>  The reported values of options converted in 2004 are pursuant to a
      January 13, 2004 vote of Directors authorizing conversion, and are valued $0.05 per share.
<F2>  100,000 shares of common stock in 2003 as a signing bonus, valued at
      $28,000.
<F3>  Year end bonus
<F4>  Special performance based bonus
<F5>  SEP/IRA Bonus, 2005
<F6>  Amount paid for termination of employment owing to change of control, based on base salary for 2006

Option Grants 2005

      On April 6, 2005, our Directors voted to adopt a Stock Option Incentive Plan for the grant of options to directors, employees and consultants for the purchase of up to 10,397,745 shares of our common stock. On May 12, 2005, the Board of Directors accepted and adopted the determination of the Compensation Committee to grant 3,572,744 of the authorized options to our directors and 4,900,000 to our senior management.

Aggregated Options Exercised in Last Fiscal Year And Fiscal Year-End Option
Values

      None

Compensation Plans
------------------

Senior Management

      On April 6, 2005, our Directors voted to adopt a Stock Option Incentive Plan for the grant of options to directors, employees and consultants for the purchase of up to 10,397,745 shares of our common stock. On May 12, 2005, the Board of Directors accepted and adopted the determination of the Compensation Committee to grant 4,900,000 of the authorized option to our senior management.

Employment contracts

      Roy G. Warren Chief Executive Officer
      -------------------------------------

      On September 14, 2005, the Compensation Committee of the Board of Directors recommended a new compensation package for Mr. Warren in recognition of his work to expand our business and in light of the then recent execution of a ten-year Master distribution Agreement with Coca-Cola Enterprises Inc. The basic compensation package adopted by the Company for Mr. Warren provides, as follows:

      * Annual base salary of $300,000 paid in accordance with established Company payment procedures.
      * Quarterly bonus of one-quarter of one percent (.0025) of top-line net sales revenue.
      * Company benefits as customarily awarded to executive members of management.
      *  Participation in Employee and Director Stock Option programs.
      * A "Special Circumstances" bonus of $500,000 to be awarded upon the signing of a Master Distribution Agreement with CCE. Bonus to be paid in the following manner:
            * One-half paid as a cash award or, at the awardees option, in Company stock.
            * One-half paid in Company stock, with the issuance of such being in the form of S-8 or other method as determined by counsel.
      * Effective October 1, 2005, and for a period of not less than 24 months

      Roy D. Toulan, Jr., Vice President, General Counsel and Corporate
      -----------------------------------------------------------------
      Secretary
      ---------

      A new compensation package became effective for Mr. Toulan on January 1, 2006. The basic compensation package adopted by the Company for Mr. Toulan provides, as follows:

      * Annual base salary of $190,000 paid in accordance with established Company payment procedures.
      * Quarterly bonus at discretion of management based upon meeting performance goals.
      * Company benefits as customarily awarded to executive members of management.
      *  Participation in Employee and Director Stock Option programs.
      * Effective January 1, 2006, and for a period of not less than 24 months

      Jeffrey J. Kaplan, Chief Financial Officer
      ------------------------------------------

      Mr. Kaplan's employment contract provides, as follows:

      * Annual base salary of $180,000 in year one paid in accordance with established Company payment procedures; $200,000 in year two and $220,000 in year three.
      * Quarterly bonus at discretion of management based upon meeting performance goals.
      * Company benefits as customarily awarded to executive members of management.
      *  Participation in Employee and Director Stock Option programs.
      * Options for 200,000 common shares at market on November 1, 2005 as signing bonus
      * Effective November 1, 2005, and for a period of not less than 36 months

      Benjamin Patipa, Chief Operating Officer
      ----------------------------------------

      A new compensation package became effective for Dr. Patipa on January 1, 2006. The basic compensation package adopted by the Company for Dr. Patipa provides, as follows:

      * Annual base salary of $180,000 paid in accordance with established Company payment procedures.
      * Quarterly bonus at discretion of management based upon meeting performance goals.
      * Company benefits as customarily awarded to executive members of management.
      *  Participation in Employee and Director Stock Option programs.
      * Effective January 1, 2006, and for a period of not less than 24 months

      Michael Edwards, Chief Revenue Officer
      --------------------------------------

      A new compensation package became effective for Mr. Edwards on January 1, 2006. The basic compensation package adopted by the Company for Mr. Edwards provides, as follows:

      * Annual base salary of $180,000 paid in accordance with established Company payment procedures.
      * Quarterly bonus at discretion of management based upon meeting performance goals.
      * Company benefits as customarily awarded to executive members of management.
      *  Participation in Employee and Director Stock Option programs.
      * Effective January 1, 2006, and for a period of not less than 24 months

      Tommy E. Kee, Chief Accounting Officer
      --------------------------------------

      A new compensation package became effective for Mr. Kee on January 1, 2006. The basic compensation package adopted by the Company for Mr. Kee provides, as follows:

      * Annual base salary of $160,000 paid in accordance with established Company payment procedures.
      * Quarterly bonus at discretion of management based upon meeting performance goals.
      * Company benefits as customarily awarded to executive members of management.
      *  Participation in Employee and Director Stock Option programs.
      * Effective January 1, 2006, and for a period of not less than 24 months

Securities authorized for issuance under equity compensation plans
------------------------------------------------------------------

      The equity compensation reported in this section has been a issued pursuant to individual compensation contracts and arrangements with employees, directors, consultants, advisors, vendors, suppliers, lenders and service providers. The equity is reported on an aggregate basis as of December 31, 2005. Our security holders have not approved the compensation contracts and arrangements underlying the equity reported.


                         Number of securities     Weighted average
                         to be issued upon        price of outstanding     Number of securities remaining
Compensation Plan        exercise of options,     options, warrants        for future issuance under equity
Category                 warrants and rights      and rights               compensation plans
-----------------------------------------------------------------------------------------------------------

Directors (former)               325,000                 $0.71             0             individual plans
-----------------------------------------------------------------------------------------------------------
Employees (former)               550,000                 $0.87             60,000        individual plans
-----------------------------------------------------------------------------------------------------------
Directors/Management           8,922,745                 $0.245            1,475,000     2005 Stock Option
 & Employees                                                                             Incentive Plan(1)
-----------------------------------------------------------------------------------------------------------
Consultants                      460,000                 $0.30             0             individual plans
-----------------------------------------------------------------------------------------------------------
Lender                            25,000                 $0.40             0             individual plan
-----------------------------------------------------------------------------------------------------------
Total                         10,282,745                 $0.77             1,535,000
-----------------------------------------------------------------------------------------------------------

      On April 6, 2005, our Directors voted to adopt a Stock Option Incentive Plan for the grant of option to directors, employees and consultants for the purchase of up to 10,397,745 shares of our common stock. On May 12, 2005, the Board of Directors accepted and adopted the determination of the Compensation Committee to grant 8,922,745 of the authorized option to our employees, directors and certain consultants. The ten-year options vest over a period of eighteen months and have exercise prices varying from $0.20 per share to $0.30 per share, with a weighted average exercise price of $0.24 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our company's common stock as of March 24, 2006, as to

      * each person known to beneficially own more than 5% of the Company's common stock
      *  each of our directors
      *  each executive officer
      *  all directors and officers as a group

The following conditions apply to all of the following tables:

      * except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown
      * the class listed as "common" includes the shares of common stock underlying the Company's issued convertible preferred stock, options and warrants

Beneficial Owners
-----------------


                       Name and Address of          Amount and Nature of
Title of Class         Beneficial Owner (1)         Beneficial Ownership       Percent of Class (2)
---------------------------------------------------------------------------------------------------

Common             Coca-Cola Enterprises Inc.            30,000,000                   16.28%
                   2500 Windy Ridge Parkway
                   Atlanta, GA 30339
---------------------------------------------------------------------------------------------------
Common             Mid-Am Capital, L.L.C. (3)            19,970,723                    9.99%
                   Northpointe Tower
                   10220 North Ambassador Drive
                   Kansas City, MO 64190
---------------------------------------------------------------------------------------------------
Common             Lombard Odier Darier                  16,500,000                    8.95%
                   Hentsch & Cie (4)
                   Rue de la Corraterie 11
                   1204 Geneva
---------------------------------------------------------------------------------------------------
Common             Magnetar Capital Master               13,750,000                    7.46%
                   Fund, Ltd (4)
                   1603 Orrington Avenue
                   13th Floor
                   Evanston, IL 60201
---------------------------------------------------------------------------------------------------

<F1>  Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 24, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
<F2>  Percentage calculated from base of 184,253,753 shares of common stock issued and outstanding.
<F3>  This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. Equity listed consists of convertible preferred, convertible debentures and/or warrants.
<F4>  Equity listed consists of common stock and warrants to purchase common stock

Management Owners
-----------------


                   Name and Address of               Amount and Nature of
Title of Class     Management Owner                  Ownership (1)            Percent of Class (2)
--------------------------------------------------------------------------------------------------

Common             Roy G. Warren                             5,781,765(3)                    3.13%
                   11300 US Highway No.1
                   N. Palm Beach, FL
--------------------------------------------------------------------------------------------------
Common             Robert Cummings                           1,130,038(4)             Less than 1%
                   2829 N.E. 44th Street
                   Lighthouse Point, FL
--------------------------------------------------------------------------------------------------





                   Name and Address of               Amount and Nature of
Title of Class     Management Owner                  Ownership (1)            Percent of Class (2)
--------------------------------------------------------------------------------------------------

Common             John McCormack                            1,312,538(4)             Less than 1%
                   8750 South Grant
                   Burridge, IL 60521
--------------------------------------------------------------------------------------------------
Common             Mr. Arthur W. Blanding                      947,297(5)             Less than 1%
                   Janesville, WI 53545
--------------------------------------------------------------------------------------------------
Common             Phillip Pearce                              962,297(6)             Less than 1%
                   6624 Glenleaf Court
                   Charlotte, NC 28270
--------------------------------------------------------------------------------------------------
Common             Stanley Hirschman                         1,040,652(7)             Less than 1%
                   2600 Rutgers Court
                   Plano, Texas 75093
--------------------------------------------------------------------------------------------------
Common             Roy D. Toulan, Jr.                        1,615,121(8)             Less than 1%
                   VP, General Counsel
                   6 Wheelers Pt. Rd
                   Gloucester, MA 01930
--------------------------------------------------------------------------------------------------
Common             Tommy Kee                                 1,042,385(8)             Less than 1%
                   Chief Accounting Officer
                   11300 US Highway 1
                   N. Palm Beach, FL 33408
--------------------------------------------------------------------------------------------------
Common             Benjamin Patipa                           1,358,700(8)             Less than 1%
                   Chief Operating Officer
                   6139 Indian Forest Circle
                   Lake Worth, FL 33463
--------------------------------------------------------------------------------------------------
Common             Michael Edwards                           2,000,000(8)                    1.08%
                   Vice President Sales
                   4140 S.E. Old St. Lucie Blvd.
                   Stuart, FL 34996
--------------------------------------------------------------------------------------------------
Common             Executive officers and                   17,190,793                       9.32%
                   directors as a group
--------------------------------------------------------------------------------------------------

<F1>  Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 24, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
<F2>  Percentage calculated from base of 184,253,753 shares of common stock issued and outstanding.
<F3>  Includes options to purchase 2,500,00 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.




<F4>  Includes options to purchase 565,038 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.
<F5>  Includes options to purchase 494,408 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.
<F6>  Includes options to purchase 706,297 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.
<F7>  Includes options to purchase 670,982 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.
<F8>  Includes options to purchase 600,000 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

      There currently are no arrangements that may result in a change of ownership or control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      John Mc McCormack has been a director of the Company since 1997 and was our Chief Operating Officer from December 200 to March 2003. Since December 2005, Mr. McCormack has been employed by Coca-Cola Enterprises Inc. as a Regional Sales Manager for the supermarket channel in Wisconsin, Minnesota and Northern Illinois.

ITEM 13.  EXHIBITS


Exhibit                                                                   Incorporated     Filed
No.         Document Description                                          by Reference     Herewith
---------------------------------------------------------------------------------------------------

3.1         Articles of Incorporation                                         (1)
3.2         Amended Articles (name change)                                    (1)
3.4         Restated Bylaws                                                   (1)
4           Rights of Equity Holders
4.1           Preferred, Series B Designation                                 (1)
4.2           Preferred, Series F Designation                                 (2)
4.3           Preferred, Series G Designation                                 (3)
4.4           Preferred, Series H Designation                                 (6)
4.5           Preferred, Series I Designation                                 (7)
4.6           Preferred, Series J Designation                                 (8)
4.7           Preferred, Series K Designation                                (10)
4.8           Subscription Agreement dated November 2003 entered             (11)
              with Gamma Opportunity Capital Partners, LP
4.9           Class A Common Stock Purchase Warrant issued to                (11)
              Gamma Opportunity Capital Partners, LP
4.10          Class B Common Stock Purchase Warrant issued to                (11)
              Gamma Opportunity Capital Partners, LP
4.11          Convertible Note issued to Gamma Opportunity Capital           (11)
              Partners, LP dated November 2003
4.12          Class A Common Stock Purchase Warrant issued to                (11)
              Libra Finance, S.A.
4.13          Subscription Agreement dated November 2003 entered             (11)
              with MID-AM CAPITAL, L.L.C
4.14          Class A Common Stock Purchase Warrant issued to                (11)
              MID-AM CAPITAL, L.L.C.
4.15          Class B Common Stock Purchase Warrant issued to                (11)
              MID-AM CAPITAL, L.L.C
4.16          Convertible Note issued to MID-AM CAPITAL, L.L.C.              (11)
              dated November 2003
4.17          Subscription Agreement dated April 2, 2004 entered             (11)
              with Alpha Capital Aktiengesellschaft and
              Longview Fund LP





Exhibit                                                                   Incorporated     Filed
No.         Document Description                                          by Reference     Herewith
---------------------------------------------------------------------------------------------------

4.18          Convertible Note issued to Alpha Capital                       (11)
              Aktiengesellschaft dated April 2004
4.19          Convertible Note issued to Longview Fund LP dated              (11)
              April 2004
4.20          Common Stock Purchase Warrant issued to Alpha                  (11)
              Capital Aktiengesellschaft dated April 2004
4.21          Common Stock Purchase Warrant issued to Longview               (11)
              Fund LP dated April 2004
4.22          Subscription Agreement entered by and between the              (12)
              Company and Mid-AM Capital LLC dated June 2004
4.23          Convertible Note issued to Mid-AM Capital LLC dated            (12)
              June 2004
4.24          Common Stock Purchase Warrant A issued to Mid-AM               (12)
              Capital LLC dated June 2004
4.25          Common Stock Purchase Warrant B issued to Mid-AM               (12)
              Capital LLC dated June 2004
4.26          Subscription Agreement entered by and between the              (12)
              Company and Alpha Capital, Longview Fund LP,
              Stonestreet Limited Partnership, Whalehaven Funds
              Limited and Gamma Opportunity Capital Partners LP
              dated June 2004
4.27          Form of Common Stock Purchase A issued to Alpha                (12)
              Capital, Longview Fund LP, Stonestreet Limited
              Partnership, Whalehaven Funds Limited and Gamma
              Opportunity Capital Partners LP dated June 2004
4.28          Form of Common Stock Purchase B issued to Alpha                (12)
              Capital, Longview Fund LP, Stonestreet Limited
              Partnership, Whalehaven Funds Limited and Gamma
              Opportunity Capital Partners LP dated June 2004
4.29          Form of Convertible Note issued to Alpha Capital,              (12)
              Longview Fund LP, Stonestreet Limited Partnership,
              Whalehaven Funds Limited and Gamma Opportunity
              Capital Partners LP dated June 2004
4.30          Subscription Agreement entered by and between the              (12)
              Company and Alpha Capital, Longview Fund LP,
              Stonestreet Limited Partnership and Whalehaven Funds
              Limited dated October 2004
4.31          Form of Common Stock Purchase C issued to Alpha                (12)
              Capital, Longview Fund LP, Stonestreet Limited
              Partnership and Whalehaven Funds Limited dated
              October 2004
4.32          Form of Convertible Note issued to Alpha Capital,              (12)
              Longview Fund LP, Stonestreet Limited Partnership,
              Whalehaven Funds Limited and Gamma Opportunity
              Capital Partners LP dated October 2004
4.33          Subscription Agreement entered by and between the              (12)
              Company and Momona Capital Corp. and Ellis
              International Ltd. dated December 2004
4.34          Form of Common Stock Purchase C issued to Momona               (12)
              Capital Corp. and Ellis International Ltd. dated
              December 2004
4.35          Form of Convertible Note issued to Momona Capital              (12)
              Corp. and Ellis International Ltd. dated December 2004
4.36          Form of Convertible Note issued to Alpha Capital,              (13)
              Longview Fund LP, Longview Equity Fund LP,
              Longview International Equity Fund LP and
              Whalehaven Funds Limited dated January 2005





Exhibit                                                                   Incorporated     Filed
No.         Document Description                                          by Reference     Herewith
---------------------------------------------------------------------------------------------------

4.37          Subscription Agreement entered by and between the              (13)
              Company and Alpha Capital, Longview Fund LP,
              Longview Equity Fund LP, Longview International
              Equity Fund LP and Whalehaven Funds Limited dated
              January 2005
4.38          Form of Common Stock Purchase Warrant issued to                (13)
              Alpha Capital, Longview Fund LP, Longview Equity
              Fund LP, Longview International Equity Fund LP and
              Whalehaven Funds Limited dated January 2005
4.39          Form of Securities Purchase Agreement with 13                  (14)
              institutional investors in connection with November 28,
              2005 $20,250,000 financing
4.40          Form of Stock Purchase Warrant in connection with              (14)
              November 28, 2005 $20,250,000 financing
10          Material Contracts
10.1          Warner Bros China License Agreement                             (5)
10.2          Warner Bros. China License Agreement (modified)                 (5)
10.3          Warner Bros. U.S. License Agreement.                            (5)
10.4          Warner Bros. Mexico. License Agreement                          (6)
10.5          Warner Bros. Canada. License Agreement                          (6)
10.6          MoonPie License Agreement                                      (10)
10.7          Marvel License Agreement (US)                                  (10)
10.8          SADAFCO Production Agreement                                   (10)
10.9          Real Estate Lease Amendment Extending Term                     (10)
10.10         Masterfoods License                                            (13)
              Marvel Enterprises License (UK)                                (13)
              Coca-Cola Enterprises Master Distribution Agreement            (15)
16.1        Letter on change or certifying accountant                         (9)
21.1        Subsidiary Articles of Association                                (4)
31.1        Certification of CEO, Rules 13a-14(a) & 15d-14(a)                                 X
31.2        Certification of CFO, Rules 13a-14(a) & 15d-14(a)                                 X
32.1        Certifications of CEO & CFO, 18 U.S.C. Sec. 1350                                  X

<F1>  Filed with Form 10SB/A First Amendment
<F2>  Filed with Form 10K-SB for 12-31-99
<F3>  Filed with Form 10QSB for 6-30-00
<F4>  Filed with Form SB-2/A Second Amendment
<F5>  Filed with Form SB-2/A Third Amendment
<F6>  Filed with Form 10K-SB 2001
<F7>  Filed with Form 10QSB for 6-30-02
<F8>  Filed with Form 8-K for 10-02-02
<F9>  Filed with Form 8-K for 3-26-04
<F10> Filed with Form 10K-SB 2003
<F11> Filed with Form SB-2 June 4, 2004
<F12> Filed with Form SB-2 January 21, 2005
<F13> Filed with Form 10K-SB 2004
<F14> Filed with Form 8-K for 11-28-05
<F15> Filed with Form 10QSB for 9-30-05

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
----------

      The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $109,279 and $86,493 respectively for 2005 and 2004.

Audit Related Fees
------------------

      None

Tax Fees
--------

      In 2005, we paid an aggregate of $37,000 for the preparation of 2004 and prior years tax returns.

All Other Fees
--------------

      During 2005, we paid $3,522 to the principal accountant for services performed in connection with the implementation of Sarbanes Oxley Section 404.

Audit Committee Pre-Approval Policies
-------------------------------------

      The audit committee makes reasonable inquiry as to the independence of our principal auditors based upon the considerations set forth in Rule 2-01 of Regulation S-X, including the examination of representation letters furnished by the principal accountant. The audit committee has not approved any services beyond those required for the audit of our annual financial statements, review of financial statements included in our Forms 10-KSB and preparation of corporate tax returns.


SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, this March 30, 2006.

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


Signature             Title                                   Date
---------             -----                                   ----

/S/ Roy G. Warren     Chief Executive Officer                 March 30, 2006

/S/ Tommy E. Kee      Chief Accounting Officer                March 30, 2006