Form 10QSB
period 2006-03-31
BRAVO FOODS INTERNATIONAL CORP
filed 2006-05-15
CIK 1061029

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

                 For the Quarterly Period Ended March 31, 2006

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

            ------------------------------------------------------
            (Former name, former address and former fiscal year if
                          changed since last report)

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

      Date                           Class                  Shares Outstanding
   May 12, 2006                   Common Stock                 189,152,148

Transitional Small Business Disclosure Format (Check One) YES [ ]     NO [x]

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

        Consolidated balance sheets as of                                  F-1
        March 31, 2006 (unaudited) and December 31, 2005

        Consolidated statements of operations                              F-3
        (unaudited) for the three months ended
        March 31, 2006 and 2005

        Consolidated statements of cash flows                              F-4
        (unaudited) for the three months ended
        March 31, 2006 and 2005

        Notes to consolidated financial statements (unaudited)             F-5

Item 2. Management's Discussion and Analysis of Financial                   12
        Condition and Results of Operations

Item 3. Controls and Procedures                                             20


PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity and Use of Proceeds                    21

Item 6. Exhibits                                                            21

SIGNATURES                                                                  21

EXHIBITS                                                                    22

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                 March 31,          December 31,
                                                   2006                2005
                                                -----------         -----------
                                                (unaudited)
Assets

Current assets:
  Cash and cash equivalents                     $   609,785         $ 4,947,986
  Accounts receivable net of allowances for
    doubtful accounts of $364,941 and $350,000
    for 2006 and 2005, respectively               1,537,858           3,148,841
  Inventories -- finished goods                   3,043,914             391,145
  Prepaid expenses                                1,950,406             978,299
                                                -----------         -----------
     Total current assets                         7,141,963           9,466,271

Furniture and equipment, net                        514,913             288,058
License rights, net                                 245,263             241,898
Trademarks, net                                      78,440              70,015
Deferred distribution costs, net                 11,205,833          11,503,333
Manufacturing agreement, net                      2,557,896           2,700,000
Deposits                                             20,948              15,231
                                                -----------         -----------

Total assets                                    $21,765,256         $24,284,806
                                                ===========         ===========

Liabilities and Capital Surplus

Current liabilities:
  Note payable to International Paper           $   187,743         $   187,743
  Note payable to Mid-Am Capital LLC                112,480             112,480
  Note payable to Libra Finance                      43,750              43,750
  Note payable to Longview                              212                 212
  Note payable to Osher                               6,462               6,462
  Note payable to GMAC                               55,210                --
  Accounts payable                                7,997,907           5,962,623
  Accrued liabilities                             2,290,857           3,239,885
                                                -----------         -----------
    Total current liabilities                    10,694,621           9,553,155

Dividends payable                                 1,301,134           1,240,682
Notes payable                                       109,797                --
                                                -----------         -----------
Total liabilities                                12,105,552          10,793,837
                                                -----------         -----------

                                    BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,      December 31,
                                                                                        2006            2005
                                                                                    ------------     ------------
                                                                                     (Unaudited)
Commitments and contingencies

Capital Surplus (Note 2):
  Series B convertible, 9% cumulative, preferred stock, stated value $1.00 per share, 107,440 shares issued and outstanding; redeemable at our
    option for $107,440 plus dividends                                                   107,440          107,440
  Series H convertible, 7% cumulative preferred stock, stated value $10.00
    per share, 64,500 shares issued and outstanding                                      349,037          349,037
  Series J convertible, 8% cumulative preferred stock, stated value $10.00 per share, 200,000 shares issued and outstanding; redeemable at our
    option for 135% of stated value plus dividends                                     1,854,279        1,854,279
  Series K convertible, 8% cumulative preferred stock, stated value $10.00 per share, 95,000 shares issued and outstanding redeemable at our
    option for 120% of stated value plus dividends                                       950,000          950,000
  Common stock, par value $0.001 per share, 300,000,000 shares authorized, 185,753,753 and 184,253,753 shares issued and
    outstanding                                                                          185,754          184,254
  Additional paid-in capital                                                          59,195,583       59,142,613
  Common stock subscription receivable                                                   (10,000)         (10,000)
  Deferred compensation expense                                                         (403,697)        (475,933)
  Accumulated deficit                                                                (52,537,243)     (48,579,962)
  Translation adjustment                                                                 (31,449)         (30,759)
                                                                                    ------------     ------------

Total capital surplus                                                                  9,659,704       13,490,969
                                                                                    ------------     ------------

Total liabilities and capital surplus                                               $ 21,765,256     $ 24,284,806
                                                                                    ============     ============

                                                 See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended March 31,

                                                     2006              2005
                                                  -----------       -----------
                                                  (unaudited)       (unaudited)

Revenue -- unit sales                             $ 3,561,215       $   864,420
Revenue -- gross kit sales                               --              33,350
                                                  -----------       -----------
Total revenue                                       3,561,215           897,770
Cost of sales                                      (2,946,460)         (677,663)
                                                  -----------       -----------
Gross margin                                          614,755           220,107
Selling expenses                                    2,981,291           623,452
Product development                                   115,963            63,591
General and administrative expense                  1,380,143           653,247
                                                  -----------       -----------
Loss from operations                               (3,862,642)       (1,120,183)
Other income (expense)
  Interest income                                      15,420                65
  Interest expense                                    (38,350)         (117,130)
                                                  -----------       -----------
Loss before income taxes                           (3,885,572)       (1,237,248)
Provision for income taxes                               --                --
                                                  -----------       -----------
Net loss                                           (3,885,572)       (1,237,248)
Dividends accrued for Series B preferred stock         (2,384)           (2,384)
Dividends accrued for Series H preferred stock        (11,133)          (28,566)
Dividends accrued for Series I preferred stock           --              (5,918)
Dividends accrued for Series J preferred stock        (39,452)          (39,452)
Dividends accrued for Series K preferred stock        (18,740)          (18,740)
                                                  -----------       -----------
Net loss applicable to common shareholders        $(3,957,281)      $(1,332,308)
                                                  ===========       ===========
Weighted average number of common shares
  outstanding                                     184,253,753        59,618,018
                                                  ===========       ===========

Basic and diluted loss per share                  $     (0.02)      $     (0.02)
                                                  ===========       ===========
Comprehensive loss and its components
  consist of the following:

    Net loss                                      $(3,885,572)      $(1,237,248)

    Foreign currency translation adjustment              (690)           (8,216)
                                                  -----------       -----------
Comprehensive loss                                $(3,886,262)      $(1,245,464)
                                                  ===========       ===========

                            See accompanying notes.


                                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended March 31

                                                                                        2006             2005
                                                                                    ------------     ------------
                                                                                    (unaudited)      (unaudited)
Cash flows from operating activities:
  Net loss                                                                          $ (3,885,572)    $ (1,237,248)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                        684,642          100,726
    Stock issuance for compensation, finders' fee and due diligence fees                    --             57,500
    Allowance for doubtful accounts                                                       14,941             --
    Loss on disposal of fixed assets                                                       1,999             --
Changes in:
    Accounts receivable                                                                1,596,042           16,844
    Inventories                                                                       (2,652,769)           6,981
    Prepaid expenses and other assets                                                   (977,825)        (188,703)
    Accounts payable and accrued expenses                                              1,007,871          412,704
    Deferred product development costs                                                      --           (268,564)
                                                                                    ------------     ------------
Net cash used in operating activities                                                 (4,210,671)      (1,099,760)
                                                                                    ------------     ------------
Cash flows from investing activities:
  Licenses and trademark costs                                                          (163,536)            --
  Purchase of equipment                                                                 (249,910)         (11,625)
                                                                                    ------------     ------------
Net cash used in investing activities                                                   (413,446)         (11,625)
                                                                                    ------------     ------------
Cash flows from financing activities:
  Proceeds from conversion of warrants                                                   150,000             --
  Convertible notes payable                                                              169,323        1,150,000
  Payment of accrued dividends                                                           (11,257)            --
  Payment of notes payable                                                                (4,317)            --
  Registration costs for financing                                                       (17,143)         (26,728)
                                                                                    ------------     ------------
Net cash provided by financing activities                                                286,606        1,123,272
                                                                                    ------------     ------------
Effect of changes in exchange rates on cash                                                 (690)          (8,216)
                                                                                    ------------     ------------
Net (decrease) increase in cash and cash equivalents                                  (4,338,201)           3,671
Cash and cash equivalents, beginning of period                                         4,947,986          113,888
                                                                                    ------------     ------------
Cash and cash equivalents, end of period                                            $    609,785     $    117,559
                                                                                    ============     ============

                                              See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 -- Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Bravo! Foods International Corp. and its wholly owned subsidiary, Bravo! Brands (UK) Ltd. (collectively the "Company"). We are engaged in the sale of flavored milk products and flavor ingredients in the United States, the United Kingdom and various countries in the Middle East and we are establishing an infrastructure to conduct business in Canada.

         Subject to the matters described in the "potential restatement disclosure" set forth below in this Note 1, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB, Item 310(b) of Regulation S-B and Article 2 of Regulation S-X. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant inter company accounts and transactions have been eliminated in consolidation. The consolidated financial statements are presented in U.S. dollars. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Other adjustments, however, may be necessary based upon the considerations described under the "potential restatement disclosure" below. Operating results for the period ending March 31, 2006 are not necessarily indicative of the results that may be expected going forward.

Potential Restatement Disclosure

         In December 2005, we began to examine the classification of, and our accounting methodology for, our convertible preferred and convertible debt financing. We initiated this examination as a result of a review by the Securities and Exchange Commission of our Form 10-KSB for the fiscal year ended December 31, 2004 and our pending SB-2 registration statement, which we filed with the SEC on December21, 2005. We currently are examining the accounting methodology utilized to report the value of embedded derivatives associated with certain of our past financings, including the balance sheet reclassification and valuation of warrants associated with such financing instruments. Although we have not completed our examination, it is likely that potential changes will be made in the accounting treatment of these derivatives in that they will be have to be valued separately and fluctuations of value during applicable periods will be reflected on our past income statements and our balance sheets. Going forward, we are taking steps to avoid the recognition of the fair value fluctuations of such instruments and associated balance sheet reclassification in subsequent reporting periods, by eliminating, through an amendment, the variable conversion feature of one outstanding financing instrument, which may have had a "tainting" effect on all such instruments. We also are reviewing our accounting for the amortization of discounts, the impact of certain modifications to warrants and the beneficial conversion features associated with our various financing instruments.

         Additionally, we are reviewing our accounting for employee stock options, including the fair value calculations made, the method of amortizing deferred compensation expense and the impact of modifications made to certain options. Also, as part of this review, the Staff at the Securities and Exchange Commission has requested that we restate our historical financial statements to reclassify shipping and handling costs from selling, general and administrative expense to cost of sales.

         As a result of the matters described above, it is likely that we will restate our financial statements for the years ending December 31, 2005 and December 31, 2004. In addition, it is likely that we will

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

restate our interim financial statements for the quarterly periods reported in 2005 and 2004. These possible restatements will not affect or change our fundamental operational financial results for the reporting periods in question.

Going Concern

         As shown in the accompanying consolidated financial statements, we have suffered operating losses and negative cash flow from operations since inception and have an accumulated deficit of $52,537,243 negative working capital of $3,552,658 and we are delinquent on certain of our debts at March 31, 2006. Further, our auditors stated in their report on our Consolidated Financial Statements for the period ending December 31, 2005 that these conditions raise substantial doubt about our ability to continue as a going concern. Management plans to increase gross profit margins in our U.S. business, grow our international business, obtain additional financing and continue the implementation of our Master Distribution Agreement with Coca-Cola Enterprises Inc. While there is no assurance that funding will be available or that we will be able to improve our profit margins, we are continuing to actively seek equity and/or debt financing.

Note 2. -- Significant Accounting Policies

Revenue Recognition

United States
-------------

         In the United States, we utilize third party processors to produce our products on our behalf, which products consisted of single serve flavored milk based beverages. Under this model, we are responsible for all product development, marketing, and promotion, advertising and sales activity. We refer to this business model as "unit sales".

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

         Our milk-based products are code dated with an "expiration" date. If our third-party processor has stored inventory that approaches code date and is, as a result, not capable of being sold, we are responsible for the payment of the dock price to the third-party processor even absent a sale. If already shipped product is not sold by a date approaching the code date or has been damaged in shipment, we issue a credit to our customer.

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

         We take title to product upon its removal from quality control quarantine by our third-party processor. We have insurance coverage during our ownership, and we are responsible for inventory loss. The point of transfer of title to the inventory is manifested by the physical removal of the inventory from our third-party processor's quality control quarantine to its warehouse, where the risk of loss passes to us. Contemporaneous with that event, the third-party processor invoices us for the product, which becomes our finished goods inventory. We bear the risk of loss of non-payment by our customers.

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

International Sales
-------------------

         We have two business models for our international sales. In the United Kingdom, our business model tracks the model used by us in the United States, and we utilize third party processors to produce our products on our behalf, which products consist of single serve flavored milk based beverages. The operational infrastructure for this business is provided pursuant to an agency contract with a third party, who is responsible as our agent for all aspects of our sales, distribution, marketing, billing and collections once our products are shipped from the processor. All of these activities are done on behalf of our wholly owned UK subsidiary, Bravo! Brands (UK) Ltd., and we recognize revenue on the same basis as our US unit sales business model.

         Under our Middle East business model, however, we are not involved in the marketing, promotion, advertising or sales of the products. These activities are the responsibility of regional dairy processors located in foreign countries that produce and sell the milk products for their own behalf. In this international business, the "product" sold by us is not our flavored milk based beverages but consists of (i) the flavor ingredients used to produce the milk products and (ii) production rights granted to the regional processors to use the milk product branding and trade dress created by us for our flavored milk products. We refer to this business model as "kit sales".

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

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         We recognize revenue in our international kit sales business at the gross amount of our invoices for the sale of kits at the time of shipment of flavor ingredients to processor dairies with which we have production contracts for extended shelf life and aseptic long life milk. We base this recognition on our role as the principal in these transactions, our discretion in establishing kit prices (including the price of flavor ingredients and production rights fees), our development and refinement of flavors and flavor modifications, our discretion in supplier selection and our credit risk to pay for ingredients if processors do not pay ingredient suppliers. The revenue generated by the production contracts under this model consists of the cost of the processors' purchase of flavor ingredients and fees charged by us to the processors for production rights. We formulate the price of production rights to cover our intellectual property licenses, which varies by licensor as a percentage of the total cost of a kit sold to the processor dairy under the production agreement. We recognize revenue on the gross amount of "kit" invoices to the dairy processors and simultaneously record as cost of goods sold the cost of flavor ingredients paid by us to the ingredients supplier. The recognition of revenue generated from the sale of production rights associated with the flavor ingredients is complete upon shipment of the ingredients to the processor, given the short utilization cycle of the ingredients shipped.

         Pursuant to EITF 99-19, international sales of kits made directly to customers by us are reflected in the statements of operations on a gross basis, whereby the total amount billed to the customer is recognized as revenue.

Loss Per Common Share:
----------------------

         Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. In accordance with SFAS No. 128 "Earnings Per Share" (SFAS No. 128"), we have not included the effect of potential exercises of stock options and warrants or the conversion features of our convertible preferred and convertible debt outstanding at March 31, 2006 and 2005. As such, we have not included 110,362,179 and 146,156,178 shares of common stock equivalents, respectively, in the computation of diluted loss per share for those periods, as they were anti-dilutive.

Note 3 -- Stock Based Compensation Plans

         We grant stock options for a fixed number of common shares to employees and directors from time to time. As of March 31, 2006, approximately 1,475,000 shares are available for future issuance under our stock option plan.

         Effective January 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to account for employee stock options. Accordingly, compensation cost was recognized in the Consolidated Statement of Operations based on the vesting period of the underlying options. Prior to January 1, 2005, we accounted for employee stock options using the intrinsic value method under the provisions of APB Opinion No. 25 Accounting for Stock Issued to Employee, and no compensation expense was recognized prior to January 1, 2005.

         Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, using the modified prospective transition method. Under this method, compensation cost recognized for the three months ended March 31, 2006 included compensation cost for all share-based payments modified or granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. No options were granted during the first quarter of 2006. Results for periods prior to December 31, 2005 have not been restated.

         We recorded compensation expense of $72,000 for the three months ended March 31, 2006 resulting from the issuance and vesting of options during that period. No compensation expense was recorded for the three months ended March 31, 2005 due to the fact that all options granted prior to the beginning of that quarter were fully vested and no options were granted during that quarter. We recognized no tax benefit for share-based compensation arrangements due to the fact that we are in a

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

cumulative loss position and recognize no tax benefits in our Consolidated Statement of Operations.

         We calculate the fair value of employee stock options using a Black-Scholes-Merton option pricing model at the time the stock options are granted and amortize that value to expense over the option's vesting period using the straight-line attribution approach. The fair value for employee stock options for the three months ended March 31, 2006 was calculated based on the following assumptions:

                                               First
                                              Quarter
                                               2006
                                            ----------
              Expected term (in years)         2.25
              Risk-free interest rate          3.75%
              Expected volatility               106%
              Expected dividend yield           0.0%

         As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for two groups of employees, directors/senior management and all other employees, based on historical experience. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The cumulative effect of adopting SFAS No. 123(R) of $17,000, which represents estimated forfeitures for stock option grants outstanding at the date of adoption, was not material and therefore has been recorded as a reduction in stock-based compensation expense rather than displayed separately as a cumulative change in accounting principle in the Condensed Consolidated Statement of Operations. The adoption of SFAS No. 123(R) had no effect on cash flow from operating activities or cash flow from financing activities for the three months ended March 31, 2006.

         As we had previously adopted the provisions of SFAS No. 123 effective January 1, 2005, prior year pro forma disclosure is not applicable.

         The following table summarizes information related to our stock option activity for the three months ended March 31, 2006:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                   Shares         Price
                                                 ----------      ---------
        Outstanding as of December 31, 2005      10,358,459      $  0.31
        Granted                                           0      $
        Exercised                                         0      $
        Forfeited                                  (155,000)     $  0.75
                                                 ----------
        Outstanding as of March 31, 2006         10,203,459      $  0.31
                                                 ----------
        Exercisable as of March 31, 2006          4,251,991      $  0.39
                                                 ----------

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The following table summarizes information about options outstanding and exercisable as of March 31, 2006:

                                                              Options
                         Options Outstanding                 Exercisable
                 ------------------------------------    ------------------
                  Weighted
                  Average                  Weighted              Weighted
Range             Remaining                Average               Average
of Exercise      Contractual               Exercise              Exercise
Prices           Life (Years)    Shares      Price      Shares     Price
-------------    ------------  ---------    -------    --------  --------
$0.20 to $0.35      8.8        9,308,459     $ 0.25    3,356,991   $ 0.25
$0.60 to $2.00      7.9          895,000     $ 0.93      895,000   $ 0.93
                              ----------               ---------
                    8.7       10,203,459     $ 0.31    4,251,991   $ 0.39
                              ----------               ---------

         The total intrinsic value of options outstanding and options exercisable was $2,813,580 and $998,382, respectively as of March 31, 2006.

         As of March 31, 2006, there was $387,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized, on a straight-line basis through May 2007.

Note 4 -- Transactions in Capital

         On March 31, 2005, we received notices of exercise for and issued to Alpha Capital AG 1,000,000 shares of common stock as provided in our June 2004 A Warrant and 500,000 shares of our October 2004 C Warrant. These Warrants were exercised at a price of $0.10 per share. The shares of common stock underlying these Warrants were registered pursuant to a registration statement declared effective April 18, 2005.

Note 5 -- Business Segment and Geographic Information

         We operate principally in the single serve flavored milk industry segment, under two distinct business models. In the United States and the United Kingdom we are responsible for the sale of finished Slammers[R] and Bravo![] flavored milks (referred to as "unit sales") to retail outlets. For these unit sales, we recognize as revenue the invoiced wholesale prices that we charge to the retail outlets or distributors that purchase our flavored milks. In countries other than the United States and the United Kingdom, our

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

revenue is generated by the sale of kits to dairy processors. Each kit consists of flavor ingredients for our Slammers[R] flavored milks and production rights to manufacture and sell the milks. In line with our revenue recognition policies, we recognize the full invoiced kit price as revenue and record our cost to purchase the flavor ingredients as cost of goods sold. We currently sell kits to a third party dairy processor located in Oman, for distribution to nine Middle Eastern countries.

Note 6 -- Subsequent Events

         On April 13, 2006, we issued 457,125 shares of common stock to Longview Fund, LP pursuant to a notice of conversion of interest and premium associated with our June 2004 convertible note. The common stock underlying this note was registered pursuant to a registration statement declared effective on April 18, 2005.

         On April 17, 2006 we issued 807,692 shares of common stock underlying our Series F Warrant for 1,000,000 shares to Amro International, SA. These Warrants were exercised on a cashless basis, resulting in the cancellation of the entire Amro Series F Warrant. The shares of common stock underlying the Warrant was issued pursuant Regulation D.

         On April 21, 2006, we issued 437,500 shares of common stock to Libra Finance, SA pursuant to notices of conversion our April, June and October 2004 convertible notes. The common stock underlying these notes was registered pursuant to a registration statement declared effective on August 3, 2004 and April 18, 2005, respectively.

         On April 28, 2006 we issued 1,500,000 shares of common stock underlying our April 2004 Warrant to Alpha Capital, SA. The shares of common stock underlying the Warrant were registered pursuant to a registration statement declared effective on August 3, 2004.

         On April 28, 2006, we issued 196,078 shares of our common stock in a private placement, pursuant to Section 4(a) of the Securities Act of 1933, to Amro International, SA, an accredited investor. We received $100,000 for these shares.

         On May 12, 2006, we obtained financing in the amount of $2,500,000 and issued a promissory note in that principal amount to two accredited investors. We also issued five year warrants for 1,500,000 shares of our common stock at an exercise price of $0.80 per share in connection with this financing. The warrants and underlying common stock were issued pursuant to Regulation D.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006

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

OVERVIEW

         Our business model includes the development and marketing of our Company owned Slammers[R] and Bravo![] trademarked brands, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and the production of our branded flavored milk drinks through third party processors. In the United States and the United Kingdom, we generate revenue from the unit sales of finished branded flavored milk drinks to retail consumer outlets. We generate revenue in our Middle East business through the sale of "kits" to these dairies. The price of the "kits" consists of an invoiced price for a fixed amount of flavor ingredients per kit used to produce the flavored milk and a fee charged to the dairy processors for the production, promotion and sales rights for the branded flavored milk.

         Our new product introduction and growth expansion continues to be expensive, and we reported a net loss of $3,885,572 for the period ended March 31, 2006. As shown in the accompanying financial statements, we have suffered operating losses and negative cash flows from operations since inception and, at March 31, 2006, have an accumulated deficit of $52,537,243. These conditions give rise to substantial doubt about our ability to continue as a going concern. As discussed herein, we plan to work toward profitability in our U.S. and international business and obtain additional financing. While there is no assurance that funding will be available or that we will be able to improve our operating results, we are continuing to seek equity and/or debt financing. We cannot give any assurances, however, that management will be successful in carrying out our plans.

CORPORATE GOVERNANCE

The Board of Directors

         Our board has positions for seven directors that are elected as Class A or Class B directors at alternate annual meetings of our shareholders. Six of the seven current directors of our board are independent. Our chairman and chief executive officer are separate. The board meets regularly either in person or by telephonic conference at least four times a year, and all directors have access to the information necessary to enable them to discharge their duties. The board, as a whole, and the audit committee in particular, review our financial condition and performance on an estimated vs. actual basis and financial projections as a regular agenda item at scheduled periodic board meetings, based upon separate reports submitted by our Chief Executive Officer and Chief Accounting Officer. Our shareholders elect directors after nomination by the board, or the board appoints directors when a vacancy arises prior to an election. This year we have adopted a nomination procedure based upon a rotating nomination committee made up of those members of the director Class not up for election. The board presently is examining whether this procedure, as well as the make up of the audit and compensation committees, should be the subject of an amendment to the by-laws.

Audit Committee

         Our audit committee is composed of three independent directors and functions to assist the board in overseeing our accounting and reporting practices. Our financial information is recorded in house by our Chief Accounting Officer's office, from which we prepare financial reports. Lazar Levine & Felix LLP, independent registered public accountants and auditors, audit or review these financial reports. Our Chief Accounting Officer reviews the preliminary financial and non-financial information prepared in house with our securities counsel and the reports of the auditors. The committee reviews the preparation of our audited and unaudited periodic financial reporting and internal control reports prepared by our Chief Accounting Officer. The committee reviews significant changes in accounting policies and addresses issues and recommendations presented by our internal accountants as well as our auditors.

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

Revenue Recognition
-------------------

         We have two business models that affect revenue recognition: one for the United States and the United Kingdom and another for our international business in the Middle East. We follow the final consensus reached by the Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" in determining our revenue recognition reporting status for both business models. See Note 1 to the Financial Statements.

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

         We record our obligation under each arrangement at inception and amortize the total required payments using the straight-line method over a term of one year, which is normally the minimum time that we are allowed to sell our products in given retail outlets. We record the balance of the amortized slotting fee not used in the current period as prepaid expenses. As we apply the amortized slotting fee as contra revenue for a current period, we reduce the reported gross revenue by an amount equal to the reduction in such prepayments.

Classification of Financial Instruments with a Convertible Feature
------------------------------------------------------------------

         In determining whether the conversion feature of our financial instruments would be classified in stockholder's equity, we examine the guidance of Paragraph 4 of EITF 00-19, which provides two avenues of analysis. First, if the characteristics of the financial instrument constitute a "conventional" convertible instrument, the instrument qualifies for the scope exception of paragraphs 11(a) and 12 (c) of Statement 133, the conversion feature is not considered a derivative for the purposes of Statement 133. In order to determine whether the instrument is "conventional", we analyze whether it would constitute stockholders' equity as a freestanding derivative. Second, absent the "conventional" instrument classification and the resultant scope exception, we analyze whether the instrument meets the equity condition requirements of paragraphs 12 - 32 of EITF 00-19. Issue 00-19's classification provisions are based on an issuer's control over the form of ultimate settlement of an instrument. An issuer is deemed to control the form of settlement if it has both the contractual right to settle in equity shares and the ability to deliver equity shares. When an issuer controls the form of settlement, an instrument is generally classified as equity. If an issuer does not control the form of settlement of an instrument, net-cash settlement is assumed and the instrument is classified as an asset or liability (paragraphs 12, 13 of EITF 00-19).

         We examine the general pronouncements contained in paragraphs 12 and 13 EITF 00-19 prohibiting equity classification where net cash settlement or a cash payment for physical settlement could occur, in light of the eight conditions discussed in paragraphs 14 -- 32 of EITF 00-19. If these conditions are satisfied, then equity classification is appropriate. The eight conditions are:

         o The instrument permits the issuer to settle in unregistered shares (paragraphs 14 -- 18)

         o The issuer has sufficient authorized shares available to settle in its shares (paragraph 19)

         o The instrument contains an explicit limit on the number of shares to be delivered in a share settlement (paragraphs 20 -- 24)

         o There are no cash payments to the counterparty in the event that the issuer fails to make timely filings with the SEC (paragraph 25)

         o There are no cash settled "top-off" or "make whole" provisions (paragraph 26)

         o The contract requires net-cash settlement only where in the circumstances the holders of shares underlying the instrument also would receive cash in exchange for shares (paragraph 27 - 28)

         o There are no provisions giving the counterparty greater rights than those of a shareholder of the stock underlying the instrument (paragraph 29 - 31)

         o There is no requirement to post collateral for any reason (paragraph
           32)

         Our analysis of these considerations requires us to exercise our judgment within the stated guidelines in making our determination as to whether a particular financial instrument is appropriately classified as equity or a liability or asset.

POTENTIAL RESTATEMENT DISCLOSURE

         On December 1, 2005, the Exchange Commission ("SEC") issued a comment letter concerning a limited number of accounting issues associated with our Form 10-KSB for the year ended December 31, 2004 (the "Initial Comment Letter"). In an effort to satisfy our registration requirements, on December 21, 2005, in accordance with a Registration Rights Agreement associated with our November 2005 financing, we filed a registration statement registering the Shares and the shares of common stock underlying the Warrants issued in connection with the financing with the SEC, as well as a response letter addressing the seven comments discussed by the SEC in the Initial Comment Letter.

         On December 1, 2005, the SEC's Division of Corporation Finance issued guidance on the application of EITF 00-19 ("Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock") and FAS 133 to financial instruments containing an embedded conversion feature, such as convertible preferred stock, convertible notes and associated warrants. Since then, many companies have been contacted by the SEC for review of accounting issues relating to FAS 133 and EITF 00-19.

         In general, EITF 00-19 requires that certain types of convertible equity instruments to be reclassified as liabilities in cases where the issuer's ability to settle the instrument in equity is not entirely within the issuer's control. The standard also requires, if liability classification is determined to be appropriate, that the instrument be valued separately with future fluctuations of value reflected on the income statement. As we have financed our operations with various convertible instruments over the last several years, we were required to work through each of our financings in order to ensure the proper treatment under EITF 00-19.

         As a result of the SEC's comment December 1, 2005 comment letter, we immediately began to examine the classification of and our accounting methodology for our convertible preferred and convertible debt financing. Based upon comments from the SEC Staff, we believe that our classification of our convertible preferred stock and convertible notes as equity or liabilities will not change. We currently are examining the accounting methodology utilized to report the value of embedded derivatives associated with our financing instruments, including the balance sheet reclassification and valuation of warrants associated with such financing instruments. Potential changes likely will occur in the accounting treatment of these derivatives in that they will have to be valued separately, and fluctuations of value will be reflected on our past income statements and our balance sheets. Going forward, we have taken steps to avoid the recognition of the fair value fluctuations of such instruments, and associated balance sheet reclassification, in subsequent reporting periods, by eliminating, through an amendment, the variable conversion feature of one financing instrument, which may have had a "tainting" effect on all such instruments. We also are reviewing our accounting for the amortization of discounts, the impact of certain modifications to warrants and the beneficial conversion features associated with our various financing instruments.

         Additionally, we are reviewing our accounting for employee stock options, including the fair value calculations made, the method of amortizing deferred compensation expense and the impact of modifications made to certain options. Lastly, the Staff of the SEC has requested that we restate our historical financial statements to reclassify shipping and handling costs from selling expense to cost of sales.

         As a result of the items described above, it is likely that we will restate our financial statements for the years ending December 31, 2005 and December 31, 2004. In addition, it is likely that we will restate our interim financial statements for the quarterly periods reported in 2005 and 2004. These possible restatements will not affect or change our fundamental operational financial results for the reporting periods in question.

RESULTS OF OPERATIONS

Financial Condition at March 31, 2006
-------------------------------------

         As of March 31, 2006, we had an accumulated deficit of $52,537,243, cash on hand of $609,785 and reported total capital surplus of $9,659,704.

         For this same period of time, we had revenue of $3,561,215 and general and administrative expense of $1,380,143.

         After interest expenses of $38,350, cost of goods sold of $2,946,460, product development costs of $115,963 and selling expenses of $2,981,291 incurred in our operations, we had a net loss of $3,885,572.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
-------------------------------------------------------------------------------

Consolidated Revenue

         We had revenues for the three months ended March 31, 2006 of $3,561,215, with cost of sales of $2,946,460, resulting in a gross margin of $614,755. This revenue and resultant gross margin is net of slotting fees and promotional discounts for this period in the amount of $279,973. Of the reported $3,561,215, U.S. sales accounted for $3,531,352 with an additional $29,863 from sales in the United Kingdom. We did not have revenue in this period in the Middle East. Our reported revenue for the three months ended March 31, 2006 increased by $2,663,445, a 296.67% increase compared to revenue of $897,770 for the same period in 2005. This increase is the result of an increase in market penetration and distribution, owing to the continued implementation of our Master Distribution Agreement with Coco-Cola Enterprises in the last quarter of 2005 and the first quarter of 2006.

Consolidated Cost of Sales

         We incurred cost of goods sold of $2,946,460 for the three months ended March 31, 2006, $2,812,587 of which was incurred in our U.S. business and $133,873 of which was incurred in our United Kingdom operations. Cost of goods sold in this period increased by $2,268,797, a 334% increase compared to $677,663 for the same period in 2005. The increase in cost of goods sold reflects an increase in sales and the concomitant increase in reported cost of goods sold associated with that increase.

Segmented Revenues and Costs of Sales

         The following table presents revenue by source and type against costs of goods sold, as well as combined gross revenues and gross margins. In countries other than the United States and the United Kingdom, revenues for the period ended March 31, 2006 were generated by kit sales to third party processors. Our revenue from the sale of finished product to retail outlets is recorded as "unit sales" on the following table.


Three Months Ended                                               United                                Total
March 31, 2006                           United States           Kingdom      Middle East             Company
                                         -------------           -------      -----------             -------
Revenue -- unit sales                     $ 3,531,352          $  29,863        $   --              $ 3,561,215
Revenue -- gross kit sales                       --                 --              --                     --
                                          -----------          ---------        --------            -----------
Total revenue                               3,531,352             29,863            --                3,561,215
Cost of goods sold                         (2,812,587)          (133,873)           --               (2,946,460)
                                          -----------          ---------        --------            -----------
Gross margin                              $   718,765          $(104,010)       $   --              $   614,755
                                          ===========          =========        ========            ===========

Three Months Ended                                               United                                Total
March 31, 2005                           United States           Kingdom      Middle East             Company
                                         -------------           -------      -----------             -------
Revenue -- unit sales                     $   864,420          $    --          $   --              $   864,420
Revenue -- gross kit sales                       --                 --            33,350                 33,350
                                          -----------          ---------        --------            -----------
Total revenue                                 864,420               --            33,350                897,770
Cost of goods sold                           (675,050)              --            (2,613)              (677,663)
                                          -----------          ---------        --------            -----------
Gross margin                              $   189,370          $    --          $ 30,737            $   220,107
                                          ===========          =========        ========            ===========

         United States
         -------------

         Revenues for the period ended March 31, 2006 from unit sales in the United States increased from $864,420 for the same period in 2005 to $3,531,352 in 2005, a 308.52% increase. The increase is the result of an increase in market penetration and distribution, owing to the continued implementation of our Master Distribution Agreement with Coca-Cola Enterprises in the last quarter of 2005 and the first quarter of 2006.

         In the period ended March 31, 2006, our gross margin for U.S. sales of $718,765 increased by $529,395, or by 279.55%, from $189,370 for the same period in 2005. The increase in gross margin was the result of the increased sales and greater efficiencies in the production and distribution of our products.

         Foreign Sales
         -------------

         Revenues for the period ended March 31, 2006 from sales in the United Kingdom commenced at the end of the second quarter of 2005. The cost of sales for the current period exceeded revenue by $104,010.

This negative gross margin was the result of difficulties encountered in initial market penetration with new products introduced in the last half of 2005. We currently are re-examining our initial effort to penetrate this market in terms of available resources and product type, including packaging.

         We did not make any kit sales to the Middle East for the period ended March 31, 2006. The third party dairy processor that has the right to produce and sell our products in the Middle East had created a large pipeline inventory of our products during 2005, which it has been selling during this current period.. We expect to resume kit sales to this processor during the second quarter of 2006.

Consolidated Operating Expenses

         We incurred selling expenses of $2,981,291 for the period ended March 31, 2006, of which $2,901,005 was incurred in our United States operations. Our selling expense for this period increased by $2,357,839, a 378.19% increase compared to our selling expense of $623,452 for the same period in 2005. The increase in selling expenses in the current period was due to the hiring of additional sales staff and promotional charges associated with increased sales and our development of four new product lines.

         We incurred general and administrative expenses for the period ended March 31, 2006 of $1,380,143, of which $1,358,431 was incurred in our United States business operations. Our general and administrative expenses for this period increased by $726,896, a 111% increase compared to $653,247 for the same period in 2005. The increase in general and administrative expenses for the current period is the result of the hire of additional staff and other costs associated with the management and implementation of our relationship with Coca-Cola Enterprises under the Master Distribution Agreement..

         As a percentage of total revenue, our general and administrative expenses decreased from 72.8% in the period ended March 31, 2005, to 38.8% for the current period in 2006. We anticipate a continued effort to reduce these expenses as a percentage of sales through revenue growth, cost cutting efforts and the refinement of business operations.

Interest Expense

         We incurred interest expense for the period ended March 31, 2006 of $38,350. Our interest expense decreased by $78,780, a 67.3% increase compared to $117,130 for the same period in 2005. The decrease was due to our payment of debt instruments incurred in 2005 to finance our operations.

Loss Per Share

         We accrued dividends payable of $71,709 for various series of preferred stock during the period ended March 31, 2006. The accrued dividends decreased for this period by $23,351, or 24.6%, from $95,060 for the same period in 2005. The net loss before accrued dividends for the current period increased $2,648,324, from $1,237,248 for the period ended March 31, 2005 to $3,885,572 for the current period. The increase in the net loss was offset by the increase in the weighted average number of common shares outstanding, resulting in no change in our current period loss per share of $0.02.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2006, we reported that net cash used in operating activities was $4,210,671, net cash provided by financing activities was $286,606 and net cash used in investing activities was $413,446. We had a negative working capital of $3,552,658 as of March 31, 2006.

         Compared to $1,099,760 of net cash used in operating activities in the period ended March 31, 2005, our current period net cash used in operating activities increased by $3,110,911 to $4,210,671. This increase was the result of increased depreciation and amortization, our utilization of cash rather than equity to pay service providers in this current period, and changes in inventory, prepaid expenses, accounts payable and accrued expenses. Included in the net loss in this current period were depreciation and amortization of $684,643, compared to $100,726 for the same period in 2005.

         Changes in accounts receivable in this current period in 2006 resulted in a cash increase of $1,596,042, compared to a cash increase in receivables of $16,844 for the same period in 2005, having a net result of an increase of $1,579,198. Cash used for inventory in the current period was $2,652,769, compared to cash generated of $6,981 for the same period in 2005. This increase was the result of our building inventory in connection with the continued implementation of our Master Distribution Agreement with Coca-Cola Enterprises. The changes in accounts payable and accrued liabilities in the current period ending March 31, 2006 contributed to a cash increase of $1,007,871, whereas the changes in accounts payable and accrued liabilities for the period ended March 31, 2005 amounted to an increase of $412,704. Cash flow generated through our operating activities was inadequate to cover all of our cash disbursement needs in the period ended March 31, 2006, and we had to rely on prior equity and debt financing to cover expenses.

         Cash used in the period ended March 31, 2006 in our investing activities for equipment was $413,446 for license and trademark costs, furniture, computer equipment, and our purchase of eight vans in the U.S., compared to $11,625 for the same period in 2005.

         Net cash provided by our financing activities for the period ended March 31, 2006 was $286,606. Net cash provided by financing activities for the same period in 2005 was $1,123,272, for a net decrease of $836,666.

         Going forward, our primary requirements for cash consist of the following:

         o the continued development of our business model in the United States and on an international basis;

         o promotional and logistic production support for the capacity demands presented by our Master Distribution Agreement with Coca-Cola Enterprises

         o general overhead expenses for personnel to support the new business activities;

         o development, launch and marketing costs for our line of new branded flavored milk products, and

         o the payment of guaranteed license royalties.

         We estimate that our need for financing to meet cash requirements for operations will continue through the third quarter of 2006, when we expect that cash supplied by operating activities will approach the anticipated cash requirements for operating expenses. We anticipate the need for additional financing in 2006 to reduce our liabilities, assist in marketing and to improve shareholders' equity status. No assurances can be given that we will be able to obtain additional financing, or that operating cash flows will be sufficient to fund our operations.

         We currently have monthly working capital needs of approximately $400,000. We will continue to incur significant selling and other expenses in 2006 in order to derive more revenue in retail markets, through the introduction and ongoing support of our new products and the implementation of the Master Distribution Agreement with Coca-Cola Enterprises. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as we expand our sales markets and increase our sales within established markets. Freight charges will be reduced as we are able to ship more full truckloads of product given the reduced per unit cost associated with full truckloads versus less than full truckloads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. We believe that along with the increase in our unit sales volume, the average unit selling expense and associated costs will decrease, resulting in gross margins sufficient to mitigate cash needs. In addition, we are actively seeking additional financing to support our operational needs and to develop an expanded promotional program for our products.

External Sources of Liquidity
-----------------------------

         On November 28, 2005, we closed a funding transaction with 13 accredited institutional investors, for the issuance and sale of 40,500,000 shares of our common stock for a purchase price of $20,250,000. In addition, we also issued five-year warrants for the purchase of an additional 15,187,500 shares of common stock at an exercise price of $0.80 per share.

         We have utilized this financing for, among other things, our working capital needs throughout the current period. We anticipate the need for additional financing in 2006, to support our expanding operations in connection with the continued implementation of our Master Distribution Agreement with Coca-Cola Enterprises.

EFFECTS OF INFLATION

         We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in Internal Controls Over Financial Reporting

         In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         None

Subsequent Events

         See Note 6 of Notes to Consolidated Financial Statements

Item 6. Exhibits

Exhibits - Required by Item 601 of Regulation S-B:

         No. 31: Rule 13a-14(a) / 15d-14(a) Certifications

         No. 32: Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: May 15, 2006

/s/Roy G. Warren
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.


Signature                   Title                             Date
------------                -----                             ------

/S/ Roy G. Warren           Chief Executive Officer           May 15, 2006
                            and Director

/S/ Tommy E. Kee            Chief Accounting Officer          May 15, 2006