Form 10QSB
period 2006-06-30
BRAVO FOODS INTERNATIONAL CORP
filed 2006-09-12
CIK 1061029

-------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006

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

                 (561) 625-1411 Registrant's telephone number
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

            Date                    Class             Shares Outstanding
      September 11, 2006        Common Stock             195,018,001
                               Preferred Stock             461,188

Transitional Small Business Disclosure Format (Check One)  YES [ ]   NO [X]

BRAVO! FOODS INTERNATIONAL CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

        Consolidated balance sheets as of                               1
        June 30, 2006 and December 31, 2005 (unaudited)

        Consolidated statements of operations                           3
        for the three and six months
        ended June 30, 2006 and 2005 (unaudited)

        Consolidated statements of cash flows                           4
        for the six months ended
        June 30, 2006 and 2005 (unaudited)

        Notes to consolidated financial statements (unaudited)          5

Item 2. Management's Discussion and Analysis of Financial              42
        Condition and Results of Operations

Item 3. Controls and Procedures                                        53


PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity and Use of Proceeds               54

Item 3. Default on Senior Securities                                   54

Item 6. Exhibits                                                       55

SIGNATURES                                                             56

EXHIBITS

                                    BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)
                                                                                            June 30,        December 31,
                                                                                              2006              2005
                                                                                          ------------      ------------
                                                                                          (Unaudited)       (Unaudited)
                                                                                                            (Restated)

                                      Assets

Current assets:
  Cash and cash equivalents                                                              $      59,344     $   4,947,986
  Accounts receivable, net of allowances for doubtful accounts
   of $365,000 and $350,000 at 2006 and 2005, respectively                                   1,192,840         3,148,841
  Inventories                                                                                2,881,821           391,145
  Prepaid expenses                                                                           1,216,870           973,299
                                                                                         -------------     -------------
      Total current assets                                                                   5,350,875         9,461,271
Furniture and equipment, net                                                                   521,123           288,058
Intangible assets, net                                                                      17,234,423        18,593,560
Other assets                                                                                   217,999            15,231
                                                                                         -------------     -------------
Total assets                                                                             $  23,324,420     $  28,358,120
                                                                                         =============     =============

    Liabilities, Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                                       $   7,784,012     $   5,987,219
  Accrued liabilities                                                                        5,746,155         4,568,527
  Current maturities of notes payable                                                        2,700,195           937,743
  Convertible debt                                                                             973,214         1,012,780
  Derivative liabilities                                                                    36,425,561        35,939,235
                                                                                         -------------     -------------
      Total current liabilities                                                             53,629,137        48,445,504

Notes payable, less current maturities                                                          95,783                --
                                                                                         -------------     -------------
Total liabilities                                                                           53,724,920        48,445,504
                                                                                         -------------     -------------

                                    BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)
                                                                                            June 30,        December 31,
                                                                                              2006              2005
                                                                                          ------------      ------------
                                                                                          (Unaudited)       (Unaudited)
                                                                                                            (Restated)
Commitments and contingencies (Note 9)                                                              --                --

Redeemable preferred stock:
  Series F convertible, par value $0.001 per share, 200,000 shares designated,
   Convertible Preferred Stock, stated value $10.00 per share, 5,248 shares
   issued and outstanding                                                                       52,480            52,480
  Series H convertible, par value $0.001 per share, 350,000 shares designated,
   7% Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   63,500 and 64,500 shares issued and outstanding                                             457,867           388,305
  Series J, par value $0 001 per share,500,000 shares designated, 8%
   Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   200,000 shares issued and outstanding                                                     1,166,325           871,043
  Series K, par value $0 001 per share, 500,000 shares designated, 8% Cumulative
   Convertible Preferred Stock, stated value $10.00 per share, 95,000 shares
   issued and outstanding                                                                      814,873           792,672
                                                                                         -------------     -------------

Total redeemable preferred stock                                                             2,491,545         2,104,500
                                                                                         -------------     -------------

Stockholders' equity (deficit):
  Preferred stock, 5,000,000 shares authorized
  Series B Preferred, par value $0.001 per share, 1,260,000 shares designated, 9% Convertible Preferred Stock, stated value $1.00 per share,
   107,440 shares issued and outstanding                                                       107,440           107,440
  Common stock, par value $0.001 per share, 300,000,000 shares authorized,
   191,253,248 and 184,253,753 shares  issued and outstanding                                  191,253           184,254
  Additional paid-in capital                                                                98,972,077        96,507,932
  Common stock subscription receivable                                                         (10,000)          (10,000)
  Accumulated deficit                                                                     (132,143,495)     (118,950,751)

  Cumulative translation adjustment                                                             (9,320)          (30,759)
                                                                                         -------------     -------------

Total stockholders' equity (deficit)                                                       (32,892,045)      (22,191,884)
                                                                                         -------------     -------------

Total liabilities, Redeemable Preferred Stock and Stockholders'
 Equity (Deficit)                                                                        $  23,324,420     $  28,358,120
                                                                                         =============     =============

                                                 See accompanying notes.

                               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                Three Months Ended June 30,        Six Months Ended June 30,
                                               -----------------------------     ----------------------------
                                                   2006             2005             2006             2005
                                                   ----             ----             ----             ----
                                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                                (Restated)                        (Restated)
Revenues                                       $  3,705,226     $  2,448,618     $  7,266,441     $  3,346,388
Product costs                                    (3,253,637)      (1,680,464)      (6,200,097)      (2,358,127)
Shipping costs                                     (351,185)        (292,386)        (744,636)        (430,836)
                                               ------------     ------------     ------------     ------------
  Gross margin                                      100,404          475,768          321,708          557,425
Operating expenses:
  Selling expense                                 3,367,811        1,035,549        6,210,909        1,520,580
  General and administrative expense              1,628,317        1,836,824        3,396,521        2,595,078
  Product development                               161,356          146,733          277,319          215,757
                                               ------------     ------------     ------------     ------------
    Loss from operations                         (5,057,080)      (2,543,338)      (9,563,041)      (3,773,990)
Other income (expense)
  Derivative expense, net                        (5,047,199)     (77,311,393)         (98,011)     (75,839,650)
  Interest income (expense), net                   (397,252)        (597,729)        (431,261)      (1,491,890)
  Liquidated damages                             (2,049,889)               -       (2,128,275)               -
  Legal settlement                                 (552,600)               -         (552,600)               -
  Other income (expense)                                  -            7,164                -            7,164
                                               ------------     ------------     ------------     ------------
Income (loss) before income taxes               (13,104,020)     (80,445,296)     (12,773,188)     (81,098,366)
Provision for income taxes                                -                -                -                -
                                               ------------     ------------     ------------     ------------
  Net loss                                      (13,104,020)     (80,445,296)     (12,773,188)     (81,098,366)

Preferred stock dividends and accretion            (282,477)        (592,815)        (541,260)        (864,710)
                                               ------------     ------------     ------------     ------------
Loss applicable to common stockholders         $(13,386,497)    $(81,038,111)    $(13,314,448)    $(81,963,076)
                                               ============     ============     ============     ============

Loss per common share:
  Basic loss per common share                  $      (0.07)    $      (1.12)    $      (0.07)    $      (1.24)
                                               ============     ============     ============     ============
  Diluted loss per common share                $      (0.07)    $      (1.12)    $      (0.07)    $      (1.24)
                                               ============     ============     ============     ============
Weighted average common shares outstanding      189,388,123       72,381,911      186,843,409       66,035,224
                                               ============     ============     ============     ============
Comprehensive income (loss):
  Net income (loss)                            $(13,104,020)    $(80,445,296)    $(12,773,188)    $(81,098,366)
  Foreign currency translation                       22,129           (9,763)          21,439           (5,327)
                                               ------------     ------------     ------------     ------------
Comprehensive income (loss)                    $(13,081,891)    $(80,455,059)    $(12,751,749)    $(81,103,693)
                                               ------------     ------------     ------------     ------------

                                            See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                               Six Months Ended June 30
                                                                2006             2005
                                                            -----------------------------
                                                                              (unaudited)
                                                             (unaudited)      (restated)
Cash Flow from Operating Activities:
Net loss                                                    $(12,773,188)    $(81,098,366)
Adjustment to net loss
Depreciation and amortization                                  1,638,941          188,185
Stock issuance for due diligence and finders' fees                     -          123,450
Allowance for doubtful accounts                                   14,941                -
Legal settlement for Marvel warrants                             552,600                -
Stock issuance for consulting expense                            347,566          352,954
(Gain)/loss on derivatives                                        98,011       75,839,650
Interest expense-debt discount                                   149,454        1,261,814
Stock compensation expense                                       222,957          551,810
Gain/Loss on disposal of fixed assets                              1,998                -
Changes in operating assets & liabilities:
Accounts receivable                                            1,941,060           26,778
Inventories                                                   (2,490,676)         (54,981)
Prepaid expenses and other assets                               (249,289)        (587,267)
Accounts payable and accrued expenses                          3,160,356          893,461
                                                            ------------     ------------
Net cash used in operating activities                         (7,385,239)      (2,502,512)
                                                            ------------     ------------

Cash Flows from Investing Activities
Licenses and trademark costs                                    (450,176)         (84,166)
Purchases of equipment                                          (286,338)         (43,969)
                                                            ------------     ------------
Net cash used in investing activities                           (736,514)        (128,135)
                                                            ------------     ------------

Cash Flows provided by financing activities:
Proceeds from conversion of warrants                             500,000        1,038,509
Convertible notes payable                                      2,669,323        1,950,000
Private placement financing                                      100,000                -
Redeem warrants                                                        -          (25,000)
Payment of dividends                                             (22,514)               -
Payment of notes payable                                         (17,994)               -
Registration costs for financing                                 (17,143)         (62,639)
                                                            ------------     ------------
Net cash provided by financing activities                      3,211,672        2,900,870
                                                            ------------     ------------

Effect of changes in exchange rates on cash                       21,439           (6,406)
                                                            ------------     ------------

Net (decrease) increase in cash and cash equivalents          (4,888,642)         263,817

Cash and cash equivalent, beginning of period                  4,947,986          113,888
                                                            ------------     ------------

Cash and cash equivalent, ending of period                  $     59,344     $    377,705
                                                            ============     ============

                            See accompanying notes.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 -Nature of Business, Basis of Presentation and Liquidity and Management's Plans

Nature of Business:

We are engaged in the sale of flavored milk products and flavor ingredients in the United States, the United Kingdom and the Middle East, and we are establishing an infrastructure to conduct business in Canada.

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB, Item 310(b) of Regulation S-B and Article 10 (01)(c) of Regulation S-X. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the six-month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

As more fully described in Note 10, we have restated our balance sheet as of December 31, 2005 and our statements of operations and cash flows for the three and six months ended June 30, 2005 for errors related to the accounting for derivative instruments arising from certain of our financing transactions and certain other matters more fully described in Note 10. We have also made certain reclassifications to the December 31, 2005 balance sheet and statements of operations and cash flows for the three and six months ended June 30, 2005 to conform to presentations and classifications in the current period. The consolidated balance sheet at December 31, 2005, as restated, is unaudited. We currently are compiling an amended report on Form 10-KSB for the year ended December 31, 2005 for filing in the near future.

Liquidity and Management's Plans:

As reflected in the accompanying consolidated financial statements, we have incurred operating losses and negative cash flow from operations and have working capital deficiency of $48,278,262 as of June 30, 2006. In addition, we are delinquent on certain of our debt agreements at June 30, 2006, and we have experienced delays in filing our financial statements and registration statements due to errors in our historical accounting that have been corrected (See Note 10). Our inability to make these filings is resulting in our recognition of penalties to the investors, and these penalties will continue until we can complete our filings and register the common shares into which the investors' financial instruments are convertible. Finally, our revenues are significantly concentrated with one major customer. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business. These conditions raise substantial doubt about our ability to continue as a going concern.

We have been dependent upon third party financings as we execute our business model and plans. While our liquid reserves have been substantially depleted as of June 30, 2006, we completed a $30.0 million convertible note financing in July 2006 that is expected to fulfill our liquidity requirements through the end of 2006. However, $15.0 million of this financing is held in escrow, and we are in default on this instrument due to the delay in filing our quarterly financial report for the quarterly period ended June 30, 2006. As a result, an event of default has occurred under the terms of the Notes, and the interest rate on the Notes, payable quarterly, was increased from 9% to 14% per annum. Pursuant to the terms of the Notes,

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

upon the occurrence of an event of default, holders of the Notes may, upon written notice to the Company, each require the Company to redeem all or any portion of their Notes at a default redemption price calculated pursuant to the terms of the Notes. Subsequent to June 30, 2006, we have entered into an Amendment Agreement with the holders of the Notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of this quarterly report. See Item 3 of
Part II of this report, entitled "Default on Senior Securities", for a description of the terms of the Amendment Agreement.

We plan to increase our sales, improve our gross profit margins, augment our international business and, if necessary, obtain additional financing. Ultimately, our ability to continue is dependent upon the achievement of profitable operations. There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability.

The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Note 2. - Summary of Significant Accounting Policies:

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our financial statements are the following:

- Estimating future bad debts on accounts receivable that are carried at net realizable values.
- Estimating our reserve for unsalable and obsolete inventories that are carried at lower of cost or market.
- Estimating the fair value of our financial instruments that are required to be carried at fair value.
-     Estimating the recoverability of our long-lived assets.

We use all available information and appropriate techniques to develop our estimates. However, actual results could differ from our estimates.

Business Segment and Geographic Information
-------------------------------------------

We operate in one dominant industry segment that we have defined as the single serve flavored milk industry. While our international business is expected to grow in the future, it currently contributes less than 10% of our revenues, and we have no physical assets outside of the United States.

Revenue Recognition
-------------------

Our revenues are derived from the sale of branded milk products to customers in the United States of America, Great Britain and the Middle East. Geographically, our revenues are dispersed 98% and 2% between the United States of America and internationally, respectively. We currently have one customer in the United States that provided 74% and 0% of our revenue during the six months ended June 30, 2006 and 2005, respectively.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Revenues are recognized pursuant to formal revenue arrangements with our customers, at contracted prices, when our product is delivered to their premises and collectibility is reasonably assured. We extend merchantability warranties to our customers on our products, but otherwise do not afford our customers with rights of return. Warranty costs have historically been insignificant.

Our revenue arrangements often provide for industry-standard slotting fees where we make cash payments to the respective customer to obtain rights to place our products on their retail shelves for a stipulated period of time. We also engage in other promotional discount programs in order to enhance our sales activities. We believe our participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances are recorded as reductions to our reported revenue. Unamortized slotting fees are recorded in prepaid expenses.

Principles of Consolidation
---------------------------

Our consolidated financial statements include the accounts of Bravo! Foods International Corp. (the "Company"), and its wholly-owned subsidiary Bravo! Brands (UK) Ltd. All material intercompany balances and transactions have been eliminated.

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales. These costs amounted to approximately $351,000 and $292,000 for the three months ended June 30, 2006 and 2005, respectively; $745,000 and $431,000 for the six months ended June 30, 2006 and 2005, respectively.

Cash and Cash Equivalents
-------------------------

We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Our accounts receivable are exposed to credit risk. During the normal course of business, we extend unsecured credit to our customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. We regularly evaluate and monitor the creditworthiness of each customer. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk and our overall collection history. As of June 30, 2006 and December 31, 2005, the allowance of doubtful accounts aggregated approximately $365,000 and $350,000, respectively.

In addition, our accounts receivable are concentrated with one customer who represents 39% and 0% of our gross accounts receivable balances at June 30, 2006 and December 31, 2005, respectively. Approximately, 6% of our gross accounts receivable at June 30, 2006 are due from international customers.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Inventories
-----------

Inventories, which consist primarily of finished goods, is stated at the lower of cost on the first in, first-out method or market. Our inventories at June 30, 2006 have substantially increased from levels at December 31, 2006 because we are building inventories to support our contractual arrangement with a significant customer. Further, our inventories are perishable. Accordingly, we estimate and record lower-of-cost or market and unsalable-inventory reserves based upon a combination of our historical experience and on a specific identification basis. During the six months ended June 30, 2006, we did not provide for unsaleable inventories.

In November 2004, the FASB issued Financial Accounting Standard No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4 (FAS 151), which clarifies that inventory costs that are "abnormal" are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. FAS 151 provides examples of "abnormal" costs to include costs of idle facilities, excess freight and handling costs and spoilage. FAS 151 became effective for our fiscal year beginning January 1, 2006. The adoption of FAS No. 151 did not have a material effect on our consolidated financial statements.

Furniture and Equipment
-----------------------

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over a period of seven years for furniture and five years for equipment. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of operations.

Intangible Assets
-----------------

Our intangible assets as of June 30, 2006 and December 31, 2005 consist of our distribution agreement with Coca-Cola Enterprises ("CCE"), our manufacturing agreement with Jasper Products, Inc. and licenses and trademark costs, with estimated lives of ten years, five years and one-to-five years, respectively. The following table illustrates information about our intangible assets:

                                        June 30, 2006     December 31, 2005
                                        -----------------------------------

      Distribution agreement            $  15,960,531        $15,960,531
      Manufacturing agreement               2,700,000          2,700,000
      Licenses and trademarks                 448,096          1,315,958
      Less accumulated amortization        (1,874,204)        (1,387,929)
                                        --------------------------------
                                        $  17,234,423        $18,593,560
                                        ================================

Amortization expense amounted to $848,501 and $1,549,289 for the three and six months ended June 30, 2006 and $62,362 and $326,963 for the three and six months ended June 30, 2005.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Estimated future amortization of our intangible assets is as follows as of June 30, 2006:

      Six months ended December 31, 2006          $1,136,382
                                                  ==========
      Year ended:
        December 31, 2007                         $2,367,947
                                                  ==========
        December 31, 2008                         $2,356,342
                                                  ==========
        December 31, 2009                         $2,355,844
                                                  ==========
        December 31, 2010                         $2,203,289
                                                  ==========
        December 31, 2011                         $1,767,591
                                                  ==========

Impairment of Long-Lived Assets
-------------------------------

We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Financial Instruments
---------------------

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded is more akin to debt than equity.

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature We also carry notes payable, convertible debt and redeemable preferred stock at historical cost; however, fair values of debt instruments and redeemable preferred stock are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

As of June 30, 2006, estimated fair values and respective carrying values of our notes payable, convertible debt and redeemable preferred stock are as follows:

              Instrument                      Fair Value     Carrying Value
---------------------------------------------------------------------------

  $2,500,000 Note Payable                     $2,458,000      $1,640,906
                                              ==========================
  $200,000 Convertible Note Payable              202,000         200,000
                                              ==========================
  $15,000 Convertible Note Payable                14,200           5,214
                                              ==========================
  $600,000 Convertible Notes Payable             668,000         600,000
                                              ==========================
  $168,000 Convertible Notes Payable             168,000         168,000
                                              ==========================
  Series F Preferred Stock                        49,000          52,480
                                              ==========================
  Series H Preferred Stock                       557,000         457,867
                                              ==========================
  Series J Preferred Stock                     1,781,000       1,166,325
                                              ==========================
  Series K Preferred Stock                       927,000         814,873
                                              ==========================

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

As of December 31, 2005, estimated fair values and respective carrying values of our notes payable, convertible debt and redeemable preferred stock were as follows:

              Instrument                      Fair Value     Carrying Value
---------------------------------------------------------------------------

$200,000 Convertible Note Payable             $  190,000        $187,934
                                              ==========================
$15,000 Convertible Note Payable                  13,300           1,620
                                              ==========================
$600,000 Convertible Notes Payable               668,000         600,000
                                              ==========================
$6,250 Convertible Note Payable                    6,375           5,188
                                              ==========================
$25,000 Convertible Note Payable                  25,500          30,278
                                              ==========================
$187,760 Convertible Note Payable                187,760         187,760
                                              ==========================
Series F Preferred Stock                          46,000          52,480
                                              ==========================
Series H Preferred Stock                         525,000         388,305
                                              ==========================
Series J Preferred Stock                       1,731,000         871,043
                                              ==========================
Series K Preferred Stock                         881,000         792,672
                                              ==========================

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification,
(ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the components of derivative liabilities as of June 30, 2006 and December 31, 2005:


                                                               Note         2006              2005
                                                               ---------------------------------------

Compound derivative financial instruments that have
been bifurcated from the following financing arrangements:
----------------------------------------------------------
  $2,500,000 Note Financing                                    4(a)     $   (303,881)     $         --
  $400,000 Convertible Note Financing                          5(a)       (1,666,200)       (1,311,000)
  $2,300,000 Convertible Note Financing                        5(b)           (4,810)           (4,867)
  $600,000 Convertible Note Financing                          5(c)         (625,400)         (153,700)
  $693,000 Convertible Note Financing                          5(e)               --           (42,878)
  $660,000 Convertible Note Financing                          5(f)               --          (159,250)
  $1,008,000 Convertible Note Financing                        5(g)         (634,410)         (564,735)
  Series H Preferred Stock Financing                           6(a)         (502,451)         (381,377)
  Series J Preferred Stock Financing                           6(b)       (6,104,000)       (5,628,000)
  Series K Preferred Stock Financing                           6(c)         (272,250)         (206,200)
  Series F Preferred Stock Financing                           6(d)          (31,819)          (25,632)
Freestanding derivative contracts arising from financing
and other business arrangements:
--------------------------------------------------------
  Warrants issued with $2,500,000 Note Financing               4(a)         (739,230)               --
  Warrants issued with $693,000 Convertible Notes              5(e)               --          (924,120)
  Warrants issued with Series H Preferred Stock                6(a)         (840,269)       (1,264,109)
  Warrants issued with Series F Preferred Stock                6(d)          (21,138)         (563,096)
  Warrants issued with Series D Preferred Stock                6(d)         (406,419)         (400,214)
Other warrants                                                 8(b)      (24,273,284)      (24,310,057)
                                                                        ------------------------------
Total derivative liabilities                                            $(36,425,561)     $(35,939,235)
                                                                        ==============================

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

See the notes referenced in the table for details of the origination and accounting for these derivative financial instruments. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2006:

                                                              Conversion
Financing or other contractual arrangement:                    Features          Warrants           Total
                                                              ----------------------------------------------
  $2,500,000 Note Financing                                          --         1,500,000         1,500,000
  $400,000 Convertible Note Financing                         4,000,000                --         4,000,000
  $2,300,000 Convertible Note Financing                         120,000                --           120,000
  $600,000 Convertible Note Financing                         4,000,000                --         4,000,000
  $1,080,000 Convertible Note Financing                       1,680,000                           1,680,000
  Series D Convertible Preferred Stock                               --           611,250           611,250
  Series F Convertible Preferred Stock                          220,969            38,259           259,228
  Series H Convertible Preferred Stock (a)                           --         4,387,500         4,387,500
  Series J Convertible Preferred Stock                       20,000,000                --        20,000,000
  Series K Convertible Preferred Stock (a)                           --                --                --
Other warrants and contracts (Note 8(b))                             --        50,704,688        50,704,688
                                                              ----------------------------------------------
                                                              30,020,969        57,241,697        87,262,666
                                                              ==============================================

(a) As more fully described in Notes 6(a) and 6(c) these instruments were afforded the conventional convertible exemption, which means we did not have to bifurcate the embedded conversion feature. However, we were required to bifurcate certain other embedded derivatives as discussed in the notes. Although the conversion features did not require derivative accounting, we are required to also consider the 1,256,127 and 8,000,000 common shares, respectively, into which these instruments are convertible in determining whether we have sufficient authorized and unissued common shares for all of our share-settled obligations.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Advertising and Promotion Costs
-------------------------------

Advertising and promotion costs, which are included in selling expenses, are expensed as incurred and aggregated $934,057 and $2,187,133 for the three months ended June 30, 2006 and 2005, respectively; $351,441 and $511,554 for the six months ended June 30, 2006 and 2005, respectively.

Share-based payments
--------------------

Effective January 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 Accounting for Stock-Based compensation. Effective January 1, 2006 we adopted Financial Accounting Standards No. 123(R), Share-Based Payments (FAS123R). Under the fair value method, we recognize compensation expense for all share-based payments granted after January 1, 2005, as well as all share-based payments granted prior to, but not yet vested, as of January 1, 2005, in accordance with SFAS No. 123. Under the fair value recognition provisions of FAS 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of FAS 123 and FAS 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123(R), see Note 7 to the consolidated financial statements.

Income Taxes
------------

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

Income (Loss) Per Common Share
------------------------------

Our basic income (loss) per common share is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common share outstanding during the reporting period. Diluted income (loss) per common share is computed similar to basic income (loss) per common share except that diluted income (loss) per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three and six months ended June 30, 2006 potential common shares arising from our stock options, stock warrants, convertible debt and convertible preferred stock amounting to 62,272,513 and 61,178,096 shares, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive. For the three and six months ended June 30, 2005 potential common shares arising from our stock options, stock warrants, convertible debt

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

and convertible preferred stock amounting to 104,769,803 and 104,564,021 shares, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 3. Accrued liabilities:

Accrued liabilities consist of the following as of June 30, 2006 and December 31, 2005:

                                                                                   2006            2005
                                                                                --------------------------
Penalties owed to investors due to late registration (a)                        $2,128,275      $       --
Investor relations liability                                                     1,402,000       1,545,565
Production processor liability                                                     681,275         182,814
Accrued payroll and related                                                        600,612         636,757
Accrued interest                                                                   447,235         376,198
Discontinued products (b)                                                               --       1,710,734
Other                                                                              486,758         116,459
                                                                                --------------------------
                                                                                $5,746,155      $4,568,527
                                                                                ==========================

(a) Certain of our financing arrangements provide for penalties in the event of non-registration of securities underlying the financial instruments. Generally, these penalties are calculated as a percentage of the financing proceeds, usually between 1.0% and 2.0% each month. We accrue these penalties as they are incurred.

(b) During our year ended December 31, 2005, we discontinued certain product lines and, as a result, incurred certain penalties under purchase commitments with our manufacturing vendors. We accrued these penalties upon our decision to discontinue the products. These amounts were paid to the vendors prior to June 30, 2006.

Note 4. Notes Payable

Notes payable consist of the following as of June 30, 2006 and December 31, 2005:

                                                                                2006           2005
                                                                             ------------------------
$2,500,000 face value note payable, due November 12, 2006 (a)                $1,640,906      $      -
$750,000 face value note payable, due September 3, 2004 (b)                     750,000       750,000
$187,743 face value note payable, due December 31, 2005 (c)                     187,743       187,743
Other notes payable                                                             217,329            --
                                                                             ------------------------
   Total notes payable                                                        2,795,978       937,743
Less current maturities                                                       2,700,195       937,743
                                                                             ------------------------
Long-term notes payable                                                      $   95,783      $     --
                                                                             ========================

(a) $2,500,000 Note Payable, due November 12, 2006:

On May 12, 2006, we issued $2,500,000, six-month-term, 10% notes payable plus detachable warrants to purchase 1,500,000 shares of our common stock with a strike price of $0.80 for a period of five-years. Net proceeds from this financing transaction amounted to $2,235,000. The holder has the option to redeem the notes for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). We evaluated the terms and conditions of the notes and warrants and determined that (i) the Default

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Put required bifurcation because it did not meet the "clearly and closely related" criteria of FAS 133 and (ii) the warrants did not meet all of the requisite conditions for equity classification under FAS 133. As a result, the net proceeds from the arrangement were first allocated to the Default Put ($87,146) and the warrants ($901,665) based upon their fair values, because these instruments are required to be initially and subsequently carried at fair values. These instruments are carried in our balance sheet under the classification, Derivative Liabilities.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $2,500,000 Note Payable, due November 12, 2006.

                                         Three months          Three months           Six months          Six months
                                            ended                ended                   Ended               ended
Derivative income (expense):            June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ----------------------------------------------------------       -------------
   Default Put                            $(216,735)               --                  $(216,735)              --
                                          =======================================================================
   Warrant derivative                     $ 162,435                --                  $ 162,435               --
                                          =======================================================================

We estimated the fair value of the put on the inception date using a cash flow technique that involves probability weighting multiple outcomes. We estimated the warrant value using the Black Scholes-Merton technique. Significant assumptions included in our valuation models are as follows:

                                       Inception                June 30, 2006
                                       --------------------------------------
Trading value of common stock            $0.75                      $0.61
Warrant strike price                     $0.80                      $0.80
Volatility                              133.00%                    133.00%
Risk free rate                           5.08%                      5.04%
Expected term                         Stated term              Remaining term
Discount rate used for cash flows       13.75%                     14.00%

The fair value of the Default Put increased, resulting in a charge to income, due to changes in management's weighted probability estimates following the financing inception which generally are attributable to the increasing probability of default events. The fair value of the warrants declined principally due to the decline in our common stock trading price. Since these instruments are measured at fair value, future changes in assumptions, arising from both internal factors and general market conditions, may cause further variation in the fair value of these instruments. Changes in fair values of derivative financial instruments are reflected as charges and credits to income.

The above allocations resulted in a discount to the carrying value of the notes amounting to approximately $1,254,000. This discount, along with related deferred finance costs and future interest payments, are being amortized through periodic charges to interest expense using the effective method. Interest expense during the six months ended June 30, 2006 amounted to approximately $165,000. Interest expense during the third and fourth quarters of 2006 are currently estimated to be $637,000 and $577,000 respectively.

(b) On May 9, 2004 we received the proceeds of a $750,000 loan from Mid-Am Capital, payable September 3, 2004, with an interest rate of 8%. This loan is secured by a general security interest in all of our assets. Mid-Am has agreed to extend the note on a demand basis.

(c) In 1999, we issued a promissory note to assume existing debt owed by our then Chinese joint venture subsidiary to a supplier, International Paper. The face value of that unsecured note was $282,637 at an annual interest rate of 10.5%. The note originally required 23 monthly payments of $7,250 and a balloon

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

payment of $159,862 due on July 15, 2000. During 2000, we negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which amount represents interest due through the extension date. The balance due on this note is $187,743 at June 30, 2006 and December 31, 2005, all of which is delinquent. Although International Paper has not pursued collection of the note, it is possible that they could do so in the future and, if they do, such collection effort may have a significant adverse impact on the liquidity of the Company.

Note 5. Convertible Debt

Convertible debt carrying values consist of the following as of June 30, 2006 and December 31, 2005:

                                                                              2006           2005
                                                                            ------------------------
$200,000 Convertible Note Payable, due November 2006 (a)                    $200,000      $  187,934
$15,000 Convertible Note Payable, due May 2007 (b)                             5,214           1,620
$600,000 Convertible Note Payable, due December 2005 (c)                     600,000         600,000
$6,250 Convertible Note Payable, due April 30, 2006 (e)                           --           5,188
$25,000 Convertible Note Payable, due October 1, 2006 (f)                         --          30,278
$168,000 Convertible Note Payable, due December 1, 2005 (g)                  168,000         187,760
                                                                            ------------------------
                                                                            $973,214      $1,012,780
                                                                            ========================

(a) $400,000 Convertible Note Financing
---------------------------------------

On November 20, 2003, we issued $400,000 of 8.0% convertible notes payable, due November 20, 2005 plus warrants to purchase 14,000,000 shares of our common stock with a strike prices ranging from $0.05 to $1.00 for a period of three years. $200,000 face value of the convertible notes were outstanding on June 30, 2006 and December 31, 2005 following the modification of the underlying note agreement, extending the maturity date of the remaining balance to November 20, 2006. The convertible notes are convertible into a variable number of our common shares based upon a variable conversion price of the lower of $0.05 or 75% of the closing market price near the conversion date. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to variable conversion feature; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because, as noted above, share settlement and maintenance of an effective registration statement are not within our control. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $1,666,200 and $1,311,000 as of June 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet. Warrants related to the financing were fully converted prior to December 31, 2005.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $400,000 convertible note financing.

                                        Three months          Three months            Six months          Six months
                                           ended                ended                    Ended               ended
Derivative income (expense)             June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ------------------------------------------------------------------------------
   Compound derivative                   $(408,000)           $(2,980,800)             $(355,200)         $(2,942,400)
                                         ============================================================================
   Warrant derivative                    $      --            $(6,016,700)             $      --          $(5,733,700)
                                         ============================================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with the remaining compound derivatives.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes to zero. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the six months ended June 30, 2006 and 2005 amounted to approximately $15,000 and $53,000, respectively.

As noted in the introductory paragraph of this section, the holders extended the notes one additional year to November 2006. This modification was accounted for as an extinguishment because the present value of the amended debt was significantly different than the present value immediately preceding the modification. As a result of the extinguishment, the existing debt carrying value was adjusted to fair value using projected cash flows at market rates for similar instruments. This extinguishment resulted in our recognition of a gain on extinguishment of $22,733 in the fourth fiscal quarter of our year ended December 31, 2005.

(b) $2,300,000 Convertible Note Financing:
------------------------------------------

On January 28, 2005, May 23, 2005 and August 18, 2005, we issued $1,150,000,
$500,000 and $650,000, respectively of 8.0% convertible notes payable, due January 28, 2007 plus warrants to purchase 9,200,000, 4,000,000 and 5,200,000, respectively, shares of our common stock with a strike price of $0.129 for a period of five years. $15,000 face value of the convertible notes was outstanding on June 30, 2006 and December 31, 2005 resulting from conversions to common stock. The convertible notes are

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

convertible into a fixed number of our common shares based upon a conversion price of $0.125 with anti-dilution protection for sales of securities below the fixed conversion price. We have the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 120% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $4,810 and $4,867 as of June 30, 2006 and December 31, 2005, respectively. Further, our valuation model resulted in warrant derivative balances associated arising from the convertible note financing of $10,406,200 and $10,164,188 as of June 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $2,300,000 convertible note financing:

                                        Three months       Three months        Six months         Six months
                                            ended              ended              Ended              ended
Derivative income (expense)             June 30, 2006      June 30, 2005      June 30, 2006      June 30, 2005
                                        ----------------------------------------------------------------------
   Compound derivative                      $(590)          $(8,284,283)           $58            $(8,160,456)
                                            =================================================================
   Warrant derivative                       $  --           $(8,189,280)           $--            $(8,360,400)
                                            =================================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the six months ended June 30, 2006 and 2005 amounted to approximately $33,183 and $97,319, respectively.

(c) $600,000 Convertible Note Financing:
----------------------------------------

On June 29, 2004, we issued $600,000 of 10.0% convertible notes payable, due December 31, 2005, plus warrants to purchase 2,000,000 and 5,000,000 shares of our common stock with strike prices of $0.25 and $1.00, respectively, for a periods of five and two years, respectively. Net proceeds from this financing arrangement amounted to $500,000. As of June 30, 2006, this debt is past due and, accordingly, the outstanding carrying value of $600,000 includes $68,000 of capitalized interest following the maturity date. The convertible notes are convertible into a fixed number of our common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. We have the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $625,400 and $153,700 as of June 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

As of December 31, 2005 all warrants related to the financing had been converted.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $600,000 convertible note financing:

                                         Three months       Three months        Six months         Six months
                                            ended              ended              Ended              ended
Derivative income (expense)             June 30, 2006      June 30, 2005      June 30, 2006      June 30, 2005
                                        ----------------------------------------------------------------------
   Compound derivative                    $(339,200)       $(1,582,667)         $(471,700)       $(1,582,167)
                                          ==================================================================
   Warrant derivative                     $      --        $(5,631,800)         $      --        $(5,478,300)
                                          ==================================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the six months ended June 30, 2006 and 2005 amounted to approximately $-0- and $233,407, respectively.

(d) $240,000 Convertible Note Financing:
----------------------------------------

On December 22, 2004, we issued $240,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 800,000 at $0.15 for five years. Net proceeds from this financing arrangement amounted to $196,500. As of December 31, 2005, this debt had been fully converted. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. These amounts are included in Derivative Liabilities on our balance sheet. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As of December 31, 2005 all warrant liabilities related to the financing had been fully converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $240,000 convertible note financing:

                                        Three months          Three months            Six months          Six months
                                           ended                ended                    Ended               ended
Derivative income (expense)             June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ------------------------------------------------------------------------------
   Compound derivative                             --                 --                      --                  --
                                        ============================================================================
   Warrant derivative                              --          $(226,440)              $      --           $(210,200)
                                        ============================================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with the remaining compound derivative.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the six months ended June 30, 2006 and 2005 amounted to approximately $-0- and $90,306, respectively.

(e) $693,000 Convertible Note Financing:
----------------------------------------

On October 29, 2004, we issued $693,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 2,200,000 at $0.15 for five years. Net proceeds from this financing arrangement amounted to $550,000. As of December 31, 2005, this debt had face value $6,250 outstanding which amount had been fully converted by June 30, 2006. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances of $-0-and $42,878 as of June 30, 2006 and December 31, 2005, respectively. Our value model resulted in warrant derivative balances associated arising from the convertible note financing of $0 and $924,120 as of June 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $693,000 convertible note financing:

                                        Three months          Three months            Six months          Six months
                                           ended                ended                    Ended               ended
Derivative income (expense)             June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ------------------------------------------------------------------------------
   Compound derivative                     $(6,365)          $(2,336,319)               $(6,143)         $(2,213,579)
                                           =========================================================================
   Warrant derivative                      $    --           $(1,280,610)               $    --          $(1,246,000)
                                           =========================================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with the remaining compound instruments.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the six months ended June 30, 2006 and 2005 amounted to approximately $3,711 and $241,052, respectively.

(f) $660,000 Convertible Note Financing:
----------------------------------------

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

On April 2, 2004, we issued $660,000 of 10.0% convertible notes payable, due October 1, 2005, plus warrants to purchase 3,000,000 at $0.15 for five years. Net proceeds from this financing arrangement amounted to $493,000. As of December 31, 2005, this debt had face value $25,000 outstanding which amount had been fully converted by June 30, 2006. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances of $-0-and $159,250 as of June 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet. As of June 30, 2005, all warrants related to the financing had been fully converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $660,000 convertible note financing:

                                        Three months          Three months            Six months          Six months
                                           ended                ended                    Ended               ended
Derivative income (expense)             June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ------------------------------------------------------------------------------
   Compound derivative                    $(22,750)          $(3,139,950)               $(9,750)         $(3,002,235)
                                          ==========================================================================
   Warrant derivative                     $     --           $        --                $    --          $    61,800
                                          ==========================================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with the remaining compound instruments.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the six months ended June 30, 2006 and 2005 amounted to approximately $-0- and $78,776, respectively.

(g) $1,008,000 Convertible Note Financing:
------------------------------------------

On June 29, 2004, we issued $1,008,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 3,200,000 and 8,000,000 shares of our common stock at $0.25 and $2.00, respectively, for a periods of five years. Net proceeds from this financing arrangement amounted to $679,000. We had an outstanding balance of $168,000 and $187,760 as of June 30, 2006 and December 31, 2005, respectively on this note. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. These amounts are included in Derivative Liabilities on our balance sheet. As of December 31, 2005, all warrants related to the financing had been fully converted.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $1,008,000 convertible note financing:

                                        Three months          Three months            Six months          Six months
                                           ended                ended                    Ended               ended
Derivative income (expense)             June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ------------------------------------------------------------------------------
   Compound derivative                    $(84,602)          $(2,832,614)              $(69,675)         $(2,810,435)
                                          ==========================================================================
   Warrant derivative                           --            (7,341,300)                    --           (7,140,800)
                                          ==========================================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the six months ended June 30, 2006 and 2005 amounted to approximately $0 and $432,759, respectively.

(h) $360,000 Convertible Note Financing:
----------------------------------------

On April 21, 2005, we issued $360,000, six-month-term, 10% convertible notes payable, due October 31, 2005. Net proceeds for this financing transaction amounted to $277,488. The notes were convertible into shares of common stock at a fixed conversion rate of $0.20, with anti-dilution protection for sales of securities below the fixed conversion price. The holder converted the notes on September 30, 2005. We had the option to redeem the notes payable for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection afforded the holder; and it did not otherwise meet the conditions for equity classification. Therefore, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that was carried as a component of derivative liabilities through the date of conversion.

We allocated the initial proceeds from the financing first to the compound derivative instrument in the amount of $113,925 and the balance to the debt host instrument. We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk,

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments.

The following table illustrates fair value adjustments that we have recorded related to the compound derivative arising from the $360,000 convertible notes payable.

                                        Three months          Three months            Six months          Six months
                                           ended                ended                    Ended               ended
Derivative income (expense)             June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ------------------------------------------------------------------------------
   Compound derivative                            --         $(1,464,750)                       --        $(1,464,750)
                                        =============================================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. Since the instrument was converted on September 30, 2005, there will be no future charges or credits to derivative income (expense) associated with this instrument.

The above allocations resulted in a discount to the carrying value of the notes amounting to approximately $173,925. This discount, along with related deferred finance costs and future interest payments, are being amortized through periodic charges to interest expense using the effective method. Interest expense during the six months ended June 30, 2005 amounted to approximately $52,000.

Derivative warrant fair values are calculated using the Black-Scholes-Merton Valuation technique. Significant assumptions as of June 30, 2006, corresponding to each of the above financings (by paragraph reference) are as follows:

                                           5(a)          5(b)      5(c)       5(d)         5(e)            5(f)
                                      -------------------------------------------------------------------------
Trading market price                      $0.61         $0.61     $0.61      $0.61        $0.61           $0.61
Strike price                           $.05--$1.00      $.129      $.10       $.15        $.15            $.15
Volatility                                148%          132%      136%       136%         136%            142%
Risk-free rate                            3.25%         3.83%     3.30%      3.57%        3.39%           3.45%
Remaining term/life (years)                .42          4.13       3.0        3.5         3.33            2.75

Our stock prices have been highly volatile. Future fair value changes are significantly influenced by our trading common stock prices. As previously discussed herein, changes in fair value of derivative financial instruments are reflected in earnings.

Note 6. Preferred Stock

Our articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock. We have designated this authorized preferred stock, as follows:

(a) Series H Preferred Stock:
-----------------------------

We have designated 350,000 shares of our preferred stock as Series H Cumulative Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series H Preferred Stock has cumulative dividend rights at 7.0% of the stated amount, ranks senior to common stock and is non-voting. It is also convertible into our common stock at a fixed conversion price of $0.40 per common share. The Series H Preferred Stock is mandatorily redeemable for common stock on the fifth anniversary of its issuance. We

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

have the option to redeem the Series H Preferred Stock for cash at 135% of the stated value. The holder has the option to redeem the Series H Preferred Stock for cash at 140% of the stated value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, listing of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

Based upon our evaluation of the terms and conditions of the Series H Preferred Stock, we concluded that it was more akin to a debt instrument than an equity instrument, which means that our accounting conclusions are based upon those related to a traditional debt security, and that it should afforded the conventional convertible exemption regarding the embedded conversion feature because the conversion price is fixed. Therefore, we are not required to bifurcate the embedded conversion feature and carry it as a liability. However, we concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt-type instruments. In addition, due to the default and contingent redemption features of the Series H Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

Between December 2001 and March 2002, we issued 175,500 shares of Series H Preferred Stock for cash of $1,755,000, plus warrants to purchase an aggregate of 4,387,500 shares of common stock at $0.50 for five years. As of June 30, 2006 and December 31, 2005, 63,500 and 64,500 shares of preferred stock remain outstanding; all of the warrants remain outstanding. We allocated $1,596,228 of the proceeds from the Series H Preferred financings to the warrants at their fair values because the warrants did not meet all of the conditions necessary for equity classification and, accordingly, are carried as derivative liabilities, at fair value. We also allocated $134,228 to the Default Puts which, as described above are carried as derivative liabilities, at fair value. Finally, we recorded derivative expense of $9,666 because one of the financings did not result in sufficient proceeds to record the derivative financial instruments at fair values on the inception date.

We estimated the fair value of the derivative warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique. As a result of applying this technique, our valuation of the derivative warrants amounted to $840,269 and $1,264,109 as of June 30, 2006 and December 31, 2005,
respectively. We estimated the fair value of the Default Puts on the inception dates, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Significant assumptions underlying the probability-weighted outcomes included both our history of similar default events, all available information about our business plans that could give rise to or risk defaults and the imminence of impending or current defaults. As a result of these subjective estimates, our valuation model resulted in Default Put balances associated with the Series H Preferred Stock of $502,451 and $381,377 as of June 30, 2006 and December 31, 2005,
respectively. These amounts are included in Derivative Liabilities on our balance sheet. The following table illustrates fair value adjustments that we have recorded related to the Default Puts on the Series H Preferred Stock.

                                         Three months         Three months             Six months          Six months
                                            ended                ended                   Ended               ended
                                        June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ------------------------------------------------------------------------------
   Default Put                           $(106,089)          $    (2,064)              $(121,074)        $    (4,127)
                                         ===========================================================================
   Derivative Warrants                   $  95,936           $(2,775,061)              $ 423,839         $(2,708,401)
                                         ===========================================================================

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in our estimates about the probability of default events and amortization of the time-value element embedded in our calculations. Higher derivative expense in the three and six months ended June 30, 2006, when compared to the same periods of 2005, reflected the increased probability that the Default Put would become exercisable because we would not timely file certain reports with the Securities and Exchange Commission. In fact, we ultimately did not file our Quarterly Report on Form 10-QSB. While the Default Put became exercisable at that time, the holders of the Series H Preferred Stock did not exercise their right prior to curing the event. There can be no assurances that the holders of the Series H Preferred Stock would not exercise their rights should further defaults arise.

The discounts to the Series H Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the three and six months ended June 30, 2006 and 2005:

                                         Three months         Three months             Six months          Six months
                                            ended                ended                   Ended               ended
                                        June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ------------------------------------------------------------------------------
Cumulative dividends at 7%                 $11,115              $ 28,088                $ 22,225            $ 56,175
Accretions                                  40,388               413,269                  79,562             502,617
                                           =========================================================================
                                           $51,503              $441,357                $101,787            $558,792
                                           =========================================================================

As of June 30, 2006, $386,100 of cumulative dividends are in arrears on Series H Preferred Stock.

(b) Series J Preferred Stock:
-----------------------------

We have designated 500,000 shares of our preferred stock as Series J Cumulative Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series J Preferred Stock has cumulative dividend rights at 8.0% of the stated amount, ranks senior to common stock and is non-voting. It is also convertible into our common stock at a conversion price of $0.20 per common share. The Series J Preferred Stock is mandatorily redeemable for common stock on the fifth anniversary of its issuance. We have the option to redeem the Series J Preferred Stock for cash at 135% of the stated value. The holder has the option to redeem the Series J Preferred Stock for cash at 140% of the stated value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

Based upon our evaluation of the terms and conditions of the Series J Preferred Stock, we concluded that its features were more akin to a debt instrument than an equity instrument, which means that our accounting conclusions are generally based upon standards related to a traditional debt security. Our evaluation concluded that the embedded conversion feature was not afforded the exemption as a conventional convertible instrument due to certain variability in the conversion price and it further did not meet the conditions for equity classification. Therefore, we are required to bifurcate the embedded conversion feature and carry it as a liability. We also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt-type instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. In addition, due to the default and contingent

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

redemption features of the Series J Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

In September 2002, February 2003 and May 2003 we issued 100,000 shares, 50,000 shares and 50,000 shares, respectively, of Series J Preferred Stock for cash of $2,000,000. We also issued warrants for an aggregate of 14,000,000 shares of our common stock in connection with the financing arrangement. The warrants have terms of five years and an exercise price of $0.25. We initially allocated proceeds of $658,000 and $1,190,867 from the financing arrangements to the compound derivative discussed above and to the warrants, respectively. Since these instruments did not meet the criteria for classification, they are required to be carried as derivative liabilities, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with the Series J Preferred Stock of $6,014,000 and $5,628,000 as of June 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the Series J Preferred Stock.

                                         Three months         Three months             Six months          Six months
                                            ended                ended                   Ended               ended
Derivative income (expense)             June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ------------------------------------------------------------------------------
   Compound derivative                  $(1,400,000)         $(8,260,000)              $(476,000)        $(8,036,000)
                                        ============================================================================
   Warrant derivative                   $        --          $(5,819,200)              $      --         $(5,651,200)
                                        ============================================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

The discounts to the Series J Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the three and six months ended June 30, 2006 and 2005:

                                         Three months         Three months            Six months          Six months
                                            ended                ended                  Ended               ended
                                        June 30, 2006        June 30, 2005          June 30, 2006       June 30, 2005
                                        -----------------------------------------------------------------------------
Cumulative dividends at 8%                 $ 40,000             $ 40,000               $ 80,000            $ 80,000
Accretions                                  158,397               88,346                295,281             164,694
                                           ------------------------------------------------------------------------
                                           $198,397             $128,346               $375,281            $244,694
                                           ========================================================================

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

As of June 30, 2006, $560,000 of cumulative dividends are in arrears on Series J Preferred Stock.

(c) Series K Preferred Stock:
-----------------------------

We have designated 500,000 shares of our preferred stock as Series K Cumulative Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series K Preferred Stock has cumulative dividend rights at 8.0% of the stated amount, ranks senior to common stock and is non-voting. It is also convertible into our common stock at a fixed conversion price of $0.10 per common share. The Series K Preferred Stock is mandatorily redeemable for common stock on the fifth anniversary of its issuance. We have the option to redeem the Series K Preferred Stock for cash at 120% of the stated value. The holder has the option to redeem the Series K Preferred Stock for cash at 140% of the stated value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, listing of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

Based upon our evaluation of the terms and conditions of the Series K Preferred Stock, we concluded that it was more akin to a debt instrument than an equity instrument, which means that our accounting conclusions are based upon those related to a traditional debt security, and that it should afforded the conventional convertible exemption regarding the embedded conversion feature because the conversion price is fixed. Therefore, we are not required to bifurcate the embedded conversion feature and carry it as a liability. However, we concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt-type instruments.. In addition, due to the default and contingent redemption features of the Series K Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

In March 2004, we issued 80,000 shares of Series K Preferred Stock for cash of $800,000. In April 2004, we issued 15,000 shares of Series K Preferred Stock to extinguish debt with a carrying value of $150,000. At the time of these issuances, the trading market price of our common stock exceeded the fixed conversion price and, as a result, we allocated $160,000 and $60,000 from the March and April issuances, respectively, to stockholders' equity which amount represented a beneficial conversion feature. In addition, we recorded a debt extinguishment loss of $60,000 in connection with the April exchange of Series K Preferred Stock for debt because we estimated that it had a fair value that exceeded the carrying value of the extinguished debt by that amount. Finally, we allocated approximately $59,000 and $11,000 to the Default Puts, representing fair values, in connection with the March and April issuances, respectively.

We estimated the fair value of the Default Puts on the inception dates, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Significant assumptions underlying the probability-weighted outcomes included both our history of similar default events, all available information about our business plans that could give rise to or risk defaults, and the imminence of impending or current defaults. As a result of these subjective estimates, our valuation model resulted in Default Put balances associated with the Series K Preferred Stock of $272,250 and $206,200 as of June 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet. The following table illustrates fair value adjustments that we have recorded related to the Default Puts on the Series K Preferred Stock.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                         Three months         Three months             Six months         Six months
                                            ended                ended                   Ended              ended
                                        June 30, 2006        June 30, 2005           June 30, 2006      June 30, 2005
                                        -----------------------------------------------------------------------------
Derivative income (expense)               $(62,912)             $(1,256)               $(66,050)           $(2,513)
                                          ========================================================================

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in our estimates about the probability of default events and amortization of the time-value element embedded in our calculations. Higher derivative expense in the three and six months ended June 30, 2006, when compared to the same periods of 2005, reflected the increased probability that the Default Put would become exercisable because we would not timely file certain reports with the Securities and Exchange Commission. In fact, we ultimately did not file our Quarterly Report on Form 10-QSB. While the Default Put became exercisable at that time, the holders of the Series K Preferred Stock did not exercise their right prior to curing the event. There can be no assurances that the holders of the Series K Preferred Stock would not exercise their rights should further defaults arise.

The discounts to the Series K Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the three and six months ended June 30, 2006 and 2005:

                                         Three months       Three months        Six months         Six months
                                            ended              ended              Ended              ended
                                        June 30, 2006      June 30, 2005      June 30, 2006      June 30, 2005
                                        ----------------------------------------------------------------------
Cumulative dividends at 8%                 $19,000            $19,000            $38,000            $38,000
Accretions                                  11,186             10,519             22,201             20,878
                                           ----------------------------------------------------------------
                                           $30,186            $29,519            $60,201            $58,878
                                           ================================================================

As of June 30, 2006, $171,000 of cumulative dividends are in arrears on Series K Preferred Stock.

(d) Other Preferred Stock Designations and Financings:

Series A Preferred: We have designated 500,000 shares of our preferred stock as Series A Convertible Preferred Stock. There were no Series A Preferred Stock outstanding during the periods presented.

Series B Preferred: We have designated 1,260,000 shares of our preferred stock as Series B Convertible Preferred Stock with a stated and liquidation value of $1.00 per share. Series B Preferred has cumulative dividend rights of 9.0%, ranks senior to common stock and has voting rights equal to the number of common shares into which it may be converted. Series B Preferred is convertible into common on a share for share basis. Based upon our evaluation of the terms and conditions of the Series B Preferred Stock, we have concluded that it meets all of the requirements for equity classification. We have 107,440 shares of Series B Preferred outstanding as of June 30, 2006 and December 31, 2005.

Series D Preferred: We have designated 165,000 shares of our preferred stock as Series D Cumulative Convertible Preferred Stock with a stated and liquidation value of $10 per share. Series D Preferred has cumulative dividend rights of 6.0%, ranks senior to common stock and is non-voting. There are no shares of Series D Preferred Stock outstanding during any of the periods reported in this quarterly report. However, we continue to have 611,250 warrants outstanding that were issued in connection with the original Series D Preferred Stock Financing arrangement.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Series F Preferred: We have designated 200,000 shares of our preferred stock as Series F Convertible Preferred Stock with a stated and liquidation value of $10 per share. There were 5,248 shares of Series F Preferred Stock outstanding as of June 30, 2006 and December 31, 2005. Series F Preferred is non-voting and convertible into common stock at a variable conversion price equal to the lower of $0.60 or 75% of the trading prices near the conversion date. In addition, the holder has the option to redeem the convertible notes payable for cash at 125% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). We concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to variable conversion feature and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt-type instruments. These two derivative features were combined into one compound derivative instrument. In addition, due to the default and contingent redemption features of the Series F Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

Series I Preferred: We have designated 200,000 shares of our preferred stock as Series I Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series I Preferred has cumulative dividend rights at 8.0% of the stated value, ranks senior to common stock and is non-voting. Series I Preferred is convertible into a variable number of common shares at the lower conversion price of $0.40 or 75% of the trading market price. There were no Series I Preferred Stock outstanding as of June 30, 2006 and December 31, 2005. However, we had 30,000 shares outstanding during the six months ended June 30, 2005. We accounted for Series I Preferred Stock while it was outstanding as an instrument that was more akin to a debt instrument. We also bifurcated the embedded conversion feature and freestanding warrants issued with the financing and carried these amounts as derivative liabilities, at fair value. The table below reflects derivative income and (expense) associated with changes in the fair value of this derivative financial instrument.

The following table summarized derivative income (expense) related to compound derivatives and freestanding warrant derivatives that arose in connection with the preferred stock transactions discussed above.

                                         Three months         Three months            Six months          Six months
                                            ended                ended                  Ended               ended
Derivative income (expense)             June 30, 2006        June 30, 2005          June 30, 2006       June 30, 2005
                                        -----------------------------------------------------------------------------
Series D Preferred:
   Warrant derivative                     $(40,272)          $(1,009,480)             $ (6,205)         $  (977,522)

Series F Preferred:
   Compound derivative                     (11,490)             (279,306)               (6,187)            (122,124)
   Warrant derivative                       54,708            (3,461,437)              112,573           (3,351,857)
Series I Preferred:
   Compound derivative                          --               (73,520)                   --              (69,620)
   Warrant derivative                           --              (309,292)                   --             (250,482)
                                          -------------------------------------------------------------------------
                                          $  2,946           $(5,133,035)             $100,181          $(4,771,605)
                                          =========================================================================

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 7. - Share Based Payments

We have adopted certain incentive share-based plans that provide for the grant of up to 10,397,745 stock options to our directors, officers and key employees. As of June 30, 2006, there were 660,655 shares of common stock reserved for issuance under our stock plans. Options granted under plans prior to May, 2005 are fully vested. Subsequent options granted are under plans which become exercisable over two years in equal annual installments with the first third exercisable on grant date, provided that the individual is continuously employed by us. We did not grant options during the six months ended June 30, 2006.

On January 1, 2006, we adopted Financial Accounting Standard 123 (revised
2004), Share-Based Payments ("FAS 123(R)") which is a revision of FAS No. 123, using the modified prospective method. Under this method, compensation cost recognized for the six months ended June 30, 2006 includes compensation cost for all share-based payments modified or granted prior to but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R.

As we had previously adopted the fair-value provisions of FAS No. 123, effective January 1, 2005, the adoption of FAS 123(R) had a negligible impact on our earnings. We recorded compensation costs of $111,365 and $222,957 for the second quarter and first half of 2006, respectively, and $551,810 for the second quarter and first half of 2005. We recognized no tax benefit for share-based compensation arrangements due to the fact that we are in a cumulative loss position and recognize no tax benefits in our Consolidated Statement of Operations.

As required by FAS 123(R), we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for two groups of employees - directors / officers and key employees based on historical experience. We adjust estimated forfeitures to actual forfeiture experience as needed. The cumulative effect of adopting FAS 123(R) of $17,000, which represents estimated forfeitures for options outstanding at the date of adoption, was not material and therefore has been recorded as a reduction of our stock-based compensation costs in Selling and General and Administrative expenses expense rather than displayed separately as a cumulative change in accounting principle in the Consolidated Statement of Operations. The adoption of SFAS No. 123(R) had no effect on cash flow from operating activities or cash flow from financing activities for the six months ended June 30, 2006.

We estimate the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions and amortize that value to expense over the option's vesting period using the straight-line attribution approach:

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 Second    Six months    Second     Six months
                                Quarter       ended      Quarter       ended
                                 2006 *      2006 *       2005        2005
                                ---------------------------------------------

Expected Term (in years)          n/a         n/a           6           6
Risk-free rate                    n/a         n/a        5.01%       5.01%
Expected volatility               n/a         n/a         141%        141%
Expected dividends                n/a         n/a          0%          0%

     * No options were granted for the six months ended June 30, 2006.

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined as the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate: We based the risk-free interest rate used in our assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award's expected term.

Expected Volatility: The volatility factor used in our assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award.

Expected Dividend Yield: We do not intend to pay dividends on our common stock for the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

A summary of option activity under the stock incentive plans for the six months ended June 30, 2006 is presented below:

                                                                                  Weighted-
                                                                                   Average
                                                                  Weighted-       Remaining
                                                                   Average       Contractual         Aggregate
                                                                  Exercise           Term            Intrinsic
                  Options                         Shares            Price         (in years)           Value
--------------------------------------------   --------------   --------------   -------------   ------------------
Outstanding at December 31, 2005                  10,161,138        $0.30
Granted                                                   --        $0.00
Exercised                                                 --        $0.00
Forfeited                                            (33,333)       $0.30
Expired                                             (390,715)       $0.29

Outstanding at June 30, 2006                       9,737,090        $0.30            8.51              $3,088,060
                                                   =========        =====            ====              ==========

Vested or expected to vest at June 30, 2006        9,355,365        $0.30            8.50              $2,993,924
                                                   =========        =====            ====              ==========

Exercisable at June 30 , 2006                      6,769,838        $0.31            8.37              $2,130,133
                                                   ---------        -----            ----              ----------

No options were granted during the six months ended June 30, 2006. The weighted-average fair value of options granted during the second quarter of 2005 was $0.15. There were no exercises of options during the six months ended June 30, 2006 and the same period in 2005.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

At June 30, 2006, the Company had $422,826 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of one year.

In May 2005, we extended the contractual life of 770,000 fully vested options held by two directors. As a result of that modification, we have recognized, on a restated basis, additional compensation expense of $104,000 for the second quarter of 2005

Note 8. - Other Stockholders' Equity

(a) Issuances of Common Stock
-----------------------------

During the period ended June 30, 2006, we issued 995,725 shares of common stock upon the conversion of certain of our convertible notes. These shares were issued pursuant to registration statements declared effective by the Securities and Exchange Commission in 2004 and 2005.

During the period ended June 30, 2006, we issued 3,500,000 shares of common stock upon the exercise of warrants associated with certain of our convertible notes. These shares were issued pursuant to registration statements declared effective by the Securities and Exchange Commission in 2004 and 2005.

During the period ended June 30, 2006, we issued 807,692 shares of common stock upon the cashless exercise of warrants associated with certain of our convertible preferred stock. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933

During the period ended June 30, 2006, we issued 196,078 shares of our common stock in a private placement to an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933.

On May 12, 2006, we obtained financing in the amount $2,500,000 and issued a promissory note in that principal amount to two accredited investors. We also issued five year warrants for 1,500,000 of our common stock at an exercise price of $0.80 per share in connection with this financing. The warrants and underlying common stock were issued pursuant to Regulation D

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(b) Outstanding Warrants
------------------------

As of June 30, 2006, we had the following outstanding warrants:

                                                                                     Warrants/
                                                                     Expiration       Options        Exercise
Warrants                                             Grant date         date          Granted         Price
Series D Preferred Stock Financing                      3/9/1999      11/17/2008         17,500        0.100
Series D Preferred Stock Financing                     4/23/1999      11/17/2008          8,750        0.100
Series D Preferred Stock Financing                      2/1/2000      11/17/2008        130,000        0.100
Series D Preferred Stock Financing                      2/1/2000      11/17/2008        455,000        0.100
Series F Preferred Stock Financing                    10/13/2000      11/17/2008         38,259        0.100
Series H Preferred Stock Financing                     12/5/2001       12/4/2006      2,637,500        0.500
Series H Preferred Stock Financing                     1/30/2002       1/30/2007        375,000        0.500
Series H Preferred Stock Financing                     2/15/2002       2/14/2007        125,000        0.500
Series H Preferred Stock Financing                     3/18/2002       3/17/2007      1,250,000        0.500
January 2005 Convertible Debt Finanicng               11/20/2003      11/20/2008      2,000,000        0.050
Warrant to Licensor (also see (c), below)              6/20/2005       6/19/2007      1,000,000        0.050
Warrant to Consultant                                   4/8/2005        4/7/2007      1,000,000        0.250
Warrant to Distributor                                 8/30/2005       8/29/2008     30,000,000        0.360
November 2005 Common Stock Financing                  11/28/2005      11/27/2010     15,667,188        0.800
November 2005 Common Stock Financing                  11/28/2005      11/27/2010      1,012,500        0.500
May 2006 Debt Financing                                5/12/2006       5/11/2011      1,500,000        0.800
Other Financings                                      12/27/2001       2/28/2007         25,000        0.400
                                                                                     ----------
Total Warrants                                                                       57,241,697
                                                                                     ==========

Certain conversion features in our debt and preferred stock are indexed to a variable number of common shares based upon our trading stock price. Accordingly, in the event of stock price declines, we may have insufficient shares to share-settle all of our contracts that are convertible into or exercisable for common stock. As a result, current accounting standards require us to assume that we would not have sufficient authorized shares to settle these other warrants and, therefore, reclassify other warrants and contracts that were otherwise carried in stockholders' equity to derivative liabilities. Such warrants and contracts that required reclassification were indexed to 48,679,688 and 47,679,688 shares of our common stock as of June 30, 2006 and December 31, 2005, respectively, We are not required to reclassify certain exempt contracts and employee stock options, so those items are not included in this caption. Derivative income (expense) associated with these other warrants are summarized in the following table.

                                         Three months         Three months             Six months          Six months
                                            ended                ended                   Ended               ended
Derivative income (expense)             June 30, 2006        June 30, 2005           June 30, 2006       June 30, 2005
                                        ------------------------------------------------------------------------------
   Warrant derivative                   $(3,012,689)           $(997,826)               $463,528           $(968,905)
                                        ============================================================================

(c) Warrants issued in Settlement: During the quarterly period ended June 30, 2006 we settled a legal dispute with a licensor that resulted in the extension of the term by one year on 1,000,000 warrants previously issued to the licensor. We accounted for this extension as a reissuance and remeasurement of

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

the warrants, which resulted in a charge to our income of $552,600. We revalued the warrants using the Black-Scholes-Merton valuation model.

Note 9 - Commitments and Contingencies

Lease of Office
---------------

We lease office space, used for our corporate offices in Florida, under an operating lease that expires October 31, 2015. Future non-cancelable minimum rental payments required under the operating lease as of June 30, 2006 are as follows:

                                                               Amount
                                                            -----------
Six months ending December 31, 2006                         $    46,433
Years ending December 31,
   2007                                                          92,868
   2008                                                          92,868
   2009                                                          92,868
   2010                                                          92,868

Rent expense for the three and six months ended June 30, 2006 amounted to $31,855 and $69,761; and, rent expense for the three and six months ended June 30, 2005 amounted to $22,404 and $44,704.

Royalties:
----------

We license trademarks and trade dress from certain Licensors for use on our products. Royalty advances are payable against earned royalties on a negotiated basis for these licensed intellectual property rights. The table below identifies each Licensor to which our licenses require advance payments and, in addition, reflects the term of the respective licenses as well as the advance royalties remaining to be paid on such negotiated advance royalty payments, as of June 30, 2006. We currently are in default of our guaranteed royalty payments to Marvel Enterprises on our license for the United Kingdom by the aggregate advance remaining listed below for Marvel (UK)

                                                           Aggregate Advance
       Licensor:                               Term            Remaining
       ---------------------------------------------------------------------
       Marvel (UK)                     Two years           $     120,960
       Masterfoods                     Six years               2,430,000
       Diabetes Research Institute     One year                    2,500

Employment Contacts
-------------------

Our Chief Executive Officer, Mr. Warren, has a two-year employment contract, expiring October 2007, that provides a base salary of $300,000, plus a bonus of one quarter percent (0.25%) of net revenue and normal corporate benefits. This contract has a minimum two-year term plus a severance package upon change of control based on base salary.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Officers Toulan, Patipa, Edwards and Kee have employment contracts with base salaries aggregating $710,000 annually, plus discretionary bonuses and normal corporate benefits. These contracts have minimum two-year terms plus severance packages upon change of control based on base salary.

Our Chief Financial Officer, Mr. Kaplan, has an employment contract, expiring November 2008, that provides a base salary of $180,000 for year one, $200,000 for year two and $220,000 for year three, plus discretionary bonuses and normal corporate benefits. This contract has a minimum three-year term plus a severance package upon change of control based on base salary

Marketing Commitments
---------------------

Coca-Cola Enterprises ("CCE"). In August 2005, we executed a Master Distribution Agreement with CCE. Pursuant to this agreement, we are contractually obligated to spend an aggregate of $5,000,000 on marketing activities in 2005 and 2006 for our products that are distributed by CCE. Beginning in 2007, we are further obligated to spend an amount annually in each country within a defined territory equal or greater than 3% of our total CCE revenues in such territory (on a country by country basis). Such national and local advertising for our products includes actively marketing the Slammers mark, based on a plan to be mutually agreed each year. We are required to maintain our intellectual property rights necessary for the production, marketing and distribution of our products by CCE.

During the period commencing at the inception of the CCE agreement through the period ended June 30, 2006, we have spent $1.6 million on marketing activities pursuant to our agreement with CCE.

Note 10. Restatement of Prior Financial Statements

Our statements of operations for the three and six months ended June 30, 2005, our statement of cash flows for the six months ended June 30, 2005 and our balance sheet as of December 31, 2005 have been restated as illustrated in the following tables:

                                                                     Three months ended          Six months ended
                                                                        June 30, 2005              June 30, 2005
                                                                     --------------------------------------------
Net income (loss), as reported                                          $ (1,342,027)              $ (2,579,275)
   Share-based payments                                                     (492,319)                  (492,319)
   Deferred development costs                                               (100,059)                  (105,492)
   Derivative income (expense)                                           (77,311,393)               (75,839,650)
   Amortization of debt discounts and other charges                         (487,384)                (1,264,480)
   Investor relations charges                                               (712,114)                  (817,150)
                                                                        ---------------------------------------
Net income (loss), as restated                                          $(80,445,296)              $(81,098,366)
                                                                        =======================================

Share-based payments: We improperly measured and deferred share-based payment expense related to employee stock options that were issued commencing in the second quarter of the year ended December 31, 2005. These adjustments, which are reflected in operating expenses, reflect the effects of re-measurement of the stock options and the elimination of previously deferred compensation amounts.

Deferred development costs: We improperly capitalized development costs on our balance sheet. These adjustments reflect our revised policy that requires development costs to be expensed as they are incurred. We record development costs as a component of operating expenses.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Derivative income (expense): Derivative income (expense) arises from adjustments to our derivative liabilities to carry these instruments at fair value at the end of each reporting period. Our derivative financial instruments consist of compound and freestanding instruments. These derivative financial instruments arose from (i) our note payable, convertible note payable and preferred stock financing transactions and (ii) the reclassification of non-exempt warrants from stockholders' equity to derivative liabilities because share settlement is presumed not to be within our control. We previously did not properly allocate proceeds from our financing transactions to derivative liabilities where applicable; nor did we reclassify our other warrants to derivative liabilities when we presumably lost our ability to share settle such instruments.

Amortization of debt discounts and other charges: We have adjusted our notes payable and convertible notes payable to reflect the allocation of proceeds to derivative liabilities. These allocations have resulted in discounts to the face value of the debt, and we are required to amortize these discounts through periodic charges to interest expense using the effective method. The adjustments reflect the difference between our previous method of recognizing interest expense based upon the stated interest rate and amounts derived from the application of the effective interest method. Other charges include gains and losses on extinguishments of our debt instruments that have arisen when modifications to such instruments were considered to be significant.

Investor relations charges: We entered into a contract with an investor relations firm during 2005 that required payment in our equity securities. We incorrectly did not recognize the value of these services until the securities were issued. This adjustment reflects the proper recognition of the consulting cost in general and administrative expenses and a reciprocal amount in accrued liabilities.

Preferred stock accretions: We did not allocate proceeds from certain of our preferred stock financings to derivative financial instruments (warrants and compound derivatives) and stockholders' equity (beneficial conversion features). These adjustments reflect the accretion of discounts to the preferred stock carrying values, which are reductions to net income (loss) to arrive at income (loss) applicable to common shareholders. We have accreted these discounts in our restated financial statements through periodic charges to retained earnings using the effective method.

                                                                     Three months ended          Six months ended
                                                                        June 30, 2005              June 30, 2005
                                                                     --------------------------------------------
Loss applicable to common shareholders, as reported                     $ (1,421,928)              $ (2,754,236)
   Cumulative adjustments to net income (loss), above                    (79,103,269)               (78,519,091)
   Preferred stock accretions                                               (512,914)                  (689,749)
                                                                        ---------------------------------------
Loss applicable to common shareholders, as restated                     $(81,038,111)              $(81,963,076)
                                                                        =======================================

                                                                     Three months ended          Six months ended
                                                                        June 30, 2005              June 30, 2005
                                                                     --------------------------------------------
Income (loss) per common share, basic and diluted, as reported          $      (0.02)              $      (0.04)
   Share-based payments                                                        (0.01)                     (0.01)
   Deferred development costs                                                     --                         --
   Derivative income (expense)                                                 (1.08)                     (1.15)
   Amortization of debt discounts and other charges                               --                      (0.02)
   Preferred stock accretions                                                  (0.01)                     (0.02)
                                                                        ---------------------------------------
Income (loss) per common share, as restated                             $      (1.12)                    $(1.24)
                                                                        =======================================

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

See descriptions that we have provided under the tables for net income (loss) and income (loss) applicable to common stockholders. Our restated income (loss) per common share reflects the application of the treasury stock method and the if-converted methods where those methods are appropriate.

                                                                     Three months ended          Six months ended
                                                                        June 30, 2005              June 30, 2005
                                                                     --------------------------------------------
Comprehensive income (loss), as reported                                $ (1,351,790)              $ (2,597,254)
                                                                        ---------------------------------------
Comprehensive income (loss), as restated (a)                            $(80,455,059)              $(81,103,693)
                                                                        =======================================

Our restated comprehensive income (loss) reflects the adjustments attributable to net income (loss), above.

Our balance sheet as of December 31, 2005 has been restated as illustrated in the following table:

                                                                                     Redeemable        Stockholders
                                                  Total              Total            Preferred           Equity
                                                  Assets          Liabilities           Stock           (Deficit)
                                             -------------------------------------------------------------------------
As reported                                      $ 24,284,806     $ (10,793,837)       $        --      $ 13,490,969
Adjustments:
   Intangible assets                                3,949,773       (14,220,657)                --       (10,270,884)
   Accrued liabilities                                     --        (1,280,542)                --        (1,280,542)
   Dividends payable                                       --         1,240,682                 --         1,240,682
   Derivative liabilities--warrants                        --        (8,962,945)                --        (8,962,945)
   Notes payable and convertible notes                123,541        (6,359,791)                --        (6,236,250)
   Preferred stock adjustments                             --        (8,068,414)        (2,104,500)      (10,172,914)
   Deferred compensation                                   --                                                     --
                                             -------------------------------------------------------------------------
As restated                                      $ 28,358,120     $ (48,445,504)       $(2,104,500)     $(22,191,884)
                                             =========================================================================

Intangible assets: We entered into a Master Distribution Agreement with Coca Cola Enterprises on August 31, 2005 that provided for the issuance of 30,000,000 warrants to purchase our common stock. We originally did not value these warrants using a proper valuation method. We have restated the intangible asset to reflect its proper valuation. In addition, the warrants did not meet all of the criteria for equity classification and are carried as derivative liabilities at fair value in the amount of $14,220,657 as of December 31, 2005. Stockholders' equity (deficit) reflects the reclassification of the original value, the adjustments to fair value and adjusted amortization for the revised intangible asset carrying value.

Accrued liabilities: We entered into a contract with an investor relations firm during 2005 that required payment in our equity securities. We incorrectly did not recognize the value of these services until the securities were issued. This adjustment reflects the proper recognition of the consulting cost in general and administrative expenses and a reciprocal amount in accrued liabilities.

Dividends payable: We originally reported dividends payable of $1,240,682 on certain series of our preferred stock; it was the only non-current liability at December 31, 2005. These dividends were not declared and, therefore, they have been reversed against the related charges in retained earnings. In the future we will accrue preferred stock dividends when they have been declared.

Derivative liabilities--warrants: We issued certain debt and preferred stock that embody variable conversion rates having the effect of extending share settlement of our share obligations beyond our control. As a result, we reclassified our other warrants to derivative liabilities and carry them at fair value

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

in our revised balance sheet. Stockholders' equity (deficit) reflects the reclassification of the original equity related to these warrants and fair value adjustments.

Notes payable and convertible notes payable: We have allocated proceeds from our note payable, convertible note payable and preferred stock financing transactions, where applicable, to compound and freestanding derivative financial instruments in our restated financial statements. As noted above, we have also re-classed certain non-exempt warrants from stockholders' equity to derivative liabilities because share settlement is presumed not to be within our control. Derivative financial instruments are initially and subsequently measured at fair values using techniques consistent with the risks associated with the derivative financial instruments. In addition to the adjustments to notes payable described under derivative financial instruments above, we have restated other notes payable to properly reflect their carrying amounts. These adjustments generally were made through charges to interest expense using the effective interest method over the periods such notes were outstanding.

Preferred Stock Adjustments: We previously reported the aggregate carrying value of $3,153,316 related to our Series F, H, J and K Preferred Stock in stockholders' equity. We are required to carry these instruments outside of stockholders' equity, under the caption redeemable preferred stock, because these instruments have features where the investors' could require us to redeem them for cash. As of December 31, 2005 the carrying value of these series of preferred stock amounted to $2,104,500.

The financial instruments issued in the original preferred stock financing transactions included both freestanding derivatives (principally warrants) and compound embedded derivatives (principally conversion and default put features) that we are required to carry as derivative liabilities, and at fair values. As of December 31, 2005, these derivative liabilities had a fair value of $8,068,414.

The allocation of proceeds from our preferred stock financing transactions resulted in discounts to the carrying values of the preferred stock. The restated financial statements reflect periodic accretions of these discounts, through charges to retained earnings, using the effective method. We also incorrectly accrued undeclared dividends and have reversed those provisions.

The aggregate of our adjustments to preferred stock, including the periodic (charges) and credits to derivative income (expense), resulted in a decrease in our stockholders' equity of $10,172,914. The affects on income (loss) attributable to these adjustments are reflected in the tables, above.

Deferred Compensation: We previously reported deferred compensation as a component of stockholders' equity of $475,932. We have restated our balance sheet to revalue the underlying options and properly recognize the compensation expense amounting to $560,904 and paid in capital of $84,972.

Note 11. - Subsequent Events

Subsequent to June 30, 2006, we issued 2,000,000 shares of common stock pursuant to an exercise of a warrant associated with our November 2003 convertible note financing. The common stock underlying these notes was registered pursuant to a registration statement declared effective by the Securities and Exchange Commission in 2004.

Subsequent to June 30, 2006, we issued 1,444,453 shares of common stock upon the cashless exercise of warrants associated with certain of our convertible preferred stock. These shares were issued to accredited investors pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

               BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Subsequent to June 30, 2006, we issued 168,937 shares of common stock pursuant to a conversion of a convertible note. The shares of common stock underlying the preferred were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission in 2004.

Subsequent to June 30, 2006, we issued 250,000 shares of common stock pursuant to a conversion of our Series H preferred stock. The shares of common stock underlying the preferred were issued pursuant to Regulation D.

Subsequent to June 30, 2006, we issued 83,121 shares of our common stock in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, which is an accredited investor.

On July 27, 2006, we entered into definitive agreements to sell $30 million senior convertible notes that are due in 2010 to several institutional and accredited investors in a private placement exempt from registration under the Securities Act of 1933. The notes initially carry a 9% coupon, payable quarterly and are convertible into shares of common stock at $0.70 per share. In 2007, the coupon may decline to LIBOR upon the Company achieving certain financial milestones. The notes will begin to amortize in equal, bi-monthly payments beginning in mid-2007. We concurrently issued warrants to purchase 12,857,143 shares of common stock at $0.73 per share that expire in July 2011 to the investors in the private placement. Under the terms of the financing, we will sell $30 million notes, of which $15.0 million of the notes will be held in escrow. The release of the escrowed funds will be subject to stockholder approval. We intend to file a proxy statement seeking such shareholder approval as soon as practical. As a result of our failure to file our June 30, 2006 Form 10QSB timely, an event of default has occurred under the terms of the Notes and the interest rate on the Notes, payable quarterly, was increased from 9% to 14% per annum. Pursuant to the terms of the Notes, upon the occurrence of an event of default, holders of the Notes may, upon written notice to the Company, each require the Company to redeem all or any portion of their Notes, at a default redemption price calculated pursuant to the terms of the Notes. We have entered into an Amendment Agreement with the holders of the Notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of this quarterly report. See
Item 3 of Part II of this report, entitled "Default on Senior Securities", for a description of the terms of the Amendment Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the uncertainty as to whether our new business model can be implemented successfully; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until profitability.

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

      Our business in the United Kingdom started at the end of the second quarter of 2005. Our UK business has not been profitable owing to the difficulties encountered in initial market penetration with new products introduced in the last half of 2005 through the first half of 2006. In the current period we had a negative gross margin for our UK operations. We are examining other distribution alternatives in the UK and, while we are making this determination, we have curtailed our production of inventory necessary to maintain a normal supply pipeline.

      Our new product introduction and growth expansion continues to be expensive, and we reported a loss from operations of $9,563,041 for the period ended June 30, 2006. We had a net loss during this period of $12,773,188, largely as a result of a penalty interest expense of $2.1 million associated with our failure to have declared effective a registration statement for the common stock underlying our November 2005 financing in a timely manner. That registration statement currently is pending, and we are working to restate and file the necessary financial statements required to have that registration statement declared effective.

RESTATEMENT DISCLOSURE - NON-RELIANCE ON OUR PRIOR FINANCIAL STATEMENTS

      On December 1, 2005, the Securities and Exchange Commission ("SEC") issued a comment letter concerning accounting issues associated with our Form 10-KSB for the year ended December 31, 2004 (the "Initial Comment Letter"). In an effort to satisfy our registration requirements, on December 21, 2005, in accordance with a Registration Rights Agreement associated with our November 2005 financing, we filed a registration statement registering the Shares and the shares of common stock underlying the Warrants issued in connection with the financing with the SEC, as well as a response letter addressing the seven comments discussed by the SEC in the Initial Comment Letter.

      In its letter of December 1, 2005, the SEC's Division of Corporation Finance issued questions on the application of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, ("EITF 00-19)" and Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"),to financial instruments containing an embedded conversion feature, such as convertible preferred stock, convertible notes and associated warrants. In general, EITF 00-19 requires that certain types of convertible equity instruments be reclassified as liabilities in cases where the issuer's ability to settle the instrument in equity is not entirely within the issuer's control. The standard also requires, if liability classification is determined to be appropriate, that the instrument be valued at fair value with future changes in the value reflected in income. As we have financed our operations with various convertible instruments over the last several years, we were required to reevaluate each of our financings in order to ensure the proper treatment under EITF 00-19.

      As a result of the SEC's December 1, 2005 comment letter, we immediately began to examine the classification of and our accounting methodology for our convertible preferred and convertible debt financing. Based upon comments from the SEC Staff, we believe that our classification of our convertible preferred stock and convertible notes as equity or liabilities as previously reported will change. We have examined the accounting methodology utilized to report the value of embedded derivatives associated with our financing instruments, including the balance sheet reclassification and valuation of warrants associated with such financing instruments. We have made changes in the accounting treatment of these derivatives in that they will have been valued separately, and fluctuations of value will be reflected on our past income statements and our balance sheets. We also reviewed our accounting for the amortization of discounts, the impact of certain modifications to warrants and the beneficial conversion features associated with our various financing instruments.

      Additionally, we reviewed our accounting for employee stock options, including the fair value calculations made, the method of recognizing compensation expense and the impact of modifications made to certain options, and our treatment of deferred development costs. Lastly, the Staff of the SEC has requested that we restate our historical financial statements to reclassify shipping and handling costs from selling expenses to cost of sales.

      As a result of the items described above, we will restate our annual report on Form 10-KSB for the year ended December 31, 2005 and our quarterly report on Form 10-QSB for the quarterly period ended March 31, 2006. We have also restated the quarterly and year-to-date results for June 30, 2005 and our balance sheet as of December 31, 2005 (unaudited) in the accompanying financial presentations for comparative purposes. Until we file an amended Annual Report on Form 10-KSB for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, you should not rely on our prior financial reports.

      Notwithstanding these restatements, the SEC may have further comments on our financial information based on the restated financial results that will be filed as soon as practicable. The possibility exists that we may be required to adjust and further modify our proposed restated financial results for the periods in question. Such adjustments and modifications, if any, may have a material effect on the financial results set forth in those reports.

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

CRITICAL ACCOUNTING POLICIES

Estimates
---------

      This discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles for interim reports that are generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in our financial statements are the following:

- Estimating future bad debts on accounts receivable that are carried at net realizable values.
- Estimating our reserve for unsalable and obsolete inventories that are carried at lower of cost or market.
- Estimating the fair value of our financial instruments that are required to be carried at fair value.
-  Estimating the recoverability of our long-lived assets.

      We use all available information and appropriate techniques to develop our estimates. However, actual results could differ from our estimates.

Revenue Recognition and Accounts Receivable
-------------------------------------------

      Our revenues are derived from the sale of branded milk products to customers in the United States of America, , Great Britain and the Middle East. Geographically, our revenues are dispersed 98% and 2% between the United States of America and internationally, respectively. We currently have one customer in the United States that provided 74% and 0% of our revenue during the six months ended June 30, 2006 and 2005, respectively.

      Revenues are recognized pursuant to formal revenue arrangements with our customers, at contracted prices, when our product is delivered to their premises and collectibility is reasonably assured. We extend merchantability warranties to our customers on our products but otherwise do not afford our customers with rights of return. Warranty costs have historically been insignificant.

      Our revenue arrangements often provide for industry-standard slotting fees where we make cash payments to the respective customer to obtain rights to place our products on their retail shelves for stipulated period of time. We also engage in other promotional discount programs in order to enhance our sales activities. We believe our participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances are recorded as reductions to our reported revenue. Unamortized slotting fees are recorded in prepaid expenses.

      Our accounts receivable are exposed to credit risk. During the normal course of business, we extend unsecured credit to our customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. We regularly evaluate and monitor the creditworthiness of each customer. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk and our overall collection history. As of June 30, 2006 and December 31, 2005, the allowance of doubtful accounts aggregated $365,000 and $350,000, respectively.

      In addition, our accounts receivable are concentrated with one customer who represents 39% of our accounts receivable balances at June 30, 2006. Approximately, 6% of our accounts receivable at June 30, 2006 are due from international customers.

Inventories
-----------

      Our inventories, which consists primarily of finished goods, are stated at the lower of cost on the first in, first-out method or market. Further, our inventories are perishable. Accordingly, we estimate and record lower-of-cost or market and unsalable-inventory reserves based upon a combination of our historical experience and on a specific identification basis.

Impairment of Long-Lived Assets
-------------------------------

      Our long-lived assets consist of furniture and equipment and intangible assets. We evaluate the carrying values and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Financial Instruments
---------------------

      We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we frequently enter into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

      We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to present these more complex instruments at fair value. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to Six Months Ended June  30, 2005
--------------------------------------------------------------------------

Consolidated Revenues

      We had revenue for the six months ended June 30, 2006 of $7,266,441, with product costs of $6,200,097, and shipping costs of $744,636, resulting in a gross margin of $321,708. Our reported revenues for the six months ended June 30, 2006 increased by $3,920,053, or 117%, compared to revenues of $3,346,388 for the comparable period in 2005. This increase is the result of an increase in market penetration and distribution, owing to the continued implementation of our Master Distribution Agreement with Coca-Cola Enterprises in the first half of 2006. Revenues and gross margin are net of slotting fees and promotional discounts for the six months ended June 30, 2006 in the amount of $294,332 compared to $187,295 for the comparable period in the prior year.

      Geographically, our revenues are dispersed 98% and 2% between the United States of America and internationally, respectively. We plan to take measures to increase our international revenues as a percentage of our total revenues. In addition, we currently have one customer in the United States that provided 74% and 0% of our revenue during the six months ended June 30, 2006 and 2005, respectively. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business.

Consolidated Product Costs

      We incurred product costs and shipping costs of $6,200,097 and $744,636, respectively, for the six months ended June 30, 2006. Product costs in this period increased by $3,841,970, a 163% increase compared to $2,358,127 for the same period in 2005. Shipping costs in this period increased $313,800, a 73% increase compared to $430,836 for the same period in 2005. The increase in product costs reflects an increase in revenues and the concomitant increase in reported product costs and shipping costs associated with that increase.

Consolidated Operating Expenses

      We incurred selling expenses of $6,210,909 for the six months ended June 30, 2006. Our selling expenses for this period increased by $4,690,329, a 308% increase compared to our selling expenses of $1,520,580 for the same period in 2005. The increase in selling expenses in the current period was due to the hiring of additional sales staff and promotional charges associated with increased revenues and our development of four new product lines.

      We incurred general and administrative expense for the six months ended June 30, 2006 of $3,396,521. Our general and administrative expense for this period increased by $801,443, a 31% increase compared to $2,595,078 for the same period in 2005. As a percentage of total revenue, our general and administrative expense decreased from 77.5% in the period ended June 30, 2005, to 47% for the current period in 2006. We anticipate a continued effort to reduce this expense as a percentage of revenues through revenue growth, cost cutting efforts and the refinement of business operations. The increase in general and administrative expense for the current period is the result of the hiring of additional staff and other costs associated with the management and implementation of our relationship with Coca-Cola Enterprises under the Master Distribution Agreement.

      We incurred product development expense for the six months ended June 30, 2006 of $277,319 representing a 28.5% increase over product and development expense for the comparable period of the prior year. This increase resulted from the reformulation of existing products and the development of new products under our license agreement with General Mills.

Interest Expense

      We incurred interest expense for the six months ended June 30, 2006 of $431,261. Our interest expense decreased by $1,060,629, a 71% decrease compared to $1,491,890 for the same period in 2005. The decrease was due to conversions of debt to common stock in late 2005 that eliminated the accrual of interest associated with that debt.

Liquidated Damages

      On November 28, 2005, we sold 40,500,000 shares of the Company's common stock to the Subscribers for $20,250,000 to thirteen accredited institutional investors. We also issued five-year warrants for the purchase of an additional 15,187,500 shares of common stock at an exercise price of $0.80 per share. The issued securities are restricted and have been issued pursuant to an exemption to the registration requirements of Section 5 of the Securities Act of 1933 for "transactions of the issuer not involving any public offering" provided in
Section 4(2) of the Act and pursuant to a Regulation D offering. The securities carry registration rights that obligate the Company to file a registration statement within 45 days and have the registration statement declared effective 120 days from closing. We are in default of our obligation to register the securities sold in this transaction and have incurred liquidated damages of $2,128,275 for the six months ended June 30, 2006, pursuant to the terms of the stock purchase agreements for this transaction as a result of that default.

Legal Settlement

      In June 2005, we issued Marvel Enterprises a warrant to purchase 1,000,000 shares of our common stock in connection with the grant of a trademark license by Marvel to the Company. The warrant contained an expiration date of June 16, 2006. In connection with the issuance of the warrant, we executed a registration rights agreement with Marvel that required us to use our reasonable best efforts to cause the effectiveness of a registration statement, under the Securities Act of 1933, for the resale by Marvel of the shares purchasable under the warrant. In December 2005, the Company filed a registration statement under From SB-2 that included the common stock underlying the Marvel warrant. As of March 31, 2006, however, the Registration Statement had not been declared effective. In the second quarter of 2006, Marvel filed a complaint against the Company, alleging that Marvel had been damaged by our failure to cause a registration statement to become effective. On June 7, 2006, we settled the lawsuit, without the necessity of filing an answer to the complaint, by delivering to Marvel an amendment to the Warrant extending its term through June 16, 2007, and Marvel dismissed its complaint.

Gain on Debt Extinguishment

      We reported a gain on debt extinguishments for the six months ended June 30, 2005 of $7,164, resulting from the modification of the terms of certain notes.

Derivative Expense

      Derivative expense arises from changes in the fair value of our derivative financial instruments and, in rare instances, day-one losses when the fair value of embedded and freestanding derivative financial instruments issued or included in financing transactions exceed the proceeds or other basis. Derivative financial instruments include freestanding warrants, compound embedded derivative features that have been bifurcated from debt and preferred stock financings. In addition, our derivative financial instruments arise from the reclassification of other non-financing derivative and other contracts from stockholders' equity because share settlement is not within our control while certain variable share price indexed financing instruments are outstanding.

      Our derivative expense amounted to $98,011 for the six months ended June 30, 2006, compared to $75,839,650 for the corresponding period of the prior year as a result of changes in fair value.

      Changes in the fair value of compound derivatives indexed to our common stock are significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of warrant derivatives is significantly affected by changes in our trading stock prices. The fair value of derivative financial instruments that are settled solely with cash fluctuate with changes in management's weighted probability estimates following the financing inception and are generally attributable to the increasing probability of default events on debt and preferred stock financings. The fair value of the warrants declined principally due to the decline in our common stock trading price. Since these instruments are measured at fair value, future changes in assumptions, arising from both internal factors and general market conditions, may cause further variation in the fair value of these instruments. Future changes in these underlying internal and external market conditions will have a continuing effect on derivative expense associated with our derivative financial instruments.

      In addition, we entered into a $30 million debt and warrant financing in July 2006 that will require the bifurcation of derivative financial instruments. We have not calculated the amounts of these derivatives, but their effects on our earnings, arising from fair value changes, will be consistent with the derivatives that we include in our financial statements as of June 30, 2006.

Net Loss

      We had a net loss for the six months ended June 30, 2006 of $12,773,188 compared with a net loss of $81,098,366 for the same period in 2005. The magnitude of both the 2006 and 2005 net loss is principally related to the result of our recording changes in derivative expense on the consolidated statement of operations.

Loss Applicable to Common Shareholders

      Loss applicable to common shareholders represents net loss less preferred stock dividends and accretion of our redeemable preferred stock to redemption value using the effective method. Diluted loss per common share reflects the assumed conversion of all dilutive securities, such as convertible preferred stock, convertible debt, warrants, and employee stock options.

Loss per Common Share

      The Company's basic loss per common share for the six months ended June 30, 2006 was $(0.07), compared with a basic loss per common share for the same period in 2005 of $(1.24). Because the Company experienced net losses for all periods presented, all potential common share conversions existing in our financial instruments would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for all periods presented.

      The weighted average common shares outstanding increased from 66,035,224 for the six months ended June 30, 2005 to 186,843,409 for the same period in 2006. The increase is attributed primarily to conversions of our convertible debt and preferred instruments into common shares. Potential common stock conversions excluded from the computation of diluted earnings per share amounted to 61,178,096 and 104,564,021 for the six month periods ending June 30, 2006 and June 30, 2005, respectively.

Comprehensive Loss

Comprehensive loss differs from net income (loss) for the six months ended June 30, 2006 and 2005 by $21,439 and ($5,327), respectively, which represents the effects of foreign currency translation on the financial statements of our subsidiaries denominated in foreign currencies. Our foreign operations are currently not significant. Increases in our foreign operations will likely increase the effects of foreign currency translation adjustments on our financial statements.

Three Months Ended June 30, 2006 Compared to the Three Months
-------------------------------------------------------------
Ended June 30, 2005
-------------------

Consolidated Revenues

      The Company had revenues for the three months ended June 30, 2006 of $3,705,226, with product costs of $3,253,637 and shipping costs of $351,185, resulting in a gross margin of $100,404, or 2.7 % of sales. Our revenues for the three months ended June 30, 2006 increased by $1,256,608, a 51% increase compared to revenues of $2,448,618 for the three months ended June 30, 2005. The increase in revenue in the United States for the three months ended June 30, 2006 is the result of the increased distribution of our product through Coca-Cola Enterprises.

Consolidated Product Costs

      The Company incurred product costs of $3,253,637 and shipping costs of $351,185 for the three months ended June 30, 2006. Product costs for this period increased by $1,573,173, a 93.6% increase compared to $1,680,464 for the three months ended June 30, 2005. The increase in product costs and shipping costs in the United States for the three months ended June 30, 2006 is the result of increased revenues.

Consolidated Operating Expenses

      The Company incurred selling expenses for the three months ended June 30, 2006 of $3,367,811. Selling expenses increased for the three months ended June 30, 2006 by $2,332,262, a 225% increase compared to the selling expenses of $1,035,549 for the three months ended June 30, 2005. The increase in selling expenses is the result of increased sales.

      The Company incurred general and administrative expenses for the three months ended June 30, 2006 of $1,628,317. General and administrative expenses for the three months ended June 30, 2006 decreased by $208,507, a 11.3% increase compared to $1,836,824 for the same period in 2005. The decrease in general and administrative expenses for the current period is the result of the recognition of warrant costs recognized in 2005 for warrants granted to an investor relations firm.

Interest Expense

      The Company incurred interest expense for the three months ended June 30, 2006 of $397,252. Interest expense for the three months ended June 30, 2006 decreased by $200,477, a 33.5% decrease compared to $597,729, for the same period in 2005. This decrease was the result of conversions of debt to common stock in late 2005 that eliminated the accrual of interest associated with that debt.

Liquidated Damages

      On November 28, 2005, we sold 40,500,000 shares of the Company's common stock to the Subscribers for $20,250,000 to thirteen accredited institutional investors. We also issued five-year warrants for the purchase of an additional 15,187,500 shares of common stock at an exercise price of $0.80 per share. The issued securities are restricted and have been issued pursuant to an exemption to the registration requirements of Section 5 of the Securities Act of 1933 for "transactions of the issuer not involving any public offering" provided in
Section 4(2) of the Act and pursuant to a Regulation D offering. The securities carry registration rights that obligate the Company to file a registration statement within 45 days and have the registration statement declared effective within 120 days from closing. We are in default of our obligation to register the securities sold in this transaction and have incurred liquidated damages of $2,049,889 for the three months ended June 30, 2006, pursuant to the terms of the stock purchase agreements for this transaction as a result of that default.

Derivative Expense

      Derivative expense arises from changes in the fair value of our derivative financial instruments and, in rare instances, day-one losses when the fair value of embedded and freestanding derivative financial instruments issued or included in financing transactions exceed the proceeds or other basis. Derivative financial instruments include freestanding warrants, compound embedded derivative features that have been bifurcated from debt and preferred stock financings. In addition, our derivative financial instruments arise from the reclassification of other non-financing derivative and other contracts from stockholders' equity because share settlement is not within our control while certain variable share price indexed financing instruments are outstanding.

      Our derivative expense amounted to $5,047,199 for the three months ended June 30, 2006, compared to $77,311,393 for the corresponding period of the prior year.

      Changes in the fair values of compound derivatives indexed to our common stock are significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair values of warrant derivatives is significantly affected by changes in our trading stock prices. The fair values of derivative financial instruments that are settled solely with cash fluctuate with changes in management's weighted probability estimates following the financing inception and are generally attributable to the increasing probability of default events on debt and preferred stock financings. The fair values of the warrants declined principally due to the decline in our common stock trading price. Since these instruments are measured at fair value, future changes in assumptions, arising from both internal factors and general market conditions, may cause further variation in the fair values of these instruments. Future changes in these underlying internal and external market conditions will have a continuing effect on derivative expense associated with our derivative financial instruments.

      In addition, we entered into a $30 million debt and warrant financing in July 2006 that will require the bifurcation of derivative financial instruments. We have not calculated the amounts of these derivatives, but their effects on our earnings, arising from fair value changes, will be consistent with the derivatives that we include in our financial statements as of June 30, 2006.

Net Loss

      We had had a net loss for the three months ended June 30, 2005 of $13,104,020, compared with a net loss of $80,445,296 for the same period in 2005. The magnitude of the 2006 and 2005 loss is the result of our recording changes in the fair value in our derivatives.

Loss Applicable to Common Shareholders

      Loss applicable to common shareholders represents net loss less preferred stock dividends and accretion of our redeemable preferred stock to redemption value using the effective method.

Loss per Common Share

      The Company's basic loss per common share for the three months ended June 30, 2006 was $(0.07), compared with a basic loss per common share for the same period in 2005 of $(1.12). Because the Company experienced net losses for all periods presented, all potential common share conversions existing in our financial instruments would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for all periods presented.

      The weighted average common shares outstanding increased from 72,381,911 for the three months ended June 30, 2005 to 189,388,123 for the same period in 2006. The increase is attributed primarily to conversions of our convertible debt and preferred instruments into common shares. Potential common stock conversions excluded from the computation of diluted earnings per share amounted to 80,359,701 and 156,093,017 for the three month periods ending June 30, 2006 and June 30, 2005, respectively.

Comprehensive Loss

      Comprehensive loss differs from net loss for the three months ended June 30, 2006 and 2005 by $22,129 and ($9,763), respectively, which represents the effects of foreign currency translation on the financial statements of our subsidiaries denominated in foreign currencies. Our foreign operations are currently not significant. Increases in our foreign operations will likely increase the effects of foreign currency translation adjustments on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Management's Plans:

      As reflected in the accompanying consolidated financial statements, we have incurred operating losses and negative cash flow from operations and have negative working capital of $48,278,262 as of June 30, 2006. This negative figure is largely the effect of our recording of $36,425,561 for derivative liabilities. In addition, we are delinquent on certain of our debt agreements at June 30, 2006, and, we have experienced delays in filing our financial statements and registration statements due to errors in our historical accounting that currently are being corrected. Our inability to make these filings is resulting in our recognition of penalties payable to the investors. These penalties will continue until we can complete our filings and register the common shares into which the investors' financial instruments are convertible. Finally, our revenues are significantly concentrated with one major customer. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business. These conditions raise substantial doubt about our ability to continue as a going concern.

      We have been dependent upon third party financings as we execute on our business model and plans. While our liquid reserves have been substantially depleted as of June 30, 2006, we completed a $30.0 million convertible note financing in July 2006 that is expected to fulfill our liquidity requirements through the end of 2006. However, $15.0 million of this financing is being held in escrow, and we are in default on this instrument due to the delay in filing our quarterly financial report for the quarterly period ended June 30, 2006. We have entered into an Amendment Agreement with the holders of the Notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of this quarterly report.

      We plan to increase our revenues, improve our gross margins, augment our international business and, if necessary, obtain additional financing. Ultimately, our ability to continue is dependent upon the achievement of profitable operations. There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability.

      The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Information about our cash flows

      As of June 30, 2006, we reported that net cash used in operating activities was $7,385,239, net cash provided by financing activities was $3,211,672 and net cash used in investing activities was $736,514 during the six months ended June 30, 2006. We had a negative working capital of $48,278,262 as of June 30, 2006. This negative working capital is largely the effect of our recording of $36,425,561 for derivative liabilities during this period.

      Compared to $2,502,512 of net cash used in operating activities in the six months ended June 30, 2005, our current period net cash used in operating activities increased by $4,882,727 to $7,385,239. This increase was the result of our utilization of cash rather than equity to pay service providers in this current period and significant growth in our inventories.

      Changes in accounts receivable during the six months ended June 30, 2006 resulted in a cash increase of $1,941,060, compared to a cash increase in receivables of $26,778 for the same period in 2005, having a net result of an increase of $1,914,282. Inventory increased during this period by $2,490,676 in 2006, compared to an increase of $54,981 for the same period in 2005. This increase was the result of our building inventories in connection with the continued implementation of our Master

Distribution Agreement with Coca-Cola Enterprises. The changes in accounts payable and accrued liabilities in the six months ended June 30, 2006 contributed to a cash increase of $3,160,386, whereas the changes in accounts payable and accrued liabilities for the same period in 2005 amounted to an increase of $893,461. Cash flows provided by our operating activities was inadequate to cover all of our cash disbursement needs in the period ended June 30, 2006 and we had to rely on prior equity and new convertible debt financing to cover operating expenses.

      Cash used during the six months ended June 30, 2006 in our investing activities was $736,514 for license and trademark costs, furniture, computer equipment and our purchase of eight vans in the U.S., compared to $128,135 for the same period in 2005.

      Net cash provided by our financing activities for the six months ended June 30, 2006 was $3,211,672. Net cash provided by financing activities for the same period in 2005 was $2,900,870, for a net increase of $310,802.

      Going forward, our primary requirements for cash consist of the following:

      o the continued development of our business model in the United States and on an international basis;

      o promotional and logistic production support for the capacity demands presented by our Master Distribution Agreement with Coca-Cola Enterprises;

      o general overhead expenses for personnel to support the new business activities;

      o development, launch and marketing costs for our line of new branded flavored milk products and

      o  the payment of guaranteed license royalties.

      We estimate that our need for financing to meet cash requirements for operations will continue through the third or fourth quarter of 2006, when we expect that cash supplied by operating activities will approach the anticipated cash requirements for operating expenses. We anticipated the need for additional financing in 2006 to reduce our liabilities, assist in marketing and to improve stockholders' equity status, and we secured $30 million in senior convertible note financing in July 2006. We have received half of the proceeds from this financing in the third quarter, with the balance held in escrow pending a shareholder vote to increase our authorized shares to cover the escrowed balance. No assurances can be given that we will be able to obtain the approval of our shareholders to increase our authorized shares, or that operating cash flows will be sufficient to fund our operations.

      We currently have monthly working capital needs of approximately $400,000. We will continue to incur significant selling and other expenses in 2006 in order to derive more revenue in retail markets, through the introduction and ongoing support of our new products and the implementation of the Master Distribution Agreement with Coca-Cola Enterprises. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as we expand our sales markets and increase our revenues within established markets. Freight charges will be reduced as we are able to ship more full truckloads of product given the reduced per unit cost associated with full truckloads versus less than full truckloads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. We believe that along with the increase in our unit sales volume, the average unit selling expenses and associated costs will decrease, resulting in gross margins sufficient to mitigate cash needs. In addition, we are actively seeking additional financing to support our operational needs and to develop an expanded promotional program for our products.

External Sources of Liquidity
-----------------------------

      On May 12, 2006, we obtained financing in the amount $2,500,000 and issued promissory notes in that aggregate principal amount to two accredited investors. One of these investors has exercised rights of participation and has reinvested $1,000,000 of this note in the July 27, 2006 financing described below. The remaining $1,500,000 principal of the notes has been paid in full with the part of the July 27, 2006 financing proceeds.

      On July 27, 2006, we entered into definitive agreements to sell $30 million senior convertible notes (the "Notes")that are due in 2010 to several institutional and accredited investors in a private placement exempt from registration under the Securities Act of 1933. The notes initially carry a 9% coupon, payable quarterly, and are convertible into shares of common stock at $0.70 per share. In 2007, the coupon may decline to LIBOR upon the Company achieving certain financial milestones. The Notes will begin to amortize in equal, bi-monthly payments beginning in mid-2007. We issued warrants to purchase 12,857,143 shares of common stock at $0.73 per share that expire in July 2011 to the investors in the private placement. Under the terms of the financing, we sold $30 million notes, of which $15.0 million of the notes are being held in escrow. The release of the funds will be subject to stockholder approval of the increase of our authorized shares from 300,000,000 to 500,000,000 and the effectiveness of a registration statement convering the common stock underlying the Notes, Additional Notes and associartes warrants. We will utilize this financing for, among other things, our working capital needs. We have filed a proxy statement seeking such shareholder approval at a Special Meeting of Shareholders.

      As a result of our failure to file our June 30, 2006 Form 10QSB timely, an event of default has occurred under the terms of the Notes and the interest rate on the Notes, payable quarterly, was increased from 9% to 14% per annum. Pursuant to the terms of the Notes, upon the occurrence of an event of default, holders of the Notes may, upon written notice to the Company, each require the Company to redeem all or any portion of their Notes, at a default redemption price calculated pursuant to the terms of the Notes. We have entered into an Amendment Agreement with the holders of the Notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of this quarterly report. See Item 3 of
Part II of this report, entitled "Default on Senior Securities", for a description of the terms of the Amendment Agreement.

EFFECTS OF INFLATION

      We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

      We have carried out an evaluation, under the supervision and with the participation of our audit committee and management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange

Act Rules 13a-15(b) and 15d-15(b). During this evaluation, management considered the impact any material weaknesses and other deficiencies in our internal control over financial reporting might have on our disclosure controls and procedures.

      Based upon this evaluation, we determined that the following material weakness existed:

      Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions, particularly as they relate to accounting for derivatives, which has caused the Company to restate its consolidated financial statements for each of the two years ended December 31, 2004 and 2005, and for the quarterly periods contained within those years (collectively, the "financial statements") in order to properly present those financial statements;

      Because the material weakness identified in connection with the assessment of our internal control over financial reporting as of June 30, 2006 has not been fully remedied, our Chief Executive Officer and our Chief Accounting Officer concluded our disclosure controls and procedures were not effective as of June 30, 2006. To address these control weaknesses, the Company engaged advisory accountants, who performed additional analysis and performed other procedures for our preparation of the unaudited quarterly consolidated financial statements appearing in this Form 10-QSB in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB, Item 310(b) of Regulation S-B and Article 10(01)(c) of Regulation S-X.

      In addition, we have added or are initiating the following additional controls to the Company's internal control over financial reporting which will improve such internal control subsequent to the date of the evaluation. These changes are:

      o We have restructured certain departmental responsibilities as they relate to the financial reporting function.

      o We have added one more experienced full-time accountant to our accounting staff, whose responsibilities will include the identification and implementation of proper accounting procedures relating to current and new guidance on financial reporting issues which apply to the Company.

      o We have commenced a search for a consultant to perform a review for the purpose of performing an independent evaluation of the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      See Note 8 of Notes to Consolidated Financial Statements.

Item 3.  Default on Senior Securities

On July 27, 2006, we entered into definitive agreements to sell $30 million senior convertible notes (the "Notes") that are due in 2010 to several institutional and accredited investors in a private placement exempt from registration under the Securities Act of 1933. Under the terms of the financing, we sold $30 million notes, of which $15.0 million were issued upon closing (the "Notes") with the balance of the notes (the "Additional Notes") held in escrow until our satisfaction of certain conditions.. As a result of the Company's non-timely filing of its Form 10-QSB for the quarterly period ended June 30, 2006, an event of default occurred under the terms of the $30 million Senior Convertible Notes issued on July 27,

2006 and the annual interest rate on the Notes and Additional Notes was increased from 9% to 14%. In the event, however, that such event of default is subsequently cured, interest on the Notes shall revert to the rate of 9% per annum. In addition, upon the occurrence of an event of default, holders of the Notes and Additional Notes may, upon written notice to the Company, require the Company to redeem all or any portion of their Notes.

      On August 31, 2006, the Company entered into Amendment Agreements with the holders of the Notes and Additional Notes, pursuant to the which holders each agreed to release the Company from the events of default that occurred under the terms of the Notes as a result the Company's non-filing of its Form 10-QSB for the quarterly period ended June 30, 2006. The Company agreed, in consideration for such releases, to exchange the $15 million Additional Notes for amended and restated notes (the Amended and Restated Notes). The Amendment Agreement provides for termination by the non-breaching party if closing of the transactions contemplated by the Amendment Agreement does not occur by September 1, 2006 due to one party's failure to satisfy its conditions to closing. The Amendment Agreement also provides for the extension of certain time limits with regard to dates set forth in the financing documentation in connection with the Securities Purchase Agreement, dated as of July 26, 2006.

The Amended and Restated Notes will be issued upon closing of the transactions contemplated by the Amendment Agreement. The terms of the Amended and Restated Notes differ from the terms of the Additional Notes in certain regards. The conversion price applicable to the conversion of any portion of the principal of the Amended and Restated Notes is $0.51, which price is reduced from $0.70 for the Additional Notes. The Amended and Restated Notes also provide that, from and after the earlier of (i) October 10, 2006 and (ii) the date the Stockholder Approval is obtained, the holder may require the Company to redeem at such holder's option any portion of the holder's Amended and Restated Note in cash at a price equal to 125% of the amount redeemed. Notwithstanding the foregoing, between November 15, 2006 and December 15, 2006, provided the Company meets certain conditions, the Company may request the holder to require that the Company redeem any portion of such holder's notes. In the event that such holder does not so request, the holder's right to any such optional redemptions shall terminate; provided, however, that once a holder delivers such a request, its right to deliver a subsequent request shall terminate. The holders, pursuant to the Amended and Restated Notes, each will also agree, upon such holder's delivery of an optional redemption request, to waive certain debt and equity restrictions applicable to the Company pursuant to the financing documentation in connection with the Securities Purchase Agreement, dated as of July 26, 2006.

Subsequent Events

      See Note 11 of Notes to Consolidated Financial Statements.

Item 6.  Exhibits

Exhibits - Required by Item 601 of Regulation S-B:

      No. 20.1:   Form 8-K filed August 2, 2006 Item 8.01 Transaction
                  Documents for $30 million financing (incorporated by reference)

      No. 20.2:   Form 8-K Filed August 14, 2006 Item 7.01 Triggering
                  Events of Default (incorporated by reference)

      No. 20.3:   Form 8-K Filed August 22, 2006 Item 4.02 Non-Reliance on
                  Previously Issued Financial Statements (incorporated by reference)

      No. 20.4:   Form 8-K Filed September 5, 2006 Item 1.01 Amendment
                  Agreement -Release of Default (incorporated by reference)

      No. 31:     Rule 13a-14(a) / 15d-14(a) Certifications

      No. 32:     Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: September 11, 2006

/s/Roy G. Warren
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                Title                           Date
---------                -----                           ----
/S/ Roy G. Warren        Chief Executive Officer         September 11, 2006
                         and Director

/S/ Tommy E. Kee         Chief Accounting Officer        September 11, 2006