Form 10KSB/A
period 2005-12-31
BRAVO FOODS INTERNATIONAL CORP
filed 2006-10-03
CIK 1061029

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

================================================================================

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

The aggregate market value of the voting stock held by non-affiliates of the issuer on September 25, 2006, based upon the $0.56 per share close price of such stock on that date, was $91,688,225 based upon 163,728,971 shares held by non-affiliates of the issuer. The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of September 25, 2006 was 195,018,001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for our year ended December 31, 2005 to reflect the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004 and the quarterly periods therein. As more fully described in Note 13 to the consolidated financial statements, included herein, we have restated our consolidated financial statements to (i) properly account for certain derivative financial instruments embedded in our notes payable, convertible notes payable and redeemable preferred stock, (ii) properly account for other derivative financial instruments (principally warrants) that were issued in connection with our financing and other business arrangements, (iii) reclassify and properly account for redeemable preferred stock and (iv) address certain other matters more fully described in Note 13. We have also restated Management's Discussion and Analysis and our Evaluation of Disclosure Controls and Procedures, to give effect to the restated financial information.

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

      In January 2005, we formed Bravo! Brands (UK) Ltd., a United Kingdom registered company that is wholly owned by Bravo! Brands International Ltd. We will utilize Bravo! Brands (UK) Ltd. to advance the production, promotion and distribution of licensed branded products in the United Kingdom through production and sales agent agreements with local entities. Currently, we are evaluating our distribution and product mix in the UK in order to develop and implement a more effective business plan going forward. During this period of re-evaluation, we have ceased production of our products in the United Kingdom.

The Business

      Our business involves the development and marketing of our own Slammers(R) and Bravo!(TM) trademarked brands, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and, in certain international markets, the granting of production and marketing rights to processor dairies to produce branded flavored milk utilizing our intellectual property. In addition, we anticipate the commencement of exporting our products to Mexico and Canada in the fourth quarter 2006 and first quarter 2007, respectively.

      In the United States, we generate revenue from the sales of finished branded flavored milks to retail consumer outlets or distributors for resale to retail consumer outlets. Currently, we use a single third-party processor in the United Sates to produce all of our single serve milk based beverages. We anticipate the expanded production of our products with the addition of HP Hood, LLC as a second processor, with production commencing in the fourth quarter 2006. We recognize revenue in the United

States at the gross amount of our invoices for the sale of finished product to wholesale buyers or distributors. We take title to our branded flavored milks when they are shipped by our third party processors and recognize as revenue the gross wholesale price charged to our wholesale customers or distributors. Our gross margin is determined by the reported wholesale price less (i) the cost charged by our third party processor, to produce our branded milk products and (ii) shipping costs.

      Internationally, we generate revenue primarily through our sale to processors of flavor ingredients utilized for our products, which are developed and refined by us, and the grant of production rights to processors to produce our flavored milks. The consideration paid to us under these production contracts consists of fees charged for our grant of production rights for our branded flavored milks plus a charge for flavor ingredients.

      All of our third party licensing agreements recognize that we will use third party production agreements for the processing of flavored milk products and that the milk products will be produced and may be sold directly by those processors. Our responsibilities under our third party production agreements are to design and provide approved packaging artwork, to help determine the best tasting flavors for the particular market and to assist in the administration, promotion and expansion of the respective branded milk programs. Ingredients for the flavored milks are formulated to our specifications and supplied on an exclusive basis by either Givaudan Flavors Group or Mastertaste, both of which are flavor development and production companies. In the United States, we are the vendor of record for our direct wholesale business and assume the responsibility for sales and marketing of our flavored milks.

Master Distribution Agreement - Coca-Cola Enterprises
-----------------------------------------------------

      On August 31, 2005, we entered into a ten-year Master Distribution Agreement with Coca-Cola Enterprises Inc that we believe will significantly expand the distribution and sales of our products. The agreement provides for the distribution of our products in Coca-Cola Enterprises in the United States, all U.S. possessions, Canada, Belgium, continental France, Great Britain, Luxembourg, Monaco and the Netherlands, as well as any other geographic territory to which, during the term of the agreement, Coca-Cola Enterprises obtains the license to distribute beverages of The Coca-Cola Company. The appointment of Coca-Cola Enterprises as the exclusive distributor for our products was effective August 30, 2005, has an effective distribution date of October 31, 2005 and an expiration date of August 15, 2015. Coca-Cola Enterprises has the option to renew the Master Agreement for two subsequent periods of ten additional years. Attendant to the execution of the agreements we issued three-year warrants to Coca-Cola Enterprises for the right to purchase 30 million shares of our common stock at an exercise price of $0.36 per share.

      Under the terms of the agreement, Coca-Cola Enterprises is obligated to use all commercially reasonable efforts to solicit, procure and obtain orders for our products and merchandise and actively promote the sale of such products in the Territory, as defined in the agreement. The agreement establishes a comprehensive process for the phased transition from our existing system of distributors to Coca-Cola Enterprises, dependent upon distribution territory, product and sales channels. Under the agreement, Coca-Cola Enterprises implemented its distribution on a ramp-up basis, commencing , October 31, 2005. Coca-Cola Enterprises' distribution in other Territory areas will be dependent upon, among other things, third-party licensing considerations and compliance with the regulatory requirements for the products in foreign countries.

      We have agreed to provide the following:
      o strategic direction of our products;
      o maintain sales force education and support;

      o actively market and advertise our products and design and develop point of sale materials and advertising.

      We are also responsible for handling:
      o consumer inquiries;
      o product development; and
      o the manufacture and adequate supply of our products for distribution by Coca-Cola Enterprises.

      The terms of the agreement require our company to maintain the intellectual property rights necessary for our company to produce, market and/or distribute and for Coca-Cola Enterprises to sell our products in the Territory. We are obligated to spend a fixed dollar amount through 2006 on national and local advertising, including actively marketing the Slammers trademark, based on a plan as mutually agreed each year. Beginning in 2007, the Company shall allocate an amount per year for such activities in each country in the defined Territory equal or greater than an agreed upon percentage of our total revenue in such country.

      Under the agreement, Coca-Cola Enterprises has the right of first refusal to distribute any new products developed by our company, and the agreement establishes a process for the potential expansion of Coca-Cola Enterprises' distribution of the Company's products to new territories. Either party may terminate the agreement for a material breach, insolvency or bankruptcy. Coca-Cola Enterprises may terminate (i) for change of control by our company,
(ii) upon a material governmental regulatory enforcement action or threatened governmental action having a material adverse consumer or sales impact on our products and (iii) upon twelve months notice after August 15, 2006.

Third Party Intellectual Property Licenses
------------------------------------------

      Marvel Enterprises, Inc. (Super Heroes(R) and Marvel Heroes(R))

      On February 4, 2005, we entered into a two-year license agreement for the utilization of Marvel Heroes characters on our flavored milks in the United Kingdom and Ireland. We agreed to a royalty rate of 4% of net wholesale sales in the territory against the prepayment of a guaranteed minimum royalty amount. We have adopted the unit sales model currently used in the United States. We have outsourced the infrastructure required for the production, promotion, marketing, distribution and sale of our products through a production agreement with Waterfront Corporation in the UK and through an exclusive sales agency agreement with Drinks Brokers, Ltd. a UK registered company responsible for the launch and growth of several major beverage brands in the licensed territory. Currently, we are evaluating our distribution and product mix in the UK in order to develop and implement a more effective business plan going forward. During this period of re-evaluation, we have ceased production of our Marvel co-branded products in the United Kingdom.

      In March 2005, we entered into a new one-year license agreement with Marvel Enterprises, Inc. to use its Super Heroes(R) properties to promote our branded milk products in the United States, Canada and Mexico. Under the terms of the license agreement, we agreed to a royalty rate of 5% of net wholesale sales in the United States, 4% for school lunch channels and 2.5% for school hot lunch programs. We also agreed to a 11% royalty on the amount invoiced to dairy processors for production in Canada and Mexico. We have not renewed this license agreement owing to the failure of our Marvel co-branded products to achieve expected market penetration.

      On February 4, 2005, we entered into an eighteen month license agreement for the utilization of Marvel Heroes characters on our flavored milks in nine Middle East Countries. We agreed to a 11% royalty on the amount invoiced to third party dairy processors for "kits" in the territory against the prepayment of a guaranteed minimum royalty amount. We have not renewed this license agreement owing to the failure of our Marvel co-branded products to achieve expected market penetration.

      Chattanooga Bakery, Inc.( Moon Pie(R) )

      In October 2003, we assigned a two-year license with MD Enterprises, Inc., under which, we have the exclusive right to manufacture, distribute, market and sell Moon Pie(R) flavored milk products in the United States, subject to a variable royalty rate of 2% to 3% of net wholesale sales, depending upon volume. This license has been extended verbally.

      Masterfoods USA (Starburst(R), Milky Way(R), 3 Musketeers(R))

      On September 21, 2004, we entered into a licensing agreement with Masterfoods USA, a division of Mars, Incorporated, for the use of Masterfood's Milky Way(R), Starburst(R) and 3 Musketeers(R) trademarks in connection with the manufacture, marketing and sale of single serve flavored milk drinks in the United States, its Possessions and Territories and US Military installations worldwide. The license limits the relationship of the parties to separate independent entities. The initial term of the license agreement expires December 31, 2007. We have agreed to pay a royalty based upon the total net sales value of the licensed products sold and advance payments of certain agreed upon guaranteed royalties. Ownership of the licensed marks and the specific milk flavors to be utilized with the marks remains with Masterfoods. We have a right of first refusal for other milk beverage products utilizing the Masterfoods marks within the licensed territory. This license has amended to include additional Masterfoods brands and to extend the term to December 31,2012.

      In March 2006, we signed two new seven year licensing agreements for Canada and Mexico with Masterfoods, effective January 1, 2006. The licensing agreement for Canada covers single servings of the Mars(R) Brand flavored milk drink, Starburst(R) brand flavored milk drink and the 3 Musketeers(R) brand flavored milk. In Mexico the licensing agreement is for single serve Milky Way(R) brand flavored milk, Starburst(R) brand flavored milk Drink and the 3 Musketeers(R) Brand Flavored Milk. These licensing agreements cover most trade channels including grocery, food service, Club Stores as well as schools with children over the age of 13, colleges and universities, vending machines, amusement parks and movie theaters.

Diabetes Research Institute

      In June 2005, we extended our licensing agreement with Diabetes Research Institute to June 30, 2007. We agreed to a variable royalty rate of 0.25% of net sales. We use this intellectual property, which consists of a logo plus design on the labels of our Slim Slammers(TM) product line.

In House Intellectual Property
------------------------------

      In addition to our third-party licenses, we have developed and sell flavored milks bearing trademarks developed by us, including "Slammers(R)" "Pro Slammers(TM)", "Slim Slammers(R)", Bravo!(TM) and "Breakfast Blenders(TM)".

Production Contracts/Administration
-----------------------------------

      Our operations in the United States, the Middle East, Mexico and Canada are run directly by Bravo! Foods International Corp. Our United Kingdom business is managed through our wholly owned subsidiary Bravo! Brands International Ltd., which is a UK registered company.

      United States

      Since 2003, our milk products have been produced by Jasper Products, located in Joplin, Missouri. In addition to the production of our products, Jasper has provided the infra-structure necessary for our invoicing, shipping and collection activities. We anticipate that we will assume direct responsibility for these activities in house in the fourth quarter 2006. We will expand production of our products with the addition of HP Hood, LLC as a second processor, with production commencing in the fourth quarter 2006

      United Kingdom

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

      Our products are processed in the United Kingdom by Waterfront Corporation Limited, on a third party co-pack basis. We generate revenue in the United Kingdom from the unit sales of finished branded flavored milks to retail consumer outlets. Currently, we use a single third-party processor in the United Kingdom to produce all of our single serve milk based beverages. We recognize revenue in the United Kingdom at the gross amount of our invoices for the sale of finished product to wholesale buyers.. We take title to our branded flavored milks when they are shipped by our third party processor and recognize as revenue the gross wholesale price charged to our wholesale customers. Our gross margin is determined by the reported wholesale price less the cost charged by Waterfront Corporation Limited.

      Middle East

      In September 2005, we entered into a third party production agreement with Oman National Dairy Products Co. Ltd., a Middle East dairy processor, headquartered in Ruwi, Oman. Oman Dairy will process our Slammers (R) branded flavored milks, including the Marvel line, for distribution in nine Middle East countries. We generate revenue in the Middle East by the sale of flavor ingredients and production rights for our branded products. We are not responsible for production, marketing, promotion or distribution of the product in the Middle East.

Products
---------

      In September of 2000, we commenced our United States business using third party dairy processors for the production and sale of fresh branded flavored milk in single serve plastic bottles. Our flavored milk products had a limited shelf life of, generally, 21 days.

      In early 2002, we developed branded extended shelf life and aseptic, bacteria free, long life flavored milk products. The extended shelf life product was sold in 11.5oz single serve plastic bottles and had to be refrigerated. The shelf life of this product is 90 days. In addition, we developed a line of aseptic packaged milks that do not require refrigeration and have a shelf life of 8 months. This product was packaged in an 11.2oz Tetra Pak Prisma(TM) sterile paper container. Both of these products were introduced to the public in the second and third quarters of 2002.

      Commencing in May 2002, we developed a new branded fortified flavored milk product under the "Slammers(R) Fortified Reduced Fat Milk" brand name. We use our Slammers(R) brand in conjunction with our licensed third party trademarks. Slammers(R) is made from reduced fat milk and is fortified with essential vitamins. The introduction of this new product and the phase out of our "regular" branded milks occurred in the fourth quarter of 2002. Our Slammers(R) flavored milks were sold in the United States in single serve extended shelf life plastic bottles, as well as the long life aseptic Tetra Pak Prisma(TM) package.

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

      In the first quarter 2005, we launched our Slammers(R) MilkyWay and 3 Musketeers lines utilizing a "shelf stable" re-sealable plastic bottle for milk products that does not require refrigeration, under the Masterfoods License. During this period, we also introduced Breakfasts Blenders(TM), which is a meal replacement milk beverage developed for the "on the go" consumer.

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

      The tactical advantage of distributing our milk products at ambient temperatures enables us to side-step a major entry barrier in our immediate consumption strategy. Most beverages are distributed ambient either through beverage distribution channels or warehouse "candy and tobacco" distributors. Refrigerated milk was relegated to dairy direct-store-delivery systems that are controlled by either regional dairy processors or larger national dairy holding companies such as Dean Foods or H.P. Hood. We avoid the roadblock of being reliant upon our competition for chilled distribution since we are now in the unique position to use the more traditional distribution network that accommodates non-refrigerated beverages. We currently are converting all of our products into ambient "shelf stable" re-sealable plastic bottles.

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

Employees

      We have thirty three full time employees, twenty one of which work at our North Palm Beach corporate offices.

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

      We have executed a lease for an expansion of our office space in North Palm Beach, Florida to include an additional 2,190 square feet at $18.50 per square foot.

      We do not have a policy to acquire property for possible capital gains or income generation. In addition, we do not invest in securities of real estate entities or developed or underdeveloped properties.

ITEM 3.  LEGAL PROCEEDINGS

      There currently are no claims or lawsuits against us for which a report is required.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None in the fourth quarter 2005 or the first and second quarters of 2006.

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

-------------------------------------------------------------------------------
QUARTER                    HIGH BID PRICE            LOW BID PRICE
-------------------------------------------------------------------------------

2004

-------------------------------------------------------------------------------
First Quarter                    .17                      .06
-------------------------------------------------------------------------------
Second Quarter                   .34                      .14
-------------------------------------------------------------------------------
Third Quarter                    .27                      .13
-------------------------------------------------------------------------------
Fourth Quarter                   .22                      .09
-------------------------------------------------------------------------------

2005

-------------------------------------------------------------------------------
First Quarter                    .18                      .10
-------------------------------------------------------------------------------
Second Quarter                  1.21                      .14
-------------------------------------------------------------------------------
Third Quarter                   1.43                      .51
-------------------------------------------------------------------------------
Fourth Quarter                  0.80                      .47
-------------------------------------------------------------------------------

Equity holders at September 25, 2006
------------------------------------

Common stock                 195,018,001 shares     7,200 holders (approximate)
Series B preferred stock         107,440 shares     1 holder
Series H preferred stock          64,500 shares     1 holder
Series J preferred stock         200,000 shares     1 holder
Series K preferred stock          95,000 shares     1 holder

Dividends
---------

      We have not paid dividends on our common stock and do not anticipate paying dividends. Management intends to retain future earnings, if any, to finance working capital, to expand our operations and to pursue our acquisition strategy.

      The holders of common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by our board of directors out of the assets and funds legally available therefore. The availability of funds is dependent upon dividends or distribution of profits from our subsidiaries and may be subject to regulatory control and approval by the appropriate government authorities on either a regional or national level.

      We have dividends in arrearage for our convertible preferred stock in the amount of $336,303 and $388,632 for the years ended December 31, 2005 and 2004, respectively.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Our business model includes the development and marketing of our Company owned Slammers(R) and Bravo!(TM) trademarked brands, the obtaining of license rights from third party holders of intellectual property rights to other trademarked brands, logos and characters and the production of our branded flavored milk drinks through third party processors. In the United States and the United Kingdom, we generate revenue from the unit sales of finished branded flavored milk drinks to retail consumer outlets or distributors. We generate revenue in our Middle East business through the sale of flavor ingredients per kit used to produce the flavored milk and a fee charged to the dairy processors for the production, promotion and sales rights for the branded flavored milk.

      Our new product introduction and growth expansion continues to be expensive, and we reported a net loss of $79,528,653 for the year ended December 31, 2005, which included $60,823,574 of derivative expenses discussed at length in the Results of Operations Section, and a $3,000,000 one time finder's fee paid in connection with our execution of a Master Distribution Agreement with Coca-Cola Enterprises, Inc. As shown in the accompanying financial statements, we have suffered operating losses and negative cash flows from operations since inception and, at December 31, 2005, have an accumulated deficit. These conditions give rise to substantial doubt about our ability to continue as a going concern. As discussed herein, we plan to work toward profitability in our U.S. and international business and obtain additional financing. While there is no assurance that funding will be available or that we will be able to improve our operating results, we are continuing to seek equity and/or debt financing. We cannot give any assurances, however, that management will be successful in carrying out our plans.


CRITICAL ACCOUNTING POLICIES

Estimates
---------

This discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in our financial statements are the following:

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

Revenue Recognition and Accounts Receivable
-------------------------------------------

Our revenues are derived from the sale of branded milk products to customers in the United States of America, Great Britain and the Middle East. Geographically, our revenues are dispersed 98% and 2% between the United States of America and internationally, respectively. We currently have one customer in the United States that provided 34% and 0% of our revenue during the years ended December 31, 2005 and 2004, respectively. Since we commenced selling to this customer during the fourth fiscal quarter of 2005, we expect that our revenue related to this customer as a percentage of our total revenue will increase.

Revenues are recognized pursuant to formal revenue arrangements with our customers, at contracted prices, when our product is delivered to their premise and collectibility is reasonably assured. We extend merchantability warranties to our customers on our products, but otherwise do not afford our customers with rights of return. Warranty costs have historically been insignificant.

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

Our accounts receivable are exposed to credit risk. During the normal course of business, we extend unsecured credit to our customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. We regularly evaluate and monitor the creditworthiness of each customer. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk and our overall collection history. As of December 31, 2005 and 2004, the allowance of doubtful accounts aggregated $350,000 and $90,396, respectively.

In addition, our accounts receivable are concentrated with one customer who represents 70% of our accounts receivable balances at December 31, 2005. Approximately 2% of our accounts receivable at December 31, 2005 are due from international customers.

Inventories
-----------

Our inventories, which consists primarily of finished goods, is stated at the lower of cost on the first in, first-out method or market. Further, our inventories are perishable. Accordingly, we estimate and record lower-of-cost or market and unsalable-inventory reserves based upon a combination of our historical experience and on a specific identification basis.

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

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated Revenues

We reported revenues for the year ended December 31, 2005 of $11,948,921, an increase of $8,604,222, or 257%, compared to revenues of $3,344,699 in 2004. This increase is the result of the acquisition of a significant new customer ("Coca Cola Enterprises" or "CCE") during the third fiscal quarter with sales generation commencing in the fourth fiscal quarter. Our revenues to CCE for the year ended December 31, 2005 comprise 34% of our total revenue. CCE will continue to be a significant customer in the foreseeable future. Since we commenced revenue generation with CCE in the fourth fiscal quarter, in future periods we expect that our revenues from sales to CCE will increase as a percentage of our total revenues.

Our revenues and gross margin are net of industry-standard slotting fees and promotional discounts for the year ended December 31, 2005 in the amount of $487,221 compared to $204,755 in 2004. We record these programs as reductions in our revenues and we may enter into similar programs in future periods to increase our market penetration.

Geographically, during the 2005 fiscal year, our revenues are dispersed 98% and 2% between the United States of America and internationally, respectively. While our current international revenues have not been significant, we are taking measures to further penetrate international markets and increase our international revenues as a percentage of our total revenues.

Consolidated Product and Shipping Costs

We incurred product costs and shipping costs of $8,938,692 and $1,505,035, respectively, for the year ended December 31, 2005. Product costs in 2005 increased by $6,563,887, a 276% increase compared to $2,374,805 in 2004. Shipping costs in 2005 increased $1,006,722, or 202%, compared to $498,313 in 2004. The increase in product costs reflects an increase in revenues and the concomitant increase in reported product and shipping costs associated with that increase. Our overall gross margin for 2005 of 12.6% decreased slightly from our 14.0% gross margin in 2004 due to slightly higher production costs that were not offset with reciprocal pricing increases due to competitive constraint.

Consolidated Operating Expenses

Selling Expense:

We incurred selling expense of $7,464,876 during the year ended December 31, 2005. We expense these costs, consisting largely of advertising and promotion, as they are incurred. Our selling expense for this period increased by $6,164,203, a 474% increase compared to our selling expenses of $1,300,673 for the same period in 2004. The increase in selling expense in the current period was due to higher advertising expenses as we penetrate new markets and, to a lesser degree, the hiring of additional sales staff. In addition, in connection with the acquisition of our new customer, CCE during 2005, we entered into a commitment to spend an aggregate of $5,000,000 for advertising and promotion of our products during the years ended 2005 and 2006. Thereafter, we have agreed to spend an aggregate annual amount of 3% of our total CCE revenue for advertising programs. Generally, since our revenue producing activities with CCE did not commence until November of 2005, we did not incur a significant amount of expense under this commitment. Accordingly, our selling expenses can be expected to increase during 2006 and 2007 as we fulfill our obligations under these important arrangements and we continue to address additional markets.

Product Development Expense:

We incurred product development expense for the years ended December 31, 2005 of $636,342, representing a 209% increase over product development expense in 2004. Additional expenditures were incurred in 2005 due to the launching of our Slammers Starburst line of Fruit & Cream Smoothies, and to package redesign costs associated with several of our product lines including Slim Slammers, Pro Slammers and Breakfast Blenders.

General and Administrative Expense:

Our general and administrative expense for the year ended December 31, 2005 was $7,263,284, an increase of $4,586,223 compared to $2,677,061 in 2004. The increase is the result of additional payroll, increased occupancy costs, office overhead costs and travel necessary to support the increase in revenues. As a percentage of total revenue, our general and administrative expense decreased from 80% in 2004, to 61% for 2005. We anticipate a continued effort to reduce these expenses as a percentage of sales through revenue growth, certain cost cutting efforts and the refinement of business operations.

Non-Recurring Finders' Fee:

We recorded a $3,000,000 one time, non-recurring finder's fee in connection with our execution of the Master Distribution Agreement with CCE in 2005. We do not currently anticipate incurring similar costs during 2006 or in the foreseeable future since our business opportunity with CCE is expected to be further developed over that period.

Consolidated Other Income (Expense)

Derivative Expense
------------------

Our derivative expense amounted to $60,823,574 for the year ended December 31 2005, compared to $6,309,933 in 2004. Derivative expense (and in some instances income) arises from changes in the fair value of our derivative financial instruments and, in rare instances, day-one losses when the fair value of embedded and freestanding derivative financial instruments issued or included in financing transactions exceed the proceeds or other basis. Derivative financial instruments include freestanding warrants, compound embedded derivative features that have been bifurcated from debt and preferred stock financings. In addition, our derivative financial instruments arise from the reclassification of other non-financing derivative and other contracts from stockholders' equity because share settlement is not within our control while certain variable share price indexed financing instruments are outstanding.

Our derivative loss during each of the years ended December 31, 2005 and 2004 is significant to our consolidated financial statements. The magnitude of the derivative loss during the year ended December 31, 2005 when compared with the loss for the year ended December 31, 2004 reflects the following:

(a) During the year ended December 31, 2005, and specifically commencing in the second quarter, the trading price of our common stock reached significantly high levels relative to its trend. The trading price of our common stock significantly affects the fair value of our derivative financial instruments. To illustrate, our trading stock price at the end of the first quarter of 2005 was $0.15 and then increased to $0.93 by the end of the second quarter. Our trading stock price then declined to $0.61 and $0.59 at the end of the third and fourth quarters, respectively. However, the higher stock price had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to our income. Also, due to the higher stock price commencing in the second quarter, we experienced significant exercise and conversion activity related to our derivative warrants and, to a lesser degree, with respect to the embedded conversion options. Accordingly, our year end derivative liability balances reflect, among other elements of our valuation assumptions, the higher intrinsic values of the arrangements caused by the significant changes in our stock price, which are offset by a smaller number of common shares indexed to outstanding warrants due to the extraordinary level of exercise activity.

(b) During the year ended December 31, 2005, we entered into a $2,300,000 debt and warrant financing arrangement, more fully discussed in Note 6(b). In connection with our accounting for this financing we encountered the unusual circumstance of a day-one loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $8,663,869. We did not enter into any other financing arrangements during the periods reported that reflected day-one losses.

Because our derivative financial instruments are carried at, and periodically adjusted to, fair value, our income is likely to experience continuing volatility as assumptions underlying our fair value techniques (including internal factors and external market indicators) change. However, we are currently evaluating contracts underlying the origination of these derivative financial instruments to determine whether they may be modified with the investor. There can be no assurance that we can reach an agreement to modify these arrangements and, if we are able to execute such modifications, we would be required to consider whether such modification(s) is significant. In instances where modifications are considered significant, we may be required to extinguish the original financial instrument and reestablish it at fair value. These extinguishments, if any, would likely be accompanied with extinguishment gains or losses that we would be required to reflect in our income.

Finally, we entered into a $30.0 million debt and warrant financing in July 2006 (see "Material Events" below) that will likely require the bifurcation of additional derivative financial instruments. We have not yet calculated the amounts of these derivatives, but their effects on our income, arising from fair value changes, will be afforded the same accounting treatment as those that we currently carry.

Liquidated Damages
------------------

During the year ended December 31, 2005, we recorded liquidated damages expense of $303,750 (none in 2004). We have entered into registration rights agreements with certain investors that require us to file a registration statement covering underlying indexed shares, become effective on the registration statement, maintain effectiveness and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of cash penalties to the investors in the event we do not achieve the requirements. We also record estimated liquidated damages penalties as liabilities and charges to our income when the cash penalties are probable and estimable. We will evaluate our estimate of liquidated damages in future periods and adjust our estimates for changes, if any, in the facts and circumstances underlying their calculation. We record these liquidated damages when they are probable and estimable pursuant to Financial Accounting Standard No. 5, Accounting for Contingencies.

Interest Expense
----------------

We incurred interest expense for the year ended December 31, 2005 of $1,667,294. Our interest expense increased by $231,889, a 16% increase compared to $1,435,405 in 2004. The increase was due to the effects of application of the effective interest method where an effective interest amount, as calculated at the inception of the debt is applied to the carrying value at the end of each period. Under this method, periodic interest charges increases over the debt term as the debt carrying value increases.

Other expense
-------------

Other expense consists of debt extinguishment losses and (gains). These amounts arose from certain modifications that we made to our debt arrangements that required our re-measurement of the carrying value to fair value because the modification was significant. We may modify other debt arrangements as discussed under the discussion related to our derivative financial instruments. Each modification will require a determination whether an extinguishment occurred and, if so, an extinguishment gain or loss may require recognition.

Subsequent to our year ended December 31, 2005, we began to incur penalties related to a financing arrangement that required us to, among other things, become effective on a registration statement. We have not become effective on the registration statement. As of June 30, 2006, we incurred in excess of $2.1 million of penalties under this arrangement, and we paid these amounts beginning in the third fiscal quarter of our year ending December 31, 2006. Our other expense in future periods will reflect charges related to these penalties, and such penalties will continue until the events that give rise to the penalties are cured. In the event that we cure the default events that give rise to the penalties, certain default provisions will continue, such as maintaining effectiveness, that could give rise to additional penalties.


Consolidated Net Loss

We had a net loss for the year ended December 31 2005 of $79,528,653 compared with a net loss of $11,517,620 in 2004. There were a number of factors that gave rise to our losses in 2005 and 2004. First, we are currently expending funds in developing our administrative and operating infrastructure and our sales channels and, as a result, our current revenue volume has not been sufficient to offset our operating expenses resulting in an operating loss during the years ended December 31, 2005 and 2004. We anticipate that our operating expenses as a percentage of our sales will decrease in future periods as our revenues increased and our costs level. In addition, we incurred a one-time $3,000,000 fee during the year ended December 31, 2005 related to the acquisition of our customer, CCE. We do not currently anticipate incurring similar costs in the foreseeable future. Finally, the overall magnitude of both the 2005 and 2004 net loss can be attributable largely to the fair value adjustments related to our derivative financial instruments of $60,823,574 and $6,309,933 in 2005 and 2004, respectively. See the discussion above, about our derivative income (expense) for additional information. Our earnings will continue to be affected by the fair value adjustments of our derivative financial instruments until they are disposed of through contractual modifications, conversions and exercises of our share indexed instruments, or expiration.

Consolidated Loss Applicable to Common Shareholders

Loss applicable to common shareholders represents net loss as adjusted for preferred stock dividends and accretion of our redeemable preferred stock and our equity classified preferred stock to redemption values using the effective method. Many of our preferred stock series have cumulative dividend features and we will continue to reflect preferred stock dividends in our loss applicable common shareholders until the preferred stock is converted, if ever. In addition, many of our redeemable preferred stock series were initially discounted due to the allocation of financing proceeds to detachable warrants and embedded derivative financial instruments. We use the effective method to amortize these discounts. The use of the effective method to accrete our discounted redeemable preferred stock to redemption values causes accretion to increase over the redemption period as the carrying values increase. Accordingly, accretions will increase in future periods until the preferred is fully accreted to redemption values or converted.

Consolidated Loss per Common Share

The Company's basic loss per common share applicable to common stockholders for the year ended December 31, 2005 was $(0.60) compared with a basic loss per common share applicable to common stockholders for the same period in 2004 of $(0.31). Because the Company experienced net losses in 2005 and 2004, all potential common share conversions existing in our financial instruments would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The weighted average common shares outstanding increased from 40,229,738 for the year ended December 31, 2004 to 135,032,836 for the year ended December 31, 2005. The increase is attributed primarily to conversions of our convertible debt and preferred instruments into common shares. Potential common stock conversions excluded from the computation of diluted earnings per share amounted to 108,059,082 and 126,767,057 for the years ending December 31 2005 and 2004, respectively.

Consolidated Comprehensive Loss

Comprehensive loss differs from net loss for the year ended December 2005 and 2004 by ($30,759) and ($689), respectively, which represents the effects of foreign currency translation on the financial statements of our subsidiaries denominated in foreign currencies. Our foreign operations are currently not significant. Increases in our foreign operations will likely increase the effects of foreign currency translation adjustments on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses and negative cash flow from operations and have negative working capital of $39,287,983 as of December 31, 2005. This negative figure is largely the effect of our recording of $35,939,235 for derivative liabilities. In addition, we have experienced delays in filing our financial statements and registration statements due to errors in our historical accounting which have been corrected. Our inability to make these filings is resulting in our recognition of penalties payable to the investors following December 31, 2005. In fact, we incurred a total of $4.5 million in penalties by June 30, 2006. Further, these penalties will continue until we can complete our filings and register the common shares into which the investors' financial instruments are convertible. Finally, commencing in the fourth fiscal quarter of 2005, our revenues are significantly concentrated with one major customer. This concentration is currently expected to continue into the foreseeable future. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business. These conditions raise substantial doubt about our ability to continue as a going concern.

We have been dependent upon third party financings as we execute on our business model and plans. In August 2006, we completed a $30.0 million convertible note financing that is expected to fulfill our liquidity requirements through the end of 2006. However, $15.0 million of this financing is held in escrow, and there can be no assurance that the investor will release these amounts. We have entered into an Amendment Agreement with the holders of the Notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of the second quarterly report.

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

Information about our cash flows

For the year ended December 31, 2005, we reported that net cash used in operating activities was $9,301,078, net cash provided by financing activities was $18,209,600 and net cash used in investing activities was $4,043,665. We had a negative working capital of $39,287,983 as of December 31, 2005.

      Compared to $3,629,863 of net cash used in operating activities in the year ended December 31, 2004, our current year net cash used in operating activities increased by $5,671,215 to $9,301,078. Changes in accounts receivable contributed to an increase in cash used by operating activities of $3,356,477, as compared to contributing to an increase of $77,217 for 2004 for a difference of $3,279,260. Cash used by operating activities increased as a result of changes in inventory during 2005 by $379,489, compared to cash provided of $43,339 for the same period in 2004. This was the result of our building inventory during 2005 in connection with the continued implementation of our Master Distribution Agreement with Coca-Cola Enterprises. The changes in accounts payable and accrued liabilities for the year ended December 31, 2005 contributed to a reduction in cash used by operating activities of $7,294,548, whereas such changes in 2004 contributed to a decrease in cash used by operating activities of $542,282. Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the year ended December 31, 2005, and we had to rely on private placement financing, prior equity and new convertible debt financing to cover operating expenses.

      Cash used in the year ended December 31, 2005 in our investing activities was $4,043,665 for license and trademark costs and equipment purchases, compared to $531,263 for the same period in 2004.

      Net cash provided by our financing activities for the year ended December 31, 2005 was $18,209,600. Net cash provided by financing activities for the same period in 2004 was $4,216,844, for a net increase of $13,992,756. The increase is attributed to private placement financings amounting to $20,690,000.

      Going forward, our primary requirements for cash consist of the following:

      o the continued development of our business model in the United States and on an international basis;

      o promotional and logistic production support for the capacity demands presented by our Master Distribution Agreement with Coca-Cola Enterprises;
      o general overhead expenses for personnel to support the new business activities;
      o development, launch and marketing costs for our line of new branded flavored milk products; and
      o  the payment of guaranteed license royalties.

      We estimate that our need for financing to meet cash requirements for operations will continue through the fourth quarter of 2006, when we expect that cash supplied by operating activities will approach the anticipated cash requirements for operating expenses. We anticipated the need for additional financing in 2006 to reduce our liabilities, assist in marketing and to improve stockholders' equity status, and we secured $30 million in senior convertible note financing in July 2006. We have received half of the proceeds from this financing in the third quarter, with the balance held in escrow pending a shareholder vote to increase our authorized shares to cover the escrowed balance. No assurances can be given that we will be able to obtain the approval of our shareholders to increase our authorized shares, or that operating cash flows will be sufficient to fund our operations.

We currently have monthly working capital needs of approximately $550,000 for operations. We expect that we will continue to incur significant selling and other expenses in 2006 in order to derive more revenue in retail markets, through the introduction and ongoing support of our new products and the implementation of the Master Distribution Agreement with Coca-Cola Enterprises. We anticipate that certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as we expand our sales markets and increase our revenues within established markets and that freight charges will be reduced as we are able to ship more full truckloads of product given the reduced per unit cost associated with full truckloads versus less than full truckloads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. We believe that along with the increase in our unit sales volume, the average unit selling expenses and associated costs will decrease, resulting in gross margins sufficient to mitigate cash needs. In addition, we are actively seeking additional financing to support our operational needs and to develop an expanded promotional program for our products.

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

On July 27, 2006, we entered into definitive agreements to sell $30 million senior convertible notes (the "Notes") that are due in 2010 to several institutional and accredited investors in a private placement exempt from registration under the Securities Act of 1933. The notes initially carry a 9% coupon, payable quarterly, and are convertible into shares of common stock at $0.70 per share. In 2007, the coupon may decline to LIBOR upon the Company achieving certain financial milestones. The Notes will begin to amortize in equal, bi-monthly payments beginning in mid-2007. We issued warrants to purchase 12,857,143 shares of common stock at $0.73 per share that expire in July 2011 to the investors in the private placement. Under the terms of the financing, we sold $30 million notes, of which $15.0 million of the notes are being held in escrow. The release of the funds will be subject to stockholder approval of the increase of our authorized shares from 300,000,000 to 500,000,000 and the effectiveness of a registration statement covering the common stock underlying the outstanding Notes, and the additional notes and associated warrants currently held in escrow. We will utilize this financing for, among other things, our working capital needs. We have filed a proxy statement seeking such shareholder approval at a Special Meeting of Shareholders.

As a result of our failure to file our June 30, 2006 Form 10-QSB timely, an event of default has occurred under the terms of the notes and the interest rate on the Notes, payable quarterly, was increased from 9% to 14% per annum. Pursuant to the terms of the Notes, upon the occurrence of an event of default, holders of the Notes may, upon written notice to the Company, each require the Company to redeem all or any portion of their notes, at a default redemption price calculated pursuant to the terms of the Notes. We have entered into an Amendment Agreement with the holders of the notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of this quarterly report.

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

On August 31, 2005, we entered into a Master Distribution Agreement with Coca-Cola Enterprises, Inc., which included the attendant grant of three year warrants by CCE for the right to purchase 30 million shares of the Company's common stock at an exercise price of $0.36 per share. The ten year exclusive Master Distribution Agreement will expand significantly the distribution and sales of our products. The Company capitalized a $15,960,531 intangible asset associated with this agreement, which will be amortized over the 10-year term of the Master Distribution Agreement.

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

ITEM 7. - FINANCIAL STATEMENTS

      The consolidated financial statements for the years ended December 31, 2005 and 2004 are contained on Pages F-1 to F-69 which follow.

                BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY


                       CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

                BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm            F-3

Consolidated Financial Statements
  Consolidated Balance Sheets                                      F-4 to F-5

  Consolidated Statements of Operations and Comprehensive Loss     F-6

  Consolidated Statements of Cash Flows                            F-7 to F8

  Consolidated Statements of Stockholders' Deficit                 F-9

  Notes to Consolidated Financial Statements                       F-10 to F-69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Bravo! Foods International Corp.
North Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Bravo! Foods International Corp. as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $79,528,653 for the year ended December 31, 2005 and as of that date had a working capital deficiency of $39,287,983. The Company is also delinquent in payment of certain debts. These conditions raise substantial doubt about their ability to continue as a going concern. Management's actions in regard to these matters are more fully described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As more fully described in Note 13 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended, have been restated to reflect the proper accounting for certain transactions.


/s/ Lazar Levine & Felix LLP

New York, New York
February 9, 2006, except for Note 13
 as to which the date is September 8, 2006

                BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                   ------------------------------
                                                                                       2005              2004
                                                                                    (Restated)        (Restated)
                                                                                   ------------------------------

Assets

Current assets:
  Cash and cash equivalents                                                        $   4,947,986     $    113,888
  Accounts receivable, net of allowance for doubtful accounts of
   $350,000 and $90,396 for 2005 and 2004, respectively                                3,148,841           51,968
  Inventories                                                                            391,145           11,656
  Prepaid expenses                                                                       973,299          387,866
                                                                                   -------------     ------------
    Total current assets                                                               9,461,271          565,378
Fixed assets                                                                             288,058          111,206
Intangible assets, net                                                                18,593,560           77,038
Other assets                                                                              15,231          342,186
                                                                                   -------------     ------------
Total assets                                                                       $  28,358,120     $  1,095,808
                                                                                   =============     ============

                             See accompanying notes


                BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                 $   5,987,219     $  1,763,339
  Accrued liabilities                                                                  4,872,277          444,986
  Notes payable                                                                          937,743        1,184,858
  Convertible notes payable                                                            1,012,780        1,099,231
  Derivative liabilities                                                              35,939,235       10,835,629
                                                                                   -------------     ------------
      Current and total liabilities                                                   48,749,254       15,328,043
                                                                                   -------------     ------------

Commitments and contingencies (Note 11)                                                        -                -

Redeemable preferred stock:
  Series F convertible, par value $0.001 per share, 200,000 shares designated
   Convertible Preferred Stock, stated value $10.00 per share,
   5,248 and 55,515  shares issued and outstanding                                        52,480          555,150
  Series H convertible, par value $0.001 per share, 350,000 shares designated,
   7% Cumulative Convertible Preferred Stock, stated value
   $10.00 per share, 64,500 and 165,500 shares issued and outstanding                    388,305          840,215
  Series I convertible, par value $0.001 per share, 200,000 shares designated,
   8% Cumulative Convertible Preferred Stock, stated value
   $10.00 per share, 0 and 30,000 shares issued and outstanding                                -          300,000

  Series J, par value $0 001 per share, 500,000 shares designated, 8%
   Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   200,000 shares issued and outstanding                                                 871,043          485,825
  Series K, par value $0 001 per share, 500,000 shares designated, 8%
   Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   95,000 shares issued and outstanding                                                  792,672          750,265
                                                                                   -------------     ------------

Total redeemable preferred stock                                                       2,104,500        2,931,455
                                                                                   -------------     ------------

Stockholders' Deficit:
Preferred stock, 5,000,000 shares authorized
  Series B convertible, par value $0.001 per share, 1,260,000 shares designated, 9% Convertible Preferred Stock, stated value $1.00 per
   share, 107,440 shares issued and outstanding                                          107,440          107,440

Common stock, par value $0.001 per share, 300,000,000 shares
 authorized, 184,253,753 and 184,254, 501 shares issued and outstanding                  184,254           57,791
Additional paid-in capital                                                            96,507,932       21,387,210
Common stock subscription receivable                                                     (10,000)               -
Accumulated deficit                                                                  119,254,501      (38,716,131)
Translation adjustment                                                                   (30,759)               -
                                                                                   -------------     ------------
Total stockholders' deficit                                                          (22,495,634)     (17,163,690)
                                                                                   -------------     ------------

Total liabilities, redeemable preferred stock and stockholders' deficit            $  28,358,120     $  1,095,808
                                                                                   =============     ============

                             See accompanying notes

                BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                       Years ended December 31,
                                                                    ------------------------------
                                                                        2005              2004
                                                                    ------------------------------
                                                                     (Restated)        (Restated)

Revenues                                                            $  11,948,921     $  3,344,699
Product costs                                                          (8,938,692)      (2,374,805)
Shipping costs                                                         (1,505,035)        (498,313)
                                                                    -------------     ------------
  Gross margin                                                          1,505,194          471,581

Operating expenses:
  Selling                                                               7,464,876        1,300,673
  General and administrative                                            7,263,284        2,677,061
  Product development                                                     636,342          206,129
  Non-recurring finder's fee                                            3,000,000                -
                                                                    -------------     ------------
Loss from operations                                                  (16,859,308)      (3,712,282)
Other income (expenses), net:
  Derivative income (expense)                                         (60,823,574)      (6,309,933)
  Interest                                                             (1,667,294)      (1,435,405)
  Other                                                                   125,273          (60,000)
  Liquidated damages                                                     (303,750)               -
                                                                    -------------     ------------
Loss before income taxes                                              (79,528,653)     (11,517,620)
Provision for income taxes                                                      -                -
                                                                    -------------     ------------
Net loss                                                              (79,528,653)     (11,517,620)

Adjustments to net loss to arrive at loss applicable
 to common stockholders:
  Preferred stock dividends                                              (336,300)        (388,632)
  Accretion of preferred stock                                           (985,717)        (599,388)
                                                                    -------------     ------------
Loss applicable to common stockholders                              $ (80,850,670)    $(12,505,640)
                                                                    =============     ============
Basic and diluted loss per common share                             $       (0.60)    $      (0.31)
                                                                    =============     ============
Weighted average number of common shares outstanding                  135,032,836       40,229,738
                                                                    =============     ============

Comprehensive loss and its components consist of the following:
  Net loss                                                          $ (79,528,653)    $(11,517,620)
  Foreign currency translation adjustment                                 (30,759)            (689)
                                                                    -------------     ------------
Comprehensive loss                                                  $ (79,559,412)    $(11,518,309)
                                                                    =============     ============

                             See accompanying notes

                BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                   Years ended December 31,
                                                                                ------------------------------
                                                                                    2005              2004
                                                                                 (Restated)        (Restated)
                                                                                ------------      ------------

Cash flows from operating activities:
Net loss                                                                        $(79,528,653)     $(11,517,620)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    2,251,646           239,853
  Stock issuances for compensation                                                   346,438           675,632
  Equity instruments to be issued for consulting expenses                          1,472,261                 -
  Options issued for compensation                                                    798,869           153,631
  Bad debt expense                                                                   259,604            51,170
  (Gain) loss on debt extinguishment                                                (125,273)           60,000
  Derivative expense                                                              60,823,574         6,309,933
  Amortization of debt discount                                                    1,428,638         1,175,245
  Loss on disposal of fixed assets                                                         -             6,216
  Increase (decrease) in cash from changes in:
    Accounts receivable                                                           (3,356,477)          (77,217)
    Other receivable                                                                       -             6,331
    Inventories                                                                     (379,489)           43,339
    Prepaid expenses and other assets                                               (586,764)         (214,094)
    Accounts payable and accrued expenses                                          7,294,548          (542,282)
                                                                                ------------      ------------
Net cash used in operating activities                                             (9,301,078)       (3,629,863)
                                                                                ------------      ------------

Cash flows from investing activities:
  Licenses and trademark costs                                                    (3,823,521)         (452,311)
  Purchase of equipment                                                             (220,144)          (78,952)
                                                                                ------------      ------------
Net cash used in investing activities                                             (4,043,665)         (531,263)
                                                                                ------------      ------------

Cash flows from financing activities:
  Proceeds from sale of preferred stock                                                    -           950,000
  Exercise of warrants                                                             3,208,509                 -
  Proceeds from convertible notes payable                                          2,850,000         3,427,500
  Proceeds from sale of common stock and warrants                                 20,690,000            30,000
  Payments for redemption of warrants                                             (5,900,000)                -
  Payment of note payable                                                           (500,000)         (150,000)
  Registration costs of financing                                                 (2,138,909)          (40,656)
                                                                                ------------      ------------
Net cash provided by financing activities                                         18,209,600         4,216,844
                                                                                ------------      ------------

Effect of changes in exchange rate on cash                                           (30,759)             (689)
                                                                                ------------      ------------

Net increase in cash and cash equivalents                                          4,834,098            55,029
Cash and cash equivalents, beginning of period                                       113,888            58,859
                                                                                ------------      ------------
Cash and cash equivalents, end of period                                        $  4,947,986      $    113,888
                                                                                ============      ============

                             See accompanying notes


                BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                    2005              2004
                    Supplemental Cash Flow Information                           (Restated)        (Restated)
                                                                                ------------      ------------

Cash paid during the year for interest                                          $     10,741      $     51,301
                                                                                ============      ============
Cash paid for taxes                                                             $          -      $          -
                                                                                ============      ============

Non-cash investing and financing activities:
  Purchase of intangible assets with derivative warrants                        $ 15,960,531      $    612,538
                                                                                ============      ============
  Conversion of notes payable and accrued interest                              $ 20,343,934      $    531,494
                                                                                ============      ============
Conversion of redeemable preferred stock and related dividends                  $  2,644,326      $    927,146
                                                                                ============      ============
    Exercise of derivative warrants                                             $ 35,230,018      $          -
                                                                                ============      ============
    Beneficial Conversion Feature                                               $          -      $    220,000
                                                                                ============      ============

                             See accompanying notes

                BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                         Accumulated
                                                                Additional                 Common Stock     Other
                          Preferred Stock      Common Stock       Paid In    Accumulated   Subscription Comprehensive
                          Shares   Amount    Shares     Amount    Capital      Deficit      Receivable      Loss          Total


Balance, January 1, 2004
(Restated)                107,440 $107,440  28,047,542 $ 28,045 $18,430,875 $ (26,556,046)   $      -     $    689    $ (7,988,997)

Issuance of common stock
 for services                   -        -   9,332,300    9,332     666,300             -           -            -         675,632
Conversion redeemable
 preferred stock and
 dividends                      -        -  15,897,701   15,898   1,553,713      (642,465)          -            -         927,146
Conversion notes payable        -        -   4,265,958    4,266     527,228             -           -            -         531,494
Private Placement
 financing                      -        -     250,000      250      29,750             -           -            -          30,000
Beneficial conversion
 feature                        -        -           -        -     220,000             -           -            -         220,000
Financing Costs                 -        -           -        -     (40,656)            -           -            -         (40,656)
Net loss for 2004               -        -           -        -           -   (11,517,620)          -            -     (11,517,620)
Translation adjustment          -        -           -        -           -             -           -         (689)           (689)
                          --------------------------------------------------------------------------------------------------------
Balance, December 31,
 2004 (Restated)          107,440  107,440  57,793,501   57,791  21,387,210   (38,716,131)          -            -     (17,163,690)

Conversion redeemable
 preferred stock and
 dividends                      -        -   9,245,352    9,247   2,659,079       (24,000)          -            -       2,644,326
Exercise of warrants            -        -  32,474,792   32,475  38,406,052             -           -            -      38,438,527
Conversion notes payable        -        -  41,248,858   41,249  20,302,685             -           -            -      20,343,934
Private placement
 financing                      -        -  40,950,000   40,950  20,649,050             -           -            -      20,690,000
Common stock subscribed
 but not paid                   -        -           -        -           -             -     (10,000)           -         (10,000)
Stock issued for
 compensation                   -        -   2,541,250    2,542     343,896             -           -            -         346,438
Financing costs                 -        -           -        -  (2,138,909)            -           -            -      (2,138,909)
Stock option expense            -        -           -        -     798,869             -           -            -         798,869
Redemption of warrants          -        -           -        -  (5,900,000)            -           -            -      (5,900,000)
Accretion of preferred
 stock                          -        -           -        -           -      (985,717)          -            -        (985,717)
Net loss for 2005               -        -           -        -           -   (79,528,653)          -            -     (79,528,653)
Translation adjustment          -        -           -        -           -             -           -      (30,759)        (30,759)
                          --------------------------------------------------------------------------------------------------------
Balance, December 31,
  2005 (Restated)         107,440 $107,440 184,253,753 $184,254 $96,507,932 $(119,254,501)   $(10,000)    $(30,759)   $(22,495,634)
                          ========================================================================================================

                             See accompanying notes

                BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31 2005 AND 2004

Note 1 - Nature of Business, Liquidity and Management's Plans and Significant Accounting Policies

Nature of Business:

We are engaged in the sale of flavored milk products and flavor ingredients in the United States, the United Kingdom, Central America and the Middle East, and we are establishing an infrastructure to conduct business in Canada.

Liquidity and Management's Plans:

As reflected in the accompanying consolidated financial statements, we have incurred operating losses and negative cash flows from operations and have a working capital deficiency of $39,287,983 as of December 31, 2005. In addition, we are delinquent on certain of our debt agreements at December 31, 2005, and we have experienced delays in filing our financial statements and registration statements due to errors in our historical accounting that have been corrected (See Note 13). Our inability to make these filings is resulting in our recognition of penalties to the investors, and these penalties will continue until we can complete our filings and register the common shares into which the investors' financial instruments are convertible. Finally, our revenues are significantly concentrated with one major customer. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business. These conditions raise substantial doubt about our ability to continue as a going concern.

We have been dependent upon third party financings as we execute our business model and plans. We completed a $30.0 million convertible note financing in August 2006 that is expected to fulfill our liquidity requirements through the end of 2006. However, $15.0 million of this financing is held in escrow, pending approval by our shareholders of an increase in our authorized shares of common stock. We were in default on this instrument due to the delay in filing our quarterly financial report for the quarterly period ended June 30, 2006. As a result, an event of default has occurred under the terms of the Notes and the interest rate on the Notes, payable quarterly, was increased from 9% to 14% per annum. Pursuant to the terms of the Notes, upon the occurrence of an event of default, holders of the Notes may, upon written notice to the Company, each require the Company to redeem all or any portion of their Notes, at a default redemption price calculated pursuant to the terms of the Notes. During September 2006, we entered into an Amendment Agreement with the holders of the Notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of our Form 10-QSB for the quarter ended June 30, 2006.

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

Significant Accounting Policies:

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in our financial statements are the following:

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

Revenue Recognition
-------------------

Our revenues are derived from the sale of branded milk products to customers in the United States of America, Great Britain and the Middle East. Geographically, our revenues are dispersed 98% and 2% between the United States of America and internationally, respectively. We currently have one customer in the United States that provided 34% and 0% of our revenue during the years ended December 31, 2005 and 2004, respectively. Since we commenced business with this customer during our fourth fiscal quarter of 2005, we expect that our revenue from this customer will increase as a percentage of total sales in the near future.

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

Principles of Consolidation
---------------------------

Our consolidated financial statements include the accounts of Bravo! Foods International Corp. (the "Company"), and its wholly-owned subsidiary Bravo! Brands (UK) Ltd. All material intercompany balances and transactions have been eliminated. Cumulative translation adjustments that we make to reflect the accounts of Bravo! Brands (UK) Ltd. in United States Dollars are recorded as a component of other comprehensive income (loss) and stockholder's equity. Foreign currency transaction gains and losses are reported as a component of other income (expense).

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales. These costs amounted to approximately $1,505,035 and $498,313 for the years ended December 31, 2005 and 2004, respectively.

Cash and Cash Equivalents
-------------------------

We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Our accounts receivable are exposed to credit risk. During the normal course of business, we extend unsecured credit to our customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. We regularly evaluate and monitor the creditworthiness of each customer. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk and our overall collection history. As of December 31, 2005 and 2004, the allowance of doubtful accounts aggregated $350,000 and $90,396, respectively.

In addition, our accounts receivable are concentrated with one customer that represents 70% and 0% of our gross accounts receivable balances at December 31, 2005 and 2004, respectively. Approximately 2% of our gross accounts receivable at December 31, 2005 are due from international customers.

Inventories
-----------

Inventories, which consist primarily of finished goods, are stated at the lower of cost on the first in, first-out method or market. Further, our inventories are perishable. Accordingly, we estimate and record lower-of-cost or market and unsalable-inventory reserves based upon a combination of our historical experience and on a specific identification basis. During the years ended December 31, 2005 and 2004, we did not provide for unsaleable inventories.

In November 2004, the FASB issued Financial Accounting Standard No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4 (FAS 151), which clarifies that inventory costs that are "abnormal" are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. FAS 151 provides examples of "abnormal" costs to include costs of idle facilities, excess freight and handling costs and spoilage. FAS 151 will become effective for our fiscal year beginning January 1, 2006. The adoption of FAS No. 151 is not expected to have a material effect on our consolidated financial statements.

Fixed Assets
------------

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over a period of seven years for furniture and five years for equipment. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of operations.

Intangible Assets
-----------------

Our intangible assets, which we record at cost, consist of our distribution agreement with Coca-Cola Enterprises ("CCE") that we entered into during the third fiscal quarter of 2005, our manufacturing agreement with Jasper Products, Inc. and licenses and trademark costs with estimated lives of ten years, five years and one-to-five years, respectively.

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

Financial Instruments
---------------------

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded is more akin to debt than equity.

We carry cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. We also carry notes payable, convertible debt and redeemable preferred stock at historical cost; however, fair values of debt instruments and redeemable preferred stock are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

As of December 31, 2005, estimated fair values and respective carrying values of our notes payable, convertible debt and redeemable preferred stock are as follows:

           Instrument                    Note     Fair Value     Carrying Value
-------------------------------------------------------------------------------

$200,000 Convertible Note Payable        6(a)     $  190,000        $187,934
                                                  ==========================
$ 15,000 Convertible Note Payable        6(b)         13,300           1,620
                                                  ==========================
$600,000 Convertible Note Payable        6(c)        668,000         600,000
                                                  ==========================
$  6,250 Convertible Note Payable        6(e)          6,375           5,188
                                                  ==========================
$ 25,000 Convertible Note Payable        6(f)         25,500          30,278
                                                  ==========================
$187,760 Convertible Note Payable        6(g)        187,760         187,760
                                                  ==========================
Series F Preferred Stock                 7(d)         46,000          52,480
                                                  ==========================
Series H Preferred Stock                 7(a)        525,000         388,305
                                                  ==========================
Series J Preferred Stock                 7(b)      1,731,000         871,043
                                                  ==========================
Series K Preferred Stock                 7(c)        881,000         792,672
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

The following table summarizes the components of derivative liabilities as of December 31, 2005 and 2004:

                                                               Note         2005              2004
                                                               ----------------------------------------

Compound derivative financial instruments that have been
bifurcated from the following financing arrangements:
--------------------------------------------------------
  $  400,000 Convertible Note Financing                        6(a)     $ (1,311,000)     $   (201,000)
  $2,300,000 Convertible Note Financing                        6(b)           (4,867)                -
  $  600,000 Convertible Note Financing                        6(c)         (153,700)          (27,833)
  $  693,000 Convertible Note Financing                        6(e)          (42,878)         (794,750)
  $  660,000 Convertible Note Financing                        6(f)         (159,250)         (440,648)
  $1,008,000 Convertible Note Financing                        6(g)                -          (378,756)
  $  240,000 Convertible Note Financing                        6(d)                -          (258,400)
  Series F Preferred Stock Financing                           7(d)          (25,632)         (247,562)
  Series H Preferred Stock Financing                           7(a)         (381,377)         (156,927)
  Series I Preferred Stock Financing                           7(b)                -           (10,400)
  Series J  Preferred Stock Financing                          7(b)       (5,628,000)         (728,000)
  Series K Preferred Stock Financing                           7(c)         (206,200)          (73,644)
Freestanding derivative contracts arising from financing
and other business arrangements:
--------------------------------------------------------
  Warrants issued with $693,000 Convertible Notes              6(e)         (924,120)         (330,220)
  Warrants issued with $400,000 Convertible Notes              6(a)                -        (1,264,600)
  Warrants issued with $600,000 Convertible Notes              6(c)                -          (904,100)
  Warrants issued with $660,000 Convertible Notes              6(f)                -          (446,400)
  Warrants issued with $1,008,000 Convertible Notes            6(g)         (564,735)       (1,446,560)
  Warrants issued with $240,000 Convertible Notes              6(d)                -          (121,040)
  Warrants issued with Series H Preferred Stock                7(a)       (1,264,109)         (376,212)
  Warrants issued with Series I Preferred Stock                7(i)                -          (177,257)
  Warrants issued with Series F Preferred Stock                7(d)         (563,096)         (648,004)
  Warrants issued with Series D Preferred Stock                7(d)         (400,214)         (188,982)
  Warrants issued with Series J Preferred Stock                7(b)                -        (1,088,000)
Other warrants, including warrants issued with common
stock financing                                                9(b)      (24,310,057)         (526,334)
                                                                        ------------------------------
Total derivative liabilities                                            $(35,939,235)     $(10,835,629)
                                                                        ==============================

See the notes referenced in the table for details of the origination and accounting for these derivative financial instruments. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal factors and external market indicators. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the years ended December 31, 2005 and 2004:

Derivative income (expense):                         2005              2004
                                                 -----------------------------
  Convertible note and warrant financings        $(42,172,053)     $(3,432,061)
  Preferred stock and warrant financings          (11,314,733)      (2,561,043)
  Other warrants and  derivative contracts         (7,336,788)        (316,829)
                                                 -----------------------------
                                                 $(60,823,574)     $(6,309,933)
                                                 =============================

Additional information related to individual financings can be found in notes 6, 7 & 9.

Our derivative liabilities as of December 31, 2005 and 2004, and our derivative loss during each of the years ended December 31, 2005 and 2004 is significant to our consolidated financial statements. The magnitude of the derivative loss during the year ended December 31, 2005 when compared with the loss for the year ended December 31, 2004 reflects the following:

(a) During the year ended December 31, 2005, and specifically commencing in the second quarter, the trading price of our common stock reached significantly high levels relative to its trend. The trading price of our common stock significantly affects the fair value of our derivative financial instruments. To illustrate, our trading stock price at the end of the first quarter of 2005 was $0.15 and then increased to $0.93 by the end of the second quarter. Our trading stock price then declined to $0.61 and $0.59 at the end of the third and fourth quarters, respectively. However, the higher stock price had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to our income. Also, due to the higher stock price commencing in the second quarter, we experienced significant exercise and conversion activity related to our derivative warrants and, to a lesser degree, with respect to the embedded conversion options. Accordingly, our year end derivative liability balances reflect, among other elements of our valuation assumptions, the higher intrinsic values of the arrangements caused by the significant changes in our stock price, which are offset by a smaller number of common shares indexed to outstanding warrants due to the extraordinary level of exercise activity.

(b) During the year ended December 31, 2005, we entered into a $2,300,000 debt and warrant financing arrangement, more fully discussed in Note 6(b). In connection with our accounting for this financing we encountered the unusual circumstance of a day-one loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $8,663,869. We did not enter into any other financing arrangements during the periods reported that reflected day-one losses.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2005:

                                                         Conversion
Financing or other contractual arrangement:     Note      Features       Warrants        Total
                                                ---------------------------------- --------------

  $  400,000 Convertible Note Financing         6(a)      4,320,000              -      4,320,000
  $2,300,000 Convertible Note Financing         6(b)        120,000      2,000,000      2,120,000
  $  600,000 Convertible Note Financing         6(c)      4,100,000              -      4,100,000
  $  693,000 Convertible Note Financing         6(e)         65,104      1,700,000      1,765,104
  $  660,000 Convertible Note Financing         6(f)        250,000      1,500,000      1,750,000
  $1,080,000 Convertible Note Financing         6(g)      1,924,540              -      1,924,540
  Series D Convertible Preferred Stock          7(d)              -        611,250        611,250
  Series F Convertible Preferred Stock          7(d)        220,969      1,038,259      1,259,228
  Series H Convertible Preferred Stock(a)       7(a)              -      4,387,500      4,387,500
  Series J Convertible Preferred Stock          7(b)     20,000,000              -     20,000,000
  Series K Convertible Preferred Stock(a)       7(c)              -              -              -
Other warrants and contracts                    9(b)              -     49,504,688     49,504,688
                                                         ------------------------- --------------
                                                         31,000,613     60,741,697     91,742,310
                                                         ========================================

(a) As more fully described in Notes 7(a) and 7(c) these instruments were afforded the conventional convertible exemption, which means we did not have to bifurcate the embedded conversion feature. However, we were required to bifurcate certain other embedded derivatives as discussed in the notes. Although the conversion features did not require derivative accounting, we are required to also consider the 953,443 and 9,500,000 common shares, respectively, into which these instruments are indexed in determining whether we have sufficient authorized and unissued common shares for all of our share-settled obligations.

We have entered into registration rights agreements with certain investors that require us to file a registration statement covering shares underlying a financing arrangement, become effective on the registration statement, maintain effectiveness and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of liquidating damages to the investors in the event we do not achieve the requirements. We record estimated liquidated damages as liabilities and charges to our income when the liquidated damages are probable and estimable under Financial Accounting Standard No. 5 Accounting for Contingencies. During the years ended December 31, 2005 and 2004, we recorded liquidated damages expense of $303,750 and $0, respectively.

Advertising and Promotion Costs
-------------------------------

Advertising and promotion costs, which are included in selling expenses, are expensed as incurred and aggregated $2,515,062 and $656,614 for the years ended December 31, 2005 and 2004, respectively.

Share-Based Payments
--------------------

Prior to 2005, we accounted for our stock options under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation ("FAS 123"). Under the modified prospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, Accounting for Stock Based

Compensation - Transition and Disclosure ,("FAS 148") compensation costs recognized in 2005 were the same as that which would have been recognized had the recognition provisions of FAS 123 been applied from the options' grant dates. This is because all outstanding options at December 31, 2004 were fully vested on that date. Consistent with the requirements of this method of adoption, results for prior years have not been restated. We recognized no tax benefit for share-based compensation arrangements due to the fact that we are in a cumulative loss position and recognize no tax benefits in our Consolidated Statements of Operations. For further information regarding the adoption of SFAS No. 123, see Note 8 to the consolidated financial statements.

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

Loss Per Common Share
---------------------

Our basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common share outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the years ended December 31, 2005 and 2004 potential common shares arising from our stock options, stock warrants, convertible debt and convertible preferred stock amounting to 108,059,082 and 126,767,057 shares, respectively, were not included in the computation of diluted loss per share because their effect was antidilutive.

Note 2 - Fixed Assets

Our fixed assets are comprised of the following as of December 31, 2005 and 2004:

                                                      2005          2004
                                                      ----          ----

Office equipment                                    $ 209,085     $ 151,577
Furniture and fixtures                                189,068       150,871
Automobiles                                            29,295             -
Leasehold improvements                                 23,714        23,714
Purchased software                                      3,223         3,223
                                                    ---------     ---------
                                                      454,385       329,385
Less: accumulated depreciation and amortization      (166,327)     (218,179)
                                                    ---------     ---------
                                                    $ 288,058     $ 111,206
                                                    =========     =========

Depreciation and amortization expense of fixed assets aggregated $43,292 and $30,153 for 2005 and 2004, respectively.

Note 3 - Intangible Assets

Our intangible assets consist of our distribution agreement with Coca-Cola Enterprises ("CCE"), our manufacturing agreement with Jasper Products, Inc. and licenses and trademark costs, with estimated lives of ten years, five years and one-to-five years, respectively. The following table summarizes the components of our intangible assets as of December 31, 2005 and 2004:

                                     2005            2004
                                     ----            ----

Distribution agreement            $15,960,531      $       -
Manufacturing agreement             2,700,000              -
Licenses and trademarks             1,370,958        365,431
Less accumulated amortization      (1,437,929)      (288,393)
                                  -----------      ---------
                                  $18,593,560      $  77,038
                                  ===========      =========

Amortization expense amounted to $1,411,004 and $269,242 for the years ended December 31, 2005 and 2004, respectively.

Estimated future amortization of our intangible assets for each of the next five years is as follows as of December 31, 2005:

   December 31, 2006              $2,685,671
                                  ==========
   December 31, 2007              $2,367,947
                                  ==========
   December 31, 2008              $2,356,342
                                  ==========
   December 31, 2009              $2,355,844
                                  ==========
   December 31, 2010              $2,203,289
                                  ==========

Note 4 - Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2005 and December 31, 2004:

                                                       2005          2004
                                                       ----          ----

Investor relations liability                        $1,545,565     $      -
Production processor liability                         182,814            -
Accrued payroll and related                            636,757       15,000
Accrued interest                                       376,198      255,173
Discontinued products (a)                            1,710,733            -
Liquidated damages due to late registraton (b)         303,750            -
Other                                                  116,460      174,813
                                                    ----------     --------
                                                    $4,872,277     $444,986
                                                    ==========     ========

(a) During the year ended December 31, 2005, we discontinued certain product lines and, as a result, incurred certain penalties under purchase commitments with our manufacturing vendors. We accrued these penalties upon our decision to discontinue the products.

(b) Certain of our financings provide for penalties in the event of non-registration of securities underlying the financial instruments. Generally, these penalties are calculated as a percentage of the financing proceeds, usually between 1.0% and 3.0% monthly. We record these liquidated damages when they are probable and estimable pursuant to FAS 5.

Note 5 -- Notes Payable

Notes payable consist of the following as of December 31, 2005 and 2004:

                                                                  2005          2004
                                                                  ----          ----

$750,000 face value note payable, due September 3, 2004 (a)     $750,000     $  750,000
$187,743 face value note payable, due December 31, 2005 (b)      187,743        187,743
$100,000 face value note payable due February 1, 2002 (c)              -        100,000


Other                                                                           147,115
                                                                --------     ----------
  Total notes payable                                            937,743      1,184,858
Less current maturities                                          937,743      1,184,858
                                                                --------     ----------
Long-term notes payable                                         $      -     $        -
                                                                ========     ==========

(a)   On May 9, 2004 we received the proceeds of a $750,000 loan from Mid-Am
      Capital, payable September 3, 2004, with an interest rate of 8%. This loan is secured by a general security interest in all of our assets.
      Mid-Am has agreed to extend the note on a demand basis.

(b) In 1999, we issued a promissory note to assume existing debt owed by our then Chinese joint venture subsidiary to a supplier, International Paper.
      The face value of that unsecured note was $282,637 at an annual interest rate of 10.5%. The note originally required 23 monthly payments of $7,250 and a balloon payment of $159,862 due on July 15, 2000. During 2000, we negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which amount represents interest due through the extension date. The balance due on this note is $187,743 at December 31, 2005, all of which is delinquent.
      Although International Paper has not pursued collection of the note, it is possible that they could do so in the future and, if they do, such collection effort may have a significant adverse impact on the liquidity of the Company.

(c) On November 6 and 7, 2001 respectively, the Company received proceeds of two loans aggregating $100,000 from two offshore lenders. The two promissory notes, one for $34,000 and the other for $66,000, were payable on February 1, 2002 with interest at an annual rate of 8%. These loans were secured by a general security interest on all of the assets of the Company. These lenders had agreed to extend the notes without default on a demand basis. Interest accrued and unpaid at December 31, 2004 aggregated $25,380.

Note 6.  Convertible Notes Payable

Convertible debt carrying values consist of the following as of December 31, 2005 and 2004:

                                                                   2005           2004
                                                                   ----           ----

$200,000 Convertible Note Payable, due November 2006 (a)        $  187,934     $  175,055
$15,000 Convertible Note Payable, due May 2007 (b)                   1,620              -
$600,000 Convertible Note Payable, due December 2005 (c)           600,000        240,088
$6,250 Convertible Note Payable, due April 30, 2006 (e)              5,188         73,057
$25,000 Convertible Note Payable, due October 1, 2006 (f)           30,278        208,424
$187,760 Convertible Note Payable, due December 1, 2005 (g)        187,760        402,607
                                                                ----------     ----------
                                                                $1,012,780     $1,099,231
                                                                ==========     ==========

(a) $400,000 Convertible Note Financing
---------------------------------------

On November 20, 2003, we issued $400,000 of 8.0% convertible notes payable, due November 20, 2005 plus warrants to purchase 14,000,000 shares of our common stock with strike prices ranging from $0.05 to $1.00 for a period of three years. The convertible notes had a face value outstanding of $200,000 and $275,000 on December 31, 2005 and 2004, respectively following the modification of the underlying note agreement, extending the maturity date of the remaining balance to November 20, 2006. The convertible notes are convertible into a variable number of our common shares based upon a variable conversion price of the lower of $0.05 or 75% of the closing market price near the conversion date. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to a variable conversion feature, and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because, as noted above, share settlement and maintenance of an effective registration statement are not within our control. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $1,311,000 and $201,000 as of December 31, 2005 and 2004, respectively. This amount is included in Derivative Liabilities on our balance sheet. Warrants related to the financing were fully converted prior to December 31, 2005.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $400,000 convertible note financing.

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------
  Compound derivative           $(1,110,000)     $    23,000
                                =============================
  Warrant derivative            $(5,842,900)     $(1,031,800)
                                =============================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes to zero. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the years ended December 31, 2005 and 2004 amounted to approximately $88,000 and $204,000, respectively.

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

(b) $2,300,000 Convertible Note Financing:
------------------------------------------

On January 28, 2005, May 23, 2005 and August 18, 2005, we issued $1,150,000,
$500,000 and $650,000, respectively of 8.0% convertible notes payable, due January 28, 2007 plus warrants to purchase 9,200,000, 4,000,000 and 5,200,000, respectively, shares of our common stock with a strike price of $0.129 for a period of five years. The convertible notes had a face value outstanding of $15,000 on December 31, 2005 resulting from conversions to common stock. The convertible notes are convertible into a fixed number of our common shares based upon a conversion price of $0.125 with anti-dilution protection for sales of securities below the fixed conversion price. We have the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 120% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $4,867 as of December 31, 2005.

As of December 31, 2005 2,000,000 warrants related to the financing remain unconverted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $2,300,000 convertible note financing:

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------
  Compound derivative           $ (3,779,033)        $-
                                =============================
  Warrant derivative            $(17,141,306)        $-
                                =============================

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

In connection with our accounting for this financing arrangement we encountered the unusual circumstance of a day-one loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $8,663,869.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the year ended December 31, 2005 amounted to approximately $462,000.

(c) $600,000 Convertible Note Financing:
----------------------------------------

On June 29, 2004, we issued $600,000 of 10.0% convertible notes payable, due December 31, 2005, plus warrants to purchase 2,000,000 and 5,000,000 shares of our common stock with strike prices of $0.25 and $2.00, respectively, for a periods of five and two years, respectively. Net proceeds from this financing arrangement amounted to $500,000. As of December 31, 2005, this debt is past due and, accordingly, the outstanding carrying value of $600,000 does not include the $68,000 of capitalized interest, which is being reflected as accrued liabilities. The convertible notes are convertible into a fixed number of our common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. We have the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $153,700 and $27,833 as of December 31, 2005 and 2004, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

As of December 31, 2005 all warrants related to the financing had been converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $600,000 convertible note financing:

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------
  Compound derivative           $  (125,867)      $  47,134
                                =============================
  Warrant derivative            $(5,478,300)      $(479,067)
                                =============================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the years ended December 31, 2005 and 2004 amounted to approximately $428,000 and $240,000, respectively.

(d) $240,000 Convertible Note Financing:
----------------------------------------

On December 22, 2004, we issued $240,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 800,000 shares of common stock at $0.15 for five years. Net proceeds from this financing arrangement amounted to $200,000. As of December 31, 2005, this debt had been fully converted. As of December 31, 2004, this debt had a face value of $210,000. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. These amounts are included in Derivative Liabilities on our balance sheet. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.

As of December 31, 2005 all warrant liabilities related to the financing had been fully converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $240,000 convertible note financing:

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------
  Compound derivative            $(55,604)        $  64,600
                                =============================
  Warrant derivative             $ 55,540         $(220,515)
                                =============================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the years ended December 31, 2005 and 2004 amounted to approximately $66,781 and $-0-, respectively.

(e) $693,000 Convertible Note Financing:
----------------------------------------

On October 29, 2004, we issued $693,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 2,200,000 at $0.15 for five years. Net proceeds from this financing arrangement amounted to $550,000. As of December 31, 2005, this debt had face value $6,250 outstanding. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in a compound derivative balance of $42,878 as of December 31, 2005. Our valuation model resulted in a warrant derivative balance, arising from the convertible note financing, of $924,120 and $330,220 as of December 31, 2005 and 2004, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $693,000 convertible note financing:

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------
  Compound derivative           $(2,610,699)      $(133,492)
                                =============================
  Warrant derivative            $  (668,950)      $(373,967)
                                =============================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the years ended December 31, 2005 and 2004 amounted to approximately $199,000 and $73,000, respectively.

(f) $660,000 Convertible Note Financing:
----------------------------------------

On April 2, 2004, we issued $660,000 of 10.0% convertible notes payable, due October 1, 2005, plus warrants to purchase 3,000,000 at $0.15 for five years. Net proceeds from this financing arrangement amounted to $500,000. As of December 31, 2005, this debt had a face value of $25,000 outstanding. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in a compound derivative balance of $159,250 and $440,648 as of December 31, 2005 and 2004, respectively. This amount is included in Derivative Liabilities on our balance sheet.

As of June 30, 2005, all warrants related to the financing had been fully converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $660,000 convertible note financing:

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------
  Compound derivative           $(2,787,246)      $(194,962)
                                =============================
  Warrant derivative            $    61,800       $(276,188)
                                =============================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the years ended December 31, 2005 and 2004 amounted to approximately $74,000 and $256,000, respectively.

(g) $1,008,000 Convertible Note Financing:
------------------------------------------

On June 29, 2004, we issued $1,008,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 3,200,000 and 8,000,000 shares of our common stock at $0.25 and $2.00, respectively, for periods of five and two years, respectively. Net proceeds from this financing arrangement amounted to $800,000. As of December 31, 2005, this debt had a face value of $187,760 outstanding. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in a compound derivative balance of $564,735 and $1,446,560 as of December 31, 2005 and 2004, respectively. This amount is included in Derivative Liabilities on our balance sheet.

As of December 31, 2005, all warrants related to the financing had been fully converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $1,008,000 convertible note financing:

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------
  Compound derivative           $  (185,979)      $ (29,988)
                                =============================
  Warrant derivative            $(1,661,859)      $(826,816)
                                =============================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the years ended December 31, 2005 and 2004 amounted to approximately $383,000 and $403,000, respectively.

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

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------
  Compound derivative            $(841,650)           $-
                                =============================
  Warrant derivative             $       -            $-
                                =============================

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

The above allocations resulted in a discount to the carrying value of the notes amounting to approximately $173,925. This discount, along with related deferred finance costs and future interest payments, was amortized through periodic charges to interest expense using the effective method. Interest expense during the year ended December 31, 2005 amounted to approximately $163,000.

Derivative warrant fair values are calculated using the Black-Scholes-Merton Valuation technique. Significant assumptions as of December 31, 2005, corresponding to each of the above financings (by paragraph reference) are as follows:

                                   6(a)          6(b)      6(c)       6(d)       6(e)       6(f)
                                -----------------------------------------------------------------

Trading market price                 $0.59      $0.59     $0.59      $0.59      $0.59      $0.59
Strike price                    $.05-$1.00      $.129      $.10       $.15       $.15       $.15
Volatility                             148%       133%      136%       136%       136%       142%
Risk-free rate                        3.25%      3.71%     3.30%      3.57%      3.30%      3.45%
Remaining term/life (years)            .92       4.63       3.5        4.0       3.83       3.25

Our stock prices have been highly volatile. Future fair value changes are significantly influenced by our trading common stock prices. As previously discussed herein, changes in fair value of derivative financial instruments are reflected in earnings.

Note 7.  Preferred Stock

Our articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock. We have designated this authorized preferred stock, as follows:

(a) Series H Preferred Stock:
-----------------------------

We have designated 350,000 shares of our preferred stock as Series H Cumulative Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series H Preferred Stock has cumulative dividend rights at 7.0% of the stated amount, ranks senior to common stock and is non-voting. It is also convertible into our common stock at a fixed conversion price of $0.40 per common share. The Series H Preferred Stock is mandatorily redeemable for common stock on the fifth anniversary of its issuance. We have the option to redeem the Series H Preferred Stock for cash at 135% of the stated value. The holder has the option to redeem the Series H Preferred Stock for cash at 140% of the stated value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, listing of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

Based upon our evaluation of the terms and conditions of the Series H Preferred Stock, we concluded that it was more akin to a debt instrument than an equity instrument, which means that our accounting conclusions are based upon those related to a traditional debt security, and that it should be afforded the conventional convertible exemption regarding the embedded conversion feature because the conversion price is fixed. Therefore, we are not required to bifurcate the embedded conversion feature and carry it as a liability. However, we concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt-type instruments. In addition, due to the default and contingent redemption features of the Series H Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

Between December 2001 and March 2002, we issued 175,500 shares of Series H Preferred Stock for cash of $1,755,000, plus warrants to purchase an aggregate of 4,387,500 shares of common stock at $0.50 for five years. As of December 31, 2005, 64,500 shares of preferred stock remain outstanding; all of the warrants remain outstanding. We allocated $1,596,228 of the proceeds from the Series H Preferred financings to the warrants at their fair values because the warrants did not meet all of the conditions necessary for equity classification and, accordingly, are carried as derivative liabilities, at fair value. We also allocated $134,228 to the Default Puts which, as described above are carried as derivative liabilities, at fair value. We also allocated proceeds of $34,210 to paid-in capital because the aforementioned allocations resulted in an effective beneficial conversion feature, which is recorded in equity. Finally, we recorded derivative expense of $9,666 because one of the financings did not result in sufficient proceeds to record the derivative financial instruments at fair values on the inception date.

We estimated the fair value of the derivative warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique. As a result of applying this technique, our valuation of the derivative warrants amounted to $1,264,109 and $376,212 as of December 31, 2005 and 2004,
respectively. We estimated the fair value of the Default Puts on the inception dates, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Significant assumptions underlying the probability-weighted outcomes included both our history of similar default events, all available information about our business plans that could give rise to or risk defaults, and the imminence of impending or current defaults. As a result of these subjective estimates, our valuation model resulted in Default Put balances associated with the Series H Preferred Stock of

$381,377 and $156,927 as of December 31, 2005 and 2004, respectively. These amounts are included in Derivative Liabilities on our balance sheet. The following table illustrates fair value adjustments that we have recorded related to the Default Puts on the Series H Preferred Stock.

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------

  Compound derivative            $(224,451)       $ (22,701)
                                =============================
  Warrant derivative             $(887,896)       $(253,571)
                                =============================

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in our estimates about the probability of default events and amortization of the time-value element embedded in our calculations. Higher derivative expense in the year ended December 31, 2005 when compared to the same period of 2004, reflected the increased probability that the Default Put would become exercisable because we would not timely file certain reports with the Securities and Exchange Commission. In fact, we ultimately did not file our Quarterly Report on Form 10-QSB for the June 2006 reporting period on a timely basis. While the Default Put became exercisable at that time, the holders of the Series H Preferred Stock did not exercise their right prior to curing the event. There can be no assurances that the holders of the Series H Preferred Stock would not exercise their rights should further defaults arise.

The discounts to the Series H Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to retained earnings using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the years ended December 31, 2005 and 204:

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
                                -----------------------------

Preferred stock dividends         $140,400         $140,400
                                =============================
Accretions                        $558,089         $357,392
                                =============================

As of December 31, 2005, $315,900 of cumulative dividends are in arrears on Series H Preferred Stock.

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

Based upon our evaluation of the terms and conditions of the Series J Preferred Stock, we concluded that its features were more akin to a debt instrument than an equity instrument, which means that our accounting conclusions are generally based upon standards related to a traditional debt security. Our evaluation concluded that the embedded conversion feature was not afforded the exemption as a conventional convertible instrument due to certain variability in the conversion price and it further did not meet the conditions for equity classification. Therefore, we are required to bifurcate the embedded conversion feature and carry it as a liability. We also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt-type instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. In addition, due to the default and contingent redemption features of the Series J Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in a compound derivative balance associated with the Series J Preferred Stock of $5,628,000 and $728,000 as of December 31, 2005 and December 31,2004, respectively. This amount is included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the Series J Preferred Stock.

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------

  Compound derivative           $(4,900,000)      $(644,000)
                                =============================
  Warrant derivative            $(3,136,000)      $(713,600)
                                =============================

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

The discounts to the Series J Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the years ended December 31, 2005 and 2004:

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
                                -----------------------------
Preferred stock dividends         $160,000         $160,000
                                =============================
Accretions                        $385,218         $214,856
                                =============================

As of December 31, 2005 $480,000 of cumulative dividends are in arrears on Series J Preferred Stock.

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

We estimated the fair value of the Default Puts on the inception dates, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Significant assumptions underlying the probability-weighted outcomes included both our history of similar default events, all available information about our business plans that could give rise to or risk defaults, and the imminence of impending or current defaults. As a result of these subjective estimates, our valuation model resulted in Default Put balances associated with the Series K Preferred Stock of $206,200 and $73,644 as of December 31, 2005 and 2004, respectively. These amounts are included in Derivative

Liabilities on our balance sheet. The following table illustrates fair value adjustments that we have recorded related to the Default Puts on the Series K Preferred Stock.

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------
  Compound derivative            $(132,556)        $(3,768)
                                =============================
  Warrant derivative             $       -         $     -
                                =============================

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in our estimates about the probability of default events and amortization of the time-value element embedded in our calculations. Higher derivative expense in the year ended December 31, 2005, when compared to the same period of 2004, reflected the increased probability that the Default Put would become exercisable because we would not timely file certain reports with the Securities and Exchange Commission. In fact, we ultimately did not file our Quarterly Report on Form 10-QSB for the June 2006 reporting period in a timely basis. While the Default Put became exercisable at that time, the holders of the Series K Preferred Stock did not exercise their right prior to curing the event. There can be no assurances that the holders of the Series K Preferred Stock would not exercise their rights should further defaults arise.

The discounts to the Series K Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the years ended December 31, 2005 and 2004:

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
                                -----------------------------
Preferred stock dividends         $76,000          $57,000
                                =============================
Accretions                        $40,407          $30,140
                                =============================

As of December 31, 2005, $133,000 of cumulative dividends are in arrears on Series K Preferred Stock.

(d) Other Preferred Stock Designations and Financings:

Series A Preferred: We have designated 500,000 shares of our preferred stock as Series A Convertible Preferred Stock. There were no Series A Preferred Stock outstanding during the periods presented.

Series B Preferred: We have designated 1,260,000 shares of our preferred stock as Series B Convertible Preferred Stock with a stated and liquidation value of $1.00 per share. Series B Preferred has cumulative dividend rights of 9.0%, ranks senior to common stock and has voting rights equal to the number of common shares into which it may be converted. Series B Preferred is convertible into common on a share for share basis. Based upon our evaluation of the terms and conditions of the Series B Preferred Stock, we have concluded that it meets all of the requirements for equity classification. We have 107,440 shares of Series B Preferred outstanding as of December 31, 2005.

Series D Preferred: We have designated 165,000 shares of our preferred stock as Series D Cumulative Convertible Preferred Stock with a stated and liquidation value of $10 per share. Series D Preferred has cumulative dividend rights of 6.0%, ranks senior to common stock and is non-voting. There are no shares of Series D Preferred Stock outstanding during any of the periods presented. However, we continue to have 611,250 warrants outstanding that were issued in connection with the original Series D Preferred Stock Financing arrangement.

Series F Preferred: We have designated 200,000 shares of our preferred stock as Series F Convertible Preferred Stock with a stated and liquidation value of $10 per share. There were 5,248 and 55,515 shares of Series F Preferred Stock outstanding as of December 31, 2005 and 2004, respectively. Series F Preferred is non-voting and convertible into common stock at a variable conversion price equal to the lower of $0.60 or 75% of the trading prices near the conversion date. In addition, the holder has the option to redeem the convertible notes payable for cash at 125% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). We concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to a variable conversion feature; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt-type instruments. These two derivative features were combined into one compound derivative instrument. In addition, due to the default and contingent redemption features of the Series F Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

Series I Preferred: We have designated 200,000 shares of our preferred stock as Series I Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series I Preferred has cumulative dividend rights at 8.0% of the stated value, ranks senior to common stock and is non-voting. Series I Preferred is convertible into a variable number of common shares at the lower conversion price of $0.40 or 75% of the average trading market price. There were no Series I Preferred Stock outstanding as of December 31, 2005. However, we had 30,000 shares outstanding during the year ended December 31, 2004. We accounted for Series I Preferred Stock, while it was outstanding as an instrument that was more akin to a debt instrument. We also bifurcated the embedded conversion feature and freestanding warrants issued with the financing and carried these amounts as derivative liabilities, at fair value. The table below reflects derivative income and (expense) associated with changes in the fair value of this derivative financial instrument.

The following table summarizes derivative income (expense) related to compound derivatives and freestanding warrant derivatives that arose in connection with the preferred stock transactions discussed above.

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
Derivative income (expense)     -----------------------------
  Compound derivative           $   152,310       $ (22,535)
                                =============================
  Warrant derivative            $(2,186,140)      $(900,868)
                                =============================

The following table summarizes preferred stock dividends related to the convertible preferred stock discussed above:

                                 Year ended       Year ended
                                December 31,     December 31,
                                    2005             2004
                                -----------------------------
Preferred stock dividends          $5,600          $31,200
                                =============================
Accretions                         $    -          $     -
                                =============================

Note 8. - Share Based Payments

On April 6, 2005, our Board of Directors adopted an incentive share-based plan (the "2005 Stock Incentive Plan") that provides for the grant of stock options for up to 10,397,745 shares of our common stock to our directors, officers, key employees, and consultants. On May 10, 2005, our Board of Directors adopted the recommendation of our Compensation Committee to grant options for 8,922,745 shares to our directors and key employees. As of December 31, 2005, there were 1,475,000 shares of common stock reserved for issuance under our stock plan. Options granted under 2005 Stock Incentive Plan have a contractual life of 10 years and vest over two years in equal annual installments with the first third exercisable on the grant date, provided that the individual is continuously employed by us.

In years prior to 2005, we granted options for 650,000 shares to now former employees and options for 220,000 shares to now former directors, all which are fully vested and exercisable, under individual plans. Currently, there are no shares reserved for future issuance under these individual plans.

We adopted the fair-value provisions of FAS No. 123, effective January 1, 2005, and we recorded compensation costs aggregating $798,870 for the twelve months ended December 31, 2005. We recognized no tax benefit for share-based compensation arrangements due to the fact that we are in a cumulative loss position and recognize no tax benefits in our Consolidated Statements of Operations.

We estimate the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions and amortize that value to expense over the options' vesting periods using the straight-line attribution approach. In addition to the issuance of the outstanding options discussed above, we granted options for 750,000 shares in 2004, which were part of the options for 5,395,000 shares that were exchanged into an equivalent number of common shares in 2004, as discussed further below.

                                                     2005
                                                     ----

                   Expected Term (in years)            6
                   Risk-free rate                      5%
                   Expected volatility               141%
                   Expected dividends                  0%

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

A summary of option activity under the stock incentive plan for the years ended December 31, 2005 and 2004 are presented below:

                                                      2005                        2004
                                             ----------------------     ------------------------
                                                                        Weighted-      Weighted-
                                              Number       Average        Number        Average
                                                of         Exercise         of         Exercise
                Options                       Options       Price        Options         Price
----------------------------------------      -------      --------     ----------     ---------


Outstanding Balance at beginning of year     1,025,000      $0.46        7,903,705      $ 0.43
Granted                                      9,122,743      $0.28          750,000      $ 0.29
Exercised                                            -          -                -           -
Forfeited                                     (547,321)     $0.28                -           -
Expired                                              -          -       (2,233,705)     $(0.76)
Cancelled                                            -          -       (5,395,000)     $(0.27)
                                             ---------                  ----------

Outstanding at the end of the year           9,600,422      $0.30        1,025,000      $ 0.46
                                             =========                  ==========

Exercisable at the end of the year           3,816,806      $0.33        1,025,000      $ 0.46
                                             =========                  ==========

The following table summarized the status of the stock options outstanding and exercisable at December 31, 2005:


                                   2005                                2005
                            Options Outstanding                 Options Exercisable
                  ---------------------------------------     -----------------------
                                 Weighted-
                                  Average
                                 Remaining      Weighted-                   Weighted-
Range              Number       Contractual      Average       Number        Average
of Exercise          of            Term         Exercise         of         Exercise
Prices             Options      (in years)        Price        Options       Price
-----------        -------      -----------     ---------      -------      ---------

$.20 to $.35      9,200,422        9.18           $0.28       3,416,806       $0.16
$.60 to $1.00       400,000        4.94           $0.78         400,000       $0.78
                  ---------                                   ---------

                  9,600,422        9.00           $0.30       3,816,806       $0.22
                  =========                                   =========

The weighted-average exercise prices and weighted-average fair values of options granted during 2005 for which the exercise prices exceeded the market prices of the stock was $0.23 and $0.15, respectively. The weighted-average exercise price and weighted-average fair value of options granted during 2005 for which the exercise price equaled the market price of the stock was $0.61 and $0.56, respectively. There were no exercises of options during the years ended December 31, 2005 and 2004.

During 2004 we granted options for 750,000 shares which were cancelled and converted into common shares. These options were part of options for 5,395,000 shares that were exchanged into an equivalent number of unregistered common shares in 2004. In connection with such cancellation, we recorded $269,750 of compensation expenses at the value of $.05 per each common share. This valuation was discounted from the quoted market price of $.08 due to restrictions imposed by insider trading and short swing profits rules on the transferability of such shares that were issued to our directors and senior management.

In May 2005, we extended the contractual life of fully vested options for 770,000 shares held by two directors. As a result of that modification, we have recognized, on a restated basis, additional compensation expense of $104,000 for the second quarter of 2005

Note 9 - Stockholders' Deficit

(a) Convertible Preferred Stock
    ---------------------------

We have designated 1,260,000 shares of our preferred stock as Series B Convertible Preferred Stock. Series B Preferred accumulates dividends at the rate of 9% per annum, payable only upon liquidation or redemption, as a percentage of the stated value, out of the assets and available funds. Voting rights of the Series B Convertible Preferred stock are the same as our common stock. Series B Convertible Preferred stock is convertible anytime after December 31, 1997 to our common stock at the fixed ratio of one share of common stock for one share of Series B Convertible Preferred stock surrendered for conversion. We account for Series B Preferred Stock as perpetual preferred equity.

(b) Common Stock Warrants
    ---------------------

As of December 31, 2005, we had the following outstanding warrants:

                                                                           Warrants/
                                                            Expiration      Options       Exercise
Warrants                                     Grant date        date         Granted       Price

Series D Preferred Stock Financing             3/9/1999     11/17/2008         17,500       0.100
Series D Preferred Stock Financing            4/23/1999     11/17/2008          8,750       0.100
Series D Preferred Stock Financing             2/1/2000     11/17/2008        130,000       0.100
Series D Preferred Stock Financing             2/1/2000     11/17/2008        455,000       0.100
Series F Preferred Stock Financing           10/13/2000     11/17/2008      1,038,259       0.100
Series H Preferred Stock Financing            12/5/2001      12/4/2006      2,637,500       0.500
Series H Preferred Stock Financing            1/30/2002      1/30/2007        375,000       0.500
Series H Preferred Stock Financing            2/15/2002      2/14/2007        125,000       0.500
Series H Preferred Stock Financing            3/18/2002      3/17/2007      1,250,000       0.500
January 2005 Convertible Debt Financing      11/20/2003     11/20/2008      2,000,000       0.050
Warrant to Licensor                           6/20/2005      6/19/2007      1,000,000       0.050
Warrant Consultant                             4/8/2005       4/7/2007      1,000,000       0.250
Warrant to Distributor                        8/30/2005      8/29/2008     30,000,000       0.360
April 2004 Financing                          4/20/2004        4/19/09      1,500,000       0.100
October 2004 Financing                       10/29/2004     10/28/2009        500,000       0.100


January 2005 Financing                          1/31/05      1/30/2010      2,000,000       0.100
November 2005 Common Stock Financing         11/28/2005     11/27/2010     15,667,188       0.800
November 2005 Common Stock Financing         11/28/2005     11/27/2010      1,012,500       0.500
Other Financings                             12/27/2001      2/28/2007         25,000       0.400
                                                                           ----------
Total Warrants                                                             60,741,697
                                                                           ==========

Certain conversion features in our debt and preferred stock are indexed to a variable number of common shares based upon our trading stock price. Accordingly, in the event of stock price declines, we may have insufficient shares to share-settle all of our contracts that are convertible into or exercisable for common stock. As a result, current accounting standards require us to assume that we would not have sufficient authorized shares to settle these other warrants and, therefore, reclassify other warrants and contracts that were otherwise carried in stockholders' equity to derivative liabilities. Such warrants and contracts that required reclassification were indexed to 49,504,688 and 47,679,688 shares of our common stock as of December 31, 2005 and 2004, respectively. We are not required to reclassify certain exempt contracts and employee stock options, so those items are not included in this caption. Derivative income (expense) associated with these other warrants for the years ended December 31, 2005 and 2004 are as follows:

Derivative income (expense)        2005             2004
                                ---------------------------
  Warrant derivative            $(7,336,788)      $(316,829)
                                ===========================

Activity for our common stock warrants is presented below:

                                                                      Weighted
                                                                      Average
                                                        Shares         Price
                                                      -----------    ---------

Total warrants outstanding at December 31, 2003        34,700,277     $ 0.33

Warrants granted                                       27,950,000       1.03
Warrants exercised                                              -          -
Warrants expired                                          (33,000)     (2.75)
                                                      ------------    ------

Total warrants outstanding at December 31, 2004        62,617,277     $ 0.64

Warrants granted
                                                       66,329,688       0.39
Warrants exercised                                    (32,873,601)     (0.15)
Warrants expired                                       (3,331,667)     (1.62)
Warrants redeemed                                     (32,000,000)     (0.18)
                                                      ------------    ------
Total warrants outstanding at December 31, 2005        60,741,697     $ 0.44
                                                      ============    ======

(c) Other Stockholders' Equity Transactions
    ---------------------------------------

Year ended December 31, 2005

Quarter Ended March 31, 2005
----------------------------

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

Quarter Ended June 30, 2005
---------------------------

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

Quarter Ended September 30, 2005
--------------------------------

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

Quarter Ended December 31, 2005
-------------------------------

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

Year ended December 31, 2004

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

Note 10 - Income Taxes

We have recorded no income tax benefit for our taxable losses during the years ended December 31, 2005 and 2004 because there is no certainty that we will realize those benefits. The components of our deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

                                                                2005            2004
                                                            ----------------------------
Tax effect of net operating loss carryforwards              $ 14,875,732     $ 9,100,463
Accrued expenses that are deductible in future periods         1,479,268          57,304
Bad debt reserves that are deductible in future periods          130,550          33,718
Debt discounts that affect the timing of our interest             25,477         405,805
Depreciation and amortization method differences                   1,645         (37,102)
                                                            ----------------------------
Net deferred tax assets                                     $ 16,512,672     $ 9,560,188
                                                            ============================
Valuation allowances                                        $(16,512,672)    $(9,560,188)
                                                            ============================

Our valuation allowances increased by $6,952,484 and $1,934,561 during the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, we have a net tax operating loss of $39,881,318 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitation and these amounts will begin to expire in 2022.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to our effective rate for each year ended December 31, 2005 and 2004:

                                                              2005             2004
                                                            ------------------------
Benefit at federal statutory rate                           (34.00)%         (34.00)%
Benefit at state rate, net of federal benefit                (3.30)%          (3.30)%
Non-deductible derivative fair value losses                  28.64%           20.43%
Effect of changes in our valuation allowances                 8.63%           16.80%
Non-deductible travel expenses and charitable donations       0.03%            0.07%
                                                             ----------------------
Benefit at our effective rate                                (0.00)%          (0.00)%
                                                             ======================

We operate in certain foreign jurisdictions that are not reflected in the above rate reconciliation because these operations are insignificant. However, we plan to increase our foreign operations and, as a result, we may generate tax liabilities in these foreign operations in future periods.

Note 11 - Commitments and Contingencies

Lease of Office
---------------

We lease office space at our corporate office in Florida under an original operating lease that expired March 8, 2004. We have renewed the operating lease for an additional six-year period that will expire October 30, 2015.

Future minimum rental payments required under the operating lease as of December 31, 2005 are as follows:

Years ending December 31,                      Amount
-------------------------                      -------
2006                                           $92,868
2007                                           $92,868
2008                                           $92,868
2009                                           $92,868
2010                                           $81,140

Rental expense for the years ended December 31, 2005 and 2004 are $90,000 and $68,784, respectively.

Licenses
--------

Royalty advances are payable against earned royalties on a negotiated basis. The table below identifies each Licensor to which our licenses require advance payments and, in addition, reflects the term of the respective licenses as well as the advance royalties remaining to be paid on such negotiated advance royalty payments, as of September 25, 2006. We currently are in default of our guaranteed royalty payments to Marvel Enterprises on our license for the United Kingdom by the aggregate advance remaining listed below for Marvel (UK) .

---------------------------------------------------------------------------
                                                          Aggregate Advance
Licensor                           Term                   Remaining
---------------------------------------------------------------------------
Marvel (UK)                        Two years                       $120,960
---------------------------------------------------------------------------
Masterfoods                        Three years                   $2,430,000
---------------------------------------------------------------------------
Diabetes Research Institute        One year                          $2,500
---------------------------------------------------------------------------

Marvel Enterprises, Inc. (Super Heroes(R) and Marvel Heroes(R))

      On February 4, 2005, we entered into a two-year license agreement for the utilization of Marvel Heroes characters on our flavored milks in the United Kingdom and Ireland. We agreed to a royalty rate of 4% of net wholesale sales in the territory as the cost of the license. We have adopted the unit sales model currently used in the United States. We have outsourced the infrastructure required for the production, promotion, marketing, distribution and sale of our products through a production agreement with Waterfront Corporation in the UK and through an exclusive sales agency agreement with Drinks Brokers, Ltd., a UK registered company responsible for the launch and growth of several major beverage brands in the licensed territory.

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

Chattanooga Bakery, Inc.( Moon Pie(R) )

      In October 2003, we executed a two-year license agreement with MD Enterprises, Inc. on behalf of Chattanooga Bakery. Under the terms of the license agreement, we have the exclusive right to manufacture, distribute, market and sell Moon Pie(R) flavored milk products in the United States. We agreed to a variable royalty rate of 2% to 3% of net wholesale sales, depending upon volume, as the cost of the license. This license has been extended verbally.

Masterfoods USA (Starburst(R), Milky Way(R), 3 Musketeers(R))

      On September 21, 2004, we entered into a licensing agreement with Masterfoods USA, a division of Mars, Incorporated, for the use of Masterfood's Milky Way(R), Starburst(R) and 3 Musketeers(R) trademarks in connection with the manufacture, marketing and sale of single serve flavored milk drinks in the United States, its Possessions and Territories and US Military installations worldwide. The license limits the relationship of the parties to separate independent entities. The amended term of the license agreement expires December 31, 2012. We have agreed to pay a 5% to 7% royalty based upon the total net sales value of the licensed products sold as the cost of the license. Ownership of the licensed marks and the specific milk flavors to be utilized with the marks remains with Masterfoods. We have a right of first refusal for other milk beverage products utilizing the Masterfoods marks within the licensed territory.

Diabetes Research Institute

      In June 2005, we agreed to extend our licensing agreement with Diabetes Research Institute for a term beyond the original June 30, 2006 termination date.. We agreed to a variable royalty rate of 0.25% of net sales as the cost of the license . We use this intellectual property, which consists of a logo plus design on the labels of our Slim Slammers(TM) product line.

Employment Contracts
--------------------

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

      Marvel UK. We are obligated to contribute to a discretionary marketing fund at the rate of 3% of royalties payable to Marvel for our sales in the UK, if requested by Marvel. We satisfied this obligation with a lump-sum payment of $1,000 at the inception of the license.

Note 12 - Master Distribution Agreement

      On August 31, 2005, we entered into a Master Distribution Agreement with Coca-Cola Enterprises, Inc., which included the attendant grant of three year warrants to CCE for the right to purchase 30 million shares of the Company's common stock at an exercise price of $0.36 per share. The fair value of the warrants has been recorded as deferred distribution costs and is being amortized over the life of the distribution agreement.

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

Note 13 - Restatements of Prior Financial Statements

We have restated our prior financial statements. This footnote is organized to reflect (i) our annual and quarterly statements of operations as reported and as restated, (ii) a tabular summary of the amounts of adjustments and descriptions of matters that gave rise to the restatements of our statements of operations and (iii) a tabular summary of the amounts of adjustments and the descriptions of matters that gave rise to the restatements of our balance sheets. See also Notes 1, 5, 6, 7, 8, 9 and 10 for additional disclosures.

                Condensed Consolidated Statements of Operations
                     Years Ended December 31, 2005 and 2004

                                      Year ended            Year ended
                                   December 31, 2005     December 31, 2005
                                     (As Restated)         (As Reported)
                                   ---------------------------------------
Revenues                             $ 11,948,921          $ 11,948,921
Product costs                         (10,443,727)           (8,938,692)
Operating expenses                    (18,364,502)          (17,209,180)
Other income (expense)                (62,669,345)             (307,679)
                                     ----------------------------------
Net (loss)                            (79,528,653)          (14,506,630)
                                     ==================================
Loss applicable to common             (80,850,670)          (14,842,933)
                                     ==================================
Loss per common share                       (0.60)                (0.11)
                                     ==================================
Comprehensive loss                   $(79,559,412)         $(14,537,389)
                                     ==================================

                                      Year ended            Year ended
                                   December 31, 2004     December 31, 2004
                                     (As Restated)         (As Reported)
                                   ---------------------------------------
Revenues                             $  3,344,699          $  3,344,699
Product costs                          (2,873,118)           (2,374,805)
Operating expenses                     (4,183,863)           (4,529,373)
Other income (expense)                 (7,805,338)             (240,447)
                                     ----------------------------------
Net (loss)                            (11,517,620)           (3,799,926)
                                     ==================================
Loss applicable to common             (12,505,640)           (4,188,558)
                                     ==================================
Loss per common share                       (0.31)                (0.10)
                                     ==================================
Comprehensive loss                   $(11,518,309)         $ (3,800,615)
                                     ==================================

                Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2005 and 2004

                                   Three months ended    Three months ended
                                     March 31, 2005        March 31, 2005
                                     (As Restated)         (As Reported)
                                   ----------------------------------------
Revenues                             $    897,770          $    897,770
Product costs                            (816,113)             (677,663)
Operating expenses                     (1,282,309)           (1,340,290)
Other income (expense)                    547,582              (117,065)
                                     ----------------------------------
Net (loss)                               (653,070)           (1,237,248)
                                     ==================================
Loss applicable to common                (924,185)           (1,332,308)
                                     ==================================
Loss per common share                       (0.02)                (0.02)
                                     ==================================
Comprehensive loss                   $   (661,093)         $ (1,245,464)
                                     ==================================



                                   Three months ended    Three months ended
                                     March 31, 2004        March 31, 2004
                                     (As Restated)         (As Reported)
                                   ----------------------------------------
Revenues                             $    438,206          $    438,206
Product costs                            (409,835)             (330,121)
Operating expenses                       (976,424)             (957,649)
Other income (expense)                 (3,524,664)              (31,685)
                                     ----------------------------------
Net (loss)                             (4,472,717)             (881,249)
                                     ==================================
Loss applicable to common              (4,698,116)             (974,717)
                                     ==================================
Loss per common share                       (0.15)                (0.03)
                                     ==================================
Comprehensive loss                   $ (4,472,717)         $   (881,249)
                                     ==================================

                Condensed Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2005 and 2004

                              Three months      Three months       Six months        Six months
                                  ended             ended             Ended             ended
                              June 30, 2005     June 30, 2005     June 30, 2005     June 30, 2005
                              (As Restated)     (As Reported)     (As Restated)     (As Reported)
                              -------------------------------------------------------------------
Revenues                      $  2,448,618      $  2,448,618      $  3,346,388      $  3,346,388
Product costs                   (1,972,850)       (1,680,464)       (2,788,963)       (2,358,127)
Operating expenses              (2,696,152)       (2,007,000)       (3,978,461)       (3,347,290)
Other income (expense)         (78,224,912)         (103,181)      (77,677,330)         (220,246)
                              ------------------------------------------------------------------
Net (loss)                     (80,445,296)       (1,342,027)      (81,098,366)       (2,579,275)
                              ==================================================================
Loss applicable to common      (81,038,891)       (1,421,928)      (81,963,076)       (2,754,236)
                              ==================================================================
Loss per common share                (1.12)            (0.02)            (1.24)            (0.04)
                              ==================================================================
Comprehensive loss            $(80,442,600)     $ (1,351,790)     $(81,103,693)     $ (2,597,254)
                              ==================================================================

                              Three months      Three months       Six months        Six months
                                  ended             ended             Ended             ended
                              June 30, 2004     June 30, 2004     June 30, 2004     June 30, 2004
                              (As Restated)     (As Reported)     (As Restated)     (As Reported)
                              -------------------------------------------------------------------
Revenues                      $  1,441,356      $  1,441,356      $  1,879,562      $  1,879,562

Product costs                   (1,051,120)         (934,966)       (1,460,955)       (1,265,087)
Operating expenses              (1,198,967)       (1,342,970)       (2,175,391)       (2,300,619)
Other income (expense)          (9,376,541)          (43,310)      (12,901,205)          (74,995)
                              ------------------------------------------------------------------
Net (loss)                     (10,185,272)         (879,890)      (14,657,989)       (1,761,139)
                              ==================================================================
Loss applicable to common      (10,431,608)         (980,710)      (15,129,724)       (1,955,427)
                              ==================================================================
Loss per common share                (0.26)            (0.02)            (0.43)            (0.06)
                              ==================================================================
Comprehensive loss            $(10,185,272)     $   (879,890)     $(14,657,989)     $ (1,761,139)
                              ==================================================================

                Condensed Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 2005 and 2004

                               Three months      Three months      Nine months       Nine months
                                  ended             ended             Ended             ended
                              Sept. 30, 2005    Sept. 30, 2005    Sept. 30, 2005    Sept. 30, 2005
                              (As Restated)     (As Reported)     (As Restated)     (As Reported)
                              -------------------------------------------------------------------
Revenues                      $  3,245,305      $  3,245,305      $  6,591,693      $  6,591,693
Product costs                   (2,755,957)       (2,360,884)       (5,544,920)       (4,719,011)
Operating expenses              (2,439,020)       (2,717,708)       (6,417,482)       (6,064,998)
Other income (expense)          19,628,825        (3,073,169)      (58,048,505)       (3,293,415)
                              ------------------------------------------------------------------
Net (loss)                      17,679,153        (4,906,456)      (63,419,214)       (7,485,371)
                              ==================================================================
Loss applicable to common       17,463,463        (4,994,496)      (64,499,613)       (7,748,732)
                              ==================================================================
Loss per common share                 0.15             (0.04)            (0.79)            (0.09)
                              ==================================================================
Comprehensive loss            $ 17,660,830      $ (4,912,126)     $(63,442,863)     $ (7,509,380)
                              ==================================================================


                               Three months      Three months      Nine months       Nine months
                                  ended             ended             Ended             ended
                              Sept. 30, 2004    Sept. 30, 2004    Sept. 30, 2004    Sept. 30, 2004
                              (As Restated)     (As Reported)     (As Restated)     (As Reported)
                              -------------------------------------------------------------------
Revenues                      $    825,430      $    825,430      $  2,704,992      $  2,704,992
Product costs                     (781,856)         (628,747)       (2,242,811)       (1,893,834)
Operating expenses              (1,182,112)       (1,237,853)       (3,357,503)       (3,538,472)
Other income (expense)           7,436,020           (79,822)       (5,465,185)         (154,817)
                              ------------------------------------------------------------------
Net (loss)                       6,297,482        (1,120,992)       (8,360,507)       (2,882,131)
                              ==================================================================
Loss applicable to common        6,043,897        (1,218,164)       (9,085,827)       (3,173,591)
                              ==================================================================
Loss per common share                 0.14             (0.03)            (0.24)            (0.08)
                              ==================================================================
Comprehensive loss            $  6,297,482      $ (1,120,992)     $ (8,360,507)     $ (2,882,131)
                              ==================================================================

The following tables reflect the individual components of our restatements and a description of the nature of the adjustment:

                                    Quarter ended      Quarter ended     Quarter ended      Quarter ended
                                    March 31, 2005     June 30, 2005     Sept. 30, 2005     Dec. 31, 2005
                                    ---------------------------------------------------------------------

Net income (loss), as reported       $(1,237,248)      $ (1,342,027)      $(4,906,456)      $ (7,020,899)
Share-based payments                           -           (551,810)         (102,782)           569,620
Deferred development costs               (12,586)           (94,768)         (128,711)                 -
Derivative income (expense)            1,471,743        (77,311,393)       23,321,020         (8,304,944)
Amortization of debt discount           (772,181)          (489,633)          (73,864)           (92,960)
Liquidated damages expense                     -                  -                 -           (303,750)
Investor relations charges               (30,000)          (332,954)         (634,541)          (484,766)
Other                                    (72,798)          (322,711)          204,487           (471,740)
                                     -------------------------------------------------------------------
Net income (loss), as restated       $  (653,070)      $(80,445,296)      $17,679,153       $(16,109,439)
                                     ===================================================================

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

Derivative income (expense): Derivative income (expense) arises from adjustments to our derivative liabilities to carry these instruments at fair value at the end of each reporting period. Our derivative financial instruments consist of compound and freestanding instruments. These derivative financial instruments arose from (i) our notes payable, convertible notes payable and preferred stock financing transactions and (ii) the reclassification of non-exempt warrants from stockholders' equity to derivative liabilities because share settlement is presumed not to be within our control. We previously did not properly allocate proceeds from our financing transactions to derivative liabilities where applicable; nor did we reclassify our other warrants to derivative liabilities when we presumably lost our ability to share settle such instruments.

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

Liquidated Damages
------------------

Liquidated damages: We have restated our consolidated financial statements to record estimated liquidated damages that arose in connection with a registration rights agreement, pursuant to financial accounting standard No. 5, Accounting for Contingencies. In our previous filing, we recorded these amounts as incurred. During the years ended December 31, 2005 and December 31, 2004, we recorded liquidated damages expense of $303,750 and $0, respectively.

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

                                    Quarter ended      Quarter ended     Quarter ended      Quarter ended
                                    March 31, 2005     June 30, 2005     Sept. 30, 2005     Dec. 31, 2005
                                    ---------------------------------------------------------------------

Loss applicable to common
 stockholders, as reported           $(1,332,308)      $ (1,421,928)      $(4,994,496)      $ (7,094,201)
  Adjustments to net loss                584,178        (78,927,214)       23,275,357         (8,271,142)
  Preferred stock accretion             (176,055)          (689,749)         (817,398)          (985,714)
                                     -------------------------------------------------------------------
Loss applicable to common
stockholders, as restated            $  (924,185)      $(81,038,891)      $17,463,463       $(16,351,057)
                                     ===================================================================

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

                                    Quarter ended      Quarter ended     Quarter ended      Quarter ended
                                    March 31, 2005     June 30, 2005     Sept. 30, 2005     Dec. 31, 2005
                                    ---------------------------------------------------------------------

Loss per common share,
as reported                            $(0.02)            $(0.02)           $(0.04)            $(0.00)
Share-based payments                        -              (0.01)            (0.00)             (0.00)
Deferred development costs              (0.00)             (0.00)            (0.00)                 -
Derivative income (expense)              0.02              (1.07)             0.21              (0.05)
Amortization of debt discount           (0.01)             (0.01)            (0.00)             (0.00)
Liquidated damages expense                  -                  -                 -              (0.00)
Investor relations charges              (0.00)             (0.00)            (0.01)             (0.03)
                                       --------------------------------------------------------------
Net income (loss), as restated         $(0.02)            $(1.12)           $ 0.15             $(0.10)
                                       --------------------------------------------------------------
Diluted income, as restated            $(0.02)            $(1.12)           $ 0.00             $(0.10)
                                       ==============================================================

See descriptions that we have provided under the tables for net income (loss) and income (loss) applicable to common stockholders. Our restated income (loss) per common share reflects the application of the treasury stock method and the if-converted methods where those methods are appropriate.

                                    Quarter ended      Quarter ended     Quarter ended      Quarter ended
                                    March 31, 2005     June 30, 2005     Sept. 30, 2005     Dec. 31, 2005
                                    ---------------------------------------------------------------------

Comprehensive loss,
 as reported                         $(1,245,464)      $ (1,351,790)      $(4,912,126)      $ (7,028,009)
                                     -------------------------------------------------------------------
Comprehensive loss,
 as restated                         $  (661,093)      $(80,442,600)      $17,660,830       $(16,116,549)
                                     ===================================================================

Our restated comprehensive income (loss) reflects the adjustments attributable to net income (loss), above.

                                    Quarter ended      Quarter ended     Quarter ended      Quarter ended
                                    March 31, 2004     June 30, 2004     Sept. 30, 2004     Dec. 31, 2004
                                    ---------------------------------------------------------------------

Net income (loss), as reported       $  (881,249)      $   (879,890)      $(1,120,992)      $   (917,795)
  Deferred development costs            (102,951)           (28,790)           (1,089)            12,372
  Derivative income (expense)         (3,430,564)        (9,105,816)        8,005,711         (1,779,264)
  Amortization of debt discount          (57,500)          (162,500)         (484,901)          (470,344)
  Other                                     (453)            (8,276)         (101,247)            (2,082)
                                     -------------------------------------------------------------------
Net income (loss), as restated       $(4,472,717)      $(10,185,272)      $ 6,297,482       $ (3,157,113)
                                     ===================================================================

Deferred development costs: We improperly capitalized development costs on our balance sheet. These adjustments reflect our revised policy that requires development costs to be expensed as they are incurred. We record development costs as a component of operating expenses.

Derivative income (expense): Derivative income (expense) arises from adjustments to our derivative liabilities to carry these instruments at fair value at the end of each reporting period. Our derivative financial instruments consist of compound and freestanding instruments. These derivative financial instruments arose from (i) our notes payable, convertible notes payable and preferred stock financing transactions and (ii) the reclassification of non-exempt warrants from stockholders' equity to derivative liabilities because share settlement is presumed not to be within our control. We previously did not properly allocate proceeds from our financing transactions to derivative liabilities where applicable; nor did we reclassify our other warrants to derivative liabilities when we presumably lost our ability to share settle such instruments.

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

                                    Quarter ended      Quarter ended     Quarter ended      Quarter ended
                                    March 31, 2004     June 30, 2004     Sept. 30, 2004     Dec. 31, 2004
                                    ---------------------------------------------------------------------

Loss applicable to common
 stockholders, as reported           $  (974,717)      $   (980,710)      $(1,218,164)      $ (1,014,967)
  Adjustments to net loss             (3,591,468)        (9,173,421)        7,695,921         (1,805,458)

  Preferred stock accretion             (131,931)          (277,477)         (433,860)        (599,388))
                                     -------------------------------------------------------------------
Loss applicable to common
 stockholders, as restated           $(4,698,116)      $(10,431,608)      $ 6,043,897       $ (3,419,813)
                                     ===================================================================

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

                                    Quarter ended      Quarter ended     Quarter ended      Quarter ended
                                    March 31, 2004     June 30, 2004     Sept. 30, 2004     Dec. 31, 2004
                                    ---------------------------------------------------------------------

Loss per common share,
 as reported                           $(0.03)            $(0.02)           $(0.03)            $(0.02)
  Deferred development costs            (0.00)             (0.00)            (0.00)              0.00
  Derivative income (expense)           (0.12)             (0.24)             0.18              (0.04)
  Amortization of debt discount         (0.00)             (0.00)            (0.01)             (0.01)
  Investor relations charges            (0.00)             (0.00)            (0.00)             (0.00)
                                       --------------------------------------------------------------
Net income (loss), as restated         $(0.15)            $(0.26)           $ 0.14             $(0.07)
                                       --------------------------------------------------------------
Diluted income, as restated            $(0.15)            $(0.26)           $ 0.01             $(0.07)
                                       ==============================================================

See descriptions that we have provided under the tables for net income (loss) and income (loss) applicable to common stockholders. Our restated income (loss) per common share reflects the application of the treasury stock method and the if-converted methods where those methods are appropriate.

                                    Quarter ended      Quarter ended     Quarter ended      Quarter ended
                                    March 31, 2004     June 30, 2004     Sept. 30, 2004     Dec. 31, 2004
                                    ---------------------------------------------------------------------

Comprehensive loss,
 as reported                         $  (881,249)      $   (879,890)      $(1,120,992)      $   (918,494)
                                     -------------------------------------------------------------------
Comprehensive loss,
 as restated                         $(4,472,717)      $(10,185,272)      $ 6,297,482       $ (3,157,802)
                                     ===================================================================

  Our consolidated balance sheets as of December 31, 2005 and 2004 have been restated as illustrated in the following table:

                                                                                Redeemable       Stockholders
                                             Total              Total           Preferred           Equity
                                             Assets          Liabilities          Stock            (Deficit)
                                         ---------------------------------------------------------------------

As reported (December 31, 2005)           $24,284,806       $(10,793,837)      $(3,153,316)      $ 10,337,653
Adjustments:
  Intangible assets                         4,073,314                  -                 -                  -
  Accrued liabilities                               -         (1,656,988)                -                  -
  Dividends payable                                 -          1,240,682                 -                  -
  Derivative liabilities                            -        (35,939,235)                -                  -
  Notes payable and convertible notes               -         (1,599,876)                -                  -
  Paid in capital                                   -                  -                 -         37,365,319
  Preferred stock adjustments                       -                  -         1,048,816                  -
  Accumulated Deficit                               -                  -                 -        (70,674,539)
  Deferred compensation                             -                  -                              475,933
                                          -------------------------------------------------------------------
As restated (December 31, 2005)           $28,358,120       $(48,749,254)      $(2,104,500)      $(22,495,634)
                                          ===================================================================

                                                                                Redeemable       Stockholders
                                             Total              Total           Preferred           Equity
                                             Assets          Liabilities          Stock            (Deficit)
                                         ---------------------------------------------------------------------

As reported (December 31, 2004)           $ 1,093,847       $ (4,123,541)      $(4,284,802)      $ (7,314,496)

Adjustments:
  Prepaid Expenses                           (163,644)                 -                 -                  -
  Intangible assets                           165,605                  -                 -                  -
  Accrued liabilities                               -            (69,024)                -                  -
  Dividends payable                                 -            928,379                 -                  -
  Derivative liabilities                            -        (10,835,629)                -                  -
  Notes payable and convertible notes               -         (1,228,228)                -                  -
  Common Stock                                      -                  -                 -                  -
  Paid in Capital                                   -                  -                 -         (4,870,092)
  Preferred stock adjustments                       -                  -           1,353,347                -
  Accumulated Deficit                               -                  -                 -         (4,979,102)
                                          -------------------------------------------------------------------
As restated (December 31, 2004)           $ 1,095,808       $(15,328,043)      $(2,931,455)      $(17,163,690)
                                          ===================================================================

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

Derivative liabilities: We issued certain debt and preferred stock that embody variable conversion rates having the effect of extending share settlement of our share obligations beyond our control. As a result, we reclassified our other warrants to derivative liabilities and carry them at fair value in our revised balance sheet. Derivative financial instruments are initially and subsequently measured at fair values using techniques consistent with the risks associated with the derivative financial instruments. Stockholders' equity (deficit) reflects the reclassification of the original equity related to these warrants and fair value adjustments.

Notes payable and convertible notes payable: We have allocated proceeds from our note payable, convertible note payable and preferred stock financing transactions, where applicable, to compound and freestanding derivative financial instruments in our restated financial statements. As noted above, we have also re-classed certain non-exempt warrants from stockholders' equity to derivative liabilities because share settlement is presumed not to be within our control. In addition to the adjustments to notes payable described under derivative financial instruments above, we have restated other notes payable to properly reflect discounts and their carrying amounts. These adjustments generally were made through charges to interest expense using the effective interest method over the periods such notes were outstanding.

Preferred Stock Adjustments: We previously reported the aggregate carrying value of $3,153,316 related to our Series F, H, J and K Preferred Stock in stockholders' equity. We are required to carry these instruments outside of stockholders' equity, under the caption redeemable preferred stock, because these instruments have features where the investors' could require us to redeem them for cash. As of December 31, 2005 the carrying value of these series of preferred stock amounted to $2,104,500. See also Note 7.

The financial instruments issued in the original preferred stock financing transactions included both freestanding derivatives (principally warrants) and compound embedded derivatives (principally conversion and default put features) that we are required to carry as derivative liabilities, and at fair values. As of December 31, 2005, these derivative liabilities had a fair value of $36,868,468.

The allocation of proceeds from our preferred stock financing transactions resulted in discounts to the carrying values of the preferred stock. The restated financial statements reflect periodic accretions of these discounts, through charges to retained earnings, using the effective method. We also incorrectly accrued undeclared dividends and have reversed those provisions.

The aggregate of our adjustments to preferred stock, including the periodic (charges) and credits to derivative income (expense), resulted in a decrease in our stockholders' equity of $1,048,816. The effects on income (loss) attributable to these adjustments are reflected in the tables, above.

Deferred Compensation: We previously reported deferred compensation as a component of stockholders' equity of $475,933. We have restated our balance sheet to revalue the underlying options and properly recognize the compensation expense amounting to $560,904 and paid in capital of $84,972.

Note 14 - Subsequent Events (UNAUDITED)

On April 13, 2006, we issued 457,125 shares of common stock pursuant to a notice of conversion of interest and premium associated with our June 2004 convertible note. The common stock underlying this note was registered pursuant to a registration statement declared effective on April 18, 2005.

On April 17, 2006, we issued 807,692 shares of common stock underlying our Series F Warrant for 1,000,000 shares to an accredited investor. The shares of common stock underlying the Warrant were issued pursuant Regulation D.

On April 21, 2006, we issued 437,500 shares of common stock to an accredited investor pursuant to notices of conversion of our April, June and October 2004 convertible notes. The common stock underlying these notes was registered pursuant to a registration statement declared effective on August 3, 2004 and April 18, 2005, respectively.

On April 28, 2006 we issued 1,500,000 shares of common stock underlying our April 2004 Warrant. The shares of common stock underlying the Warrant were registered pursuant to a registration statement declared effective on August 3, 2004.

On April 28, 2006, we issued 196,078 shares of our common stock in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, to an accredited investor.

On May 12, 2006, we issued $2,500,000, six-month-term, 10% notes payable plus detachable warrants to purchase 1,500,000 shares of our common stock with a strike price of $0.80 for a period of five-years. Net proceeds from this financing transaction amounted to $2,235,000. The holder has the option to redeem the notes for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). We evaluated the terms and conditions of the notes and warrants and determined that (i) the Default Put required bifurcation because it did not meet the "clearly and closely related" criteria of FAS 133 and (ii) the warrants did not meet all of the requisite conditions for equity classification under FAS 133. As a result, the net proceeds from the arrangement were first allocated to the Default Put ($87,146) and the warrants ($901,665) based upon their fair values, because these instruments are required to be initially and subsequently carried at fair values. These instruments will be carried in our balance sheet following the financing under the classification, Derivative Liabilities and adjusted to fair value. The warrants and shares of common stock underlying the warrants and notes were issued to two accredited investors in a private placement exempt from registration under the Securities Act of 1933 pursuant Regulation D.

On May 16, 2006, we issued 2,000,000 shares of common stock pursuant to an exercise of a warrant associated with our November 2003 convertible note financing. The common stock underlying these notes was registered pursuant to a registration statement declared effective by the Securities and Exchange Commission in 2004.

On June 7, 2006, we issued 101,100 shares of common stock pursuant to a conversion of our May 2005 convertible note. The shares of common stock underlying the preferred were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission in 2004.

On July, 6, 2006, we issued 83,121 shares of our common stock in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, to an accredited investor.

On July, 14, 2006, we issued 436,388 shares of common stock upon the cashless exercise of a warrant associated with our Series D convertible preferred stock. These shares were issued to an accredited investor pursuant to Regulation D and
Section 4(2) of the Securities Act of 1933.

On July 14, August 14 and August 31, 2006, we issued, in the aggregate, 250,000 shares of common stock pursuant to a conversion of our Series H preferred stock. The shares of common stock underlying the preferred were issued pursuant to Regulation D.

On July, 19, 2006, we issued 1,008,065 shares of common stock upon the cashless exercise of a warrant associated with our Series H convertible preferred stock. These shares were issued to an accredited investor pursuant to Regulation D and
Section 4(2) of the Securities Act of 1933.

On August 24, 2006, we issued 168,937 shares of common stock pursuant to a conversion of our May 2005 convertible note. The shares of common stock underlying the preferred were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission in 2004.

On July 27, 2006, we entered into definitive agreements to sell $30 million senior convertible notes that are due in 2010 to several institutional and accredited investors in a private placement exempt from registration under the Securities Act of 1933. The notes initially carry a 9% coupon, payable quarterly and are convertible into shares of common stock at $0.70 per share. In 2007, the coupon may decline to LIBOR upon the Company achieving certain financial milestones. The notes will begin to amortize in equal, bi-monthly payments beginning in mid-2007. We concurrently issued warrants to purchase 12,857,143 shares of common stock at $0.73 per share that expire in July 2011 to the investors in the private placement. Under the terms of the financing, we will sell $30 million notes, of which $15.0 million of the notes will be held in escrow. The release of the escrowed funds will be subject to stockholder approval. We intend to file a proxy statement seeking such shareholder approval as soon as practical. As a result of our failure to file our March 31, 2006 Form 10QSB timely, an event of default has occurred under the terms of the Notes, and the interest rate on the Notes, payable quarterly, was increased from 9% to 14% per annum. Pursuant to the terms of the Notes, upon the occurrence of an event of default, holders of the Notes may, upon written notice to the Company, each require the Company to redeem all or any portion of their Notes, at a default redemption price calculated pursuant to the terms of the Notes. We have entered into an Amendment Agreement with the holders of the Notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of this quarterly report.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which are designed to ensure information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules, regulations, and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely and appropriate decisions regarding required disclosure to be made.

      We carried out an evaluation, under the supervision and with the participation of our audit committee and senior management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). During this evaluation, management considered the impact any material weaknesses and other deficiencies in our internal control over financial reporting might have on our disclosure controls and procedures.

      Based upon this evaluation, in July 2006 we determined that the following material weakness existed:

      Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions, particularly as they relate to accounting for derivatives, which resulted in the Company restating its consolidated financial statements for each of the two years ended December 31, 2004 and 2005 (collectively, the "financial statements") in order to properly present those financial statements;

      Because the material weakness identified in connection with the assessment of our internal control over financial reporting had not been fully remedied as of July 2006, our Chief Executive Officer and our Chief Accounting Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005. To address the issues raised by these control weaknesses, the Company engaged advisory accountants, who performed additional analysis and performed other procedures in order to prepare the restated condensed consolidated financial statements appearing in this Amendment No. 1 to Form 10-KSB in accordance with generally accepted accounting principles in the United States of America.

      In addition, we have added or are initiating the following additional controls to the Company's internal control over financial reporting which we expect will improve such internal control subsequent to the date of the evaluation. These changes are:

      o We have restructured certain departmental responsibilities as they relate to the financial reporting function.

      o We have added one more experienced full-time accountant to our accounting staff, whose responsibilities will include the identification and implementation of proper accounting procedures relating to guidance on financial reporting issues which apply to the Company.

      o We have commenced a search for a consultant to perform a review for the purpose of evaluating the Company's internal control over financial reporting on an ongoing basis.

ITEM 8B.  OTHER INFORMATION

      None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors, executive officers and significant employees/advisors as of December 31, 2005, are as follows. Our directors serve for staggered terms of two years, or until their successors are elected.

Name of Officer and Age       Position with the Company                                Year Appointed
-----------------------       -------------------------                                --------------

Stanley A. Hirschman  59      Chairman and Director                                    2000
Roy G. Warren         50      Director, Chief Executive Officer                        1997/1999
Jeffrey J. Kaplan     57      Chief Financial Officer                                  2005
Tommy E. Kee          57      Chief Accounting Officer                                 2003
Roy D. Toulan, Jr.    60      Vice President, Corporate Secretary, General Counsel     2003
Michael Edwards       45      Chief Revenue Officer                                    2000
Benjamin Patipa       49      Chief Operating Officer                                  2002
Arthur W. Blanding    77      Director                                                 1999
Robert Cummings       63      Director                                                 1997
John McCormack        47      Director                                                 1997
Phillip Pearce        78      Director                                                 1997

      The experience and background of the Company's executive officers follow:

Mr. Stanley A. Hirschman - Chairman and Director since September 2000

      Mr. Hirschman is president of CPointe Associates, Inc., an executive management and consulting firm specializing in solutions for emerging companies with technology-based products. CPointe was formed in 1996. In addition, he is a director of Energy & Engine Technology, 5 G Wireless Communications, Bronco Energy Fund and GoldSpring, Inc. Prior to establishing CPointe Associates, Mr. Hirschman was vice president of operations of Software, Etc., Inc., a retail software chain, from 1989 until 1996. Mr. Hirschman has also held senior management positions with retailers T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman currently serves on the Audit Committee of the Company's board of directors.

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

Compliance With Section 16(A) of the Exchange Act
-------------------------------------------------

      Based upon a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a), we report the following: during 2005, our directors and executive officers did not file Form 4s for options that were authorized pursuant to an incentive stock option compensation plan until issued.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of directors

      We compensated Directors for their travel expenses to and from board of directors' meetings in 2002, 2003, 2004 and, in 2005, an additional $1,000 per personal attendance and $500 for a telephonic attendance. In 2004, there were three in person meetings and four telephonic board meetings. In 2005, there were three in person meetings and four telephonic board meetings. Directors received options for 35,000 shares of common stock for each year as a director through 2001. Each member of the executive committee has received options for an additional 40,000 shares of common stock for their services from 1998 through 2001. Directors received additional options for 25,000 shares for 2002 and 2003. Mr. Hirschman, our Chairman, received total compensation of $48,000 for the year ended December 31, 2005 for his services as Chairman of both our Board of Directors and Audit Committee. On January 13, 2004, the Directors unanimously voted to convert the options to common stock on a one for one basis. The common shares so converted were issued pursuant to a Form S-8 registration statement filed December 23, 2004.

      On January 13, 2004, the Board of Directors adopted a plan to convert on a one for one basis the options granted to our present employees and the directors currently serving on the Board into a like number of our restricted shares of common stock at the discounted value of $0.05 per share. The conversion of the options to common stock for any individual director or employee was conditioned upon a "lockup" agreement by such director or employee, pursuant to which the recipients of such common stock could not sell, transfer, pledge or hypothecate such common stock for a six-month period.

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

Compensation of executive officers

      The following table sets forth the compensation paid during the last three fiscal years to our Chief Executive Officer and our other executive officers:

                              Summary Compensation

                                            Annual Compensation                          Long-Term Compensation
                               ----------------------------------------------     -------------------------------------
                                                                                  Restricted Stock
                                 Base                                             Awards and           All Other
Name & Position       Year      Salary            Bonus              Other        Options              Compensation (6)

Roy G. Warren         2003     $220,000                                           2005 Ten Year        $300,000 salary
President & CEO                                                                   Options for          $16,272
Director              2004      220,000     $137,750 (1)                          2,500,000            (insurance)
                                            $8,462 bonus (3)                      common valued
                      2005      240,000     156,538 bonus (4)     $42,000 (5)     at $300,000;
                                                                                  vested over 18
                                                                                  months

Roy D. Toulan, Jr.    2003     $180,000     $28,000 (2)           $5,841          2005 Ten Year        $190,000 salary
Vice President                                                    Life &          Options for          $10,178
Secretary             2004      180,000     15,000(1)             disability      600,000 common       (insurance)
Corporate Counsel                           6,923 (bonus (3)      insurance       valued at
                      2005      182,231     7,308 bonus (3)       $38,552 (5)     $72,000; vested
                                                                                  over 18 months

Michael Edwards       2005     $162,923     $6,923 bonus (3)      $34,161 (5)     2005 Ten Year        $180,000 salary
Chief Revenue                                                                     Options for          $13,407
Officer                                                                           600,000 common       (insurance)
                                                                                  valued at
                                                                                  $72,000; vested
                                                                                  over 18 months


Benjamin Patipa       2005     $142,615     $6,923 bonus (3)      $32,107 (3)     2005 Ten Year        $180,000 salary
Chief Operating                             11,000 bonus (4)                      Options for          $13,336
Officer                                                                           600,000 common       (insurance)
                                                                                  valued at
                                                                                  $72,000; vested
                                                                                  over 18 months

Tommy E. Kee          2003     $120,000                                           2005 Ten Year        $160,000 salary
Chief Accounting;                                                                 Options for          $14,874
Officer               2004      120,000     $15,000(1)                            600,000 common       (insurance)
                                            4,615 bonus (3)                       valued at
                      2005      140,923     6,154 bonus (3)       $31,415 (3)     $72,000; vested
                                            10,000 bonus (4)                      over 18 months

(1) The reported values of options converted in 2004 are pursuant to a January 13, 2004 vote of Directors authorizing conversion, and are valued
      $0.05 per share.

(2) 100,000 shares of common stock in 2003 as a signing bonus, valued at $28,000.

(3)   Year end bonus

(4)   Special performance based bonus

(5)   SEP/IRA Bonus, 2005

(6) Amount paid for termination of employment owing to change of control, based on base salary for 2006

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

Employment contracts

      Roy G. Warren Chief Executive Officer
      -------------------------------------

      On September 14, 2005, the Compensation Committee of the Board of Directors recommended a new compensation package for Mr. Warren in recognition of his work to expand our business and in light of the then recent execution of a ten-year Master distribution Agreement with Coca-Cola Enterprises Inc. The basic compensation package adopted by the Company for Mr. Warren provides, as follows:

      o Annual base salary of $300,000 paid in accordance with established Company payment procedures.
      o Quarterly bonus of one-quarter of one percent (.0025) of top-line net sales revenue.
      o Company benefits as customarily awarded to executive members of management.
      o     Participation in Employee and Director Stock Option programs.
      o A "Special Circumstances" bonus of $500,000 to be awarded upon the signing of a Master Distribution Agreement with CCE. Bonus to be paid in the following manner:
            o One-half paid as a cash award or, at the awardees option, in Company stock.
            o One-half paid in Company stock, with the issuance of such being in the form of S-8 or other method as determined by counsel.
      o Effective October 1, 2005, and for a period of not less than 24 months

      Roy D. Toulan, Jr., Vice President, General Counsel and Corporate
      -----------------------------------------------------------------
      Secretary
      ---------

      A new compensation package became effective for Mr. Toulan on January 1, 2006. The basic compensation package adopted by the Company for Mr. Toulan provides, as follows:

      o Annual base salary of $190,000 paid in accordance with established Company payment procedures.
      o Quarterly bonus at discretion of management based upon meeting performance goals.
      o Company benefits as customarily awarded to executive members of management.
      o     Participation in Employee and Director Stock Option programs.
      o Effective January 1, 2006, and for a period of not less than 24 months

      Jeffrey J. Kaplan, Chief Financial Officer
      ------------------------------------------

      Mr. Kaplan's employment contract provides, as follows:

      o Annual base salary of $180,000 in year one paid in accordance with established Company payment procedures; $200,000 in year two and $220,000 in year three.
      o Quarterly bonus at discretion of management based upon meeting performance goals.
      o Company benefits as customarily awarded to executive members of management.
      o     Participation in Employee and Director Stock Option programs.
      o Options for 200,000 common shares at market on November 1, 2005 as signing bonus
      o Effective November 1, 2005, and for a period of not less than 36 months

      Benjamin Patipa, Chief Operating Officer
      ----------------------------------------

      A new compensation package became effective for Dr. Patipa on January 1, 2006. The basic compensation package adopted by the Company for Dr. Patipa provides, as follows:

      o Annual base salary of $180,000 paid in accordance with established Company payment procedures.
      o Quarterly bonus at discretion of management based upon meeting performance goals.
      o Company benefits as customarily awarded to executive members of management.
      o     Participation in Employee and Director Stock Option programs.
      o Effective January 1, 2006, and for a period of not less than 24 months

      Michael Edwards, Chief Revenue Officer
      --------------------------------------

      A new compensation package became effective for Mr. Edwards on January 1, 2006. The basic compensation package adopted by the Company for Mr. Edwards provides, as follows:

      o Annual base salary of $180,000 paid in accordance with established Company payment procedures.
      o Quarterly bonus at discretion of management based upon meeting performance goals.
      o Company benefits as customarily awarded to executive members of management.
      o     Participation in Employee and Director Stock Option programs.
      o Effective January 1, 2006, and for a period of not less than 24 months

      Tommy E. Kee, Chief Accounting Officer
      --------------------------------------

      A new compensation package became effective for Mr. Kee on January 1, 2006. The basic compensation package adopted by the Company for Mr. Kee provides, as follows:

      o Annual base salary of $160,000 paid in accordance with established Company payment procedures.
      o Quarterly bonus at discretion of management based upon meeting performance goals.
      o Company benefits as customarily awarded to executive members of management.
      o     Participation in Employee and Director Stock Option programs.
      o Effective January 1, 2006, and for a period of not less than 24 months

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

--------------------------------------------------------------------------------------------------------------
Compensation Plan           Number of securities     Weighted average         Number of securities remaining
Category                    to be issued upon        price of outstanding     for future issuance under equity
                            exercise of options,     options, warrants        compensation plans
                            warrants and rights      and rights
--------------------------------------------------------------------------------------------------------------

Directors (former)                  325,000                  $0.71                     0    individual plans
--------------------------------------------------------------------------------------------------------------
Employees (former)                  650,000                  $0.87                60,000    individual plans
--------------------------------------------------------------------------------------------------------------
Directors/Management              8,872,745                 $0.245             1,475,000    2005 Stock Option
& Employees                                                                                 Incentive Plan(1)
--------------------------------------------------------------------------------------------------------------
Consultants                         510,714                  $0.30                     0    individual plans
--------------------------------------------------------------------------------------------------------------
Total                            10,358,459                  $0.77             1,535,000
--------------------------------------------------------------------------------------------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our company's common stock as of December 31, 2005 as to

      o each person known to beneficially own more than 5% of the Company's common stock

      o     each of our directors
      o     each executive officer
      o     all directors and officers as a group

The following conditions apply to all of the following tables:

      o except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown
      o the class listed as "common" includes the shares of common stock underlying the Company's issued convertible preferred stock, options and warrants

Beneficial Owners
-----------------


----------------------------------------------------------------------------------------------------
Title of Class            Name and Address of          Amount and Nature of     Percent of Class (2)
                          Beneficial Owner (1)         Beneficial Ownership
----------------------------------------------------------------------------------------------------

Common                Coca-Cola Enterprises Inc.            30,000,000                 16.28%
                      2500 Windy Ridge Parkway
                      Atlanta, GA 30339
----------------------------------------------------------------------------------------------------
Common                Mid-Am Capital, L.L.C. (3)            19,970,723                  9.99%
                      Northpointe Tower
                      10220 North Ambassador Drive
                      Kansas City, MO 64190
----------------------------------------------------------------------------------------------------
Common                Lombard Odier Darier                  16,500,000                  8.95%
                      Hentsch & Cie (4)
                      Rue de la Corraterie 11
                      1204 Geneva
----------------------------------------------------------------------------------------------------
Common                Magnetar  Capital  Master             13,750,000                  7.46%
                      Fund, Ltd (4)
                      1603 Orrington Avenue
                      13th Floor
                      Evanston, IL 60201
----------------------------------------------------------------------------------------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage calculated from base of 184,253,753 shares of common stock issued and outstanding.

(3) This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. Equity listed consists of convertible preferred, convertible debentures and/or warrants.

(4) Equity listed consists of common stock and warrants to purchase common stock

Management Owners
-----------------

-----------------------------------------------------------------------------------------------------
Title of Class        Name and Address of               Amount and Nature of     Percent of Class (2)
                      Management Owner                  Ownership (1)
-----------------------------------------------------------------------------------------------------
Common                Roy G. Warren                         5,781,765 (3)                       3.13%
                      11300 US Highway No.1
                      N. Palm Beach, FL
-----------------------------------------------------------------------------------------------------
Common                Robert Cummings                       1,130,038 (4)                Less than 1%
                      2829 N.E. 44th Street
                      Lighthouse Point, FL
-----------------------------------------------------------------------------------------------------
Common                John McCormack                        1,312,538 (4)                Less than 1%
                      8750 South Grant
                      Burridge, IL 60521
-----------------------------------------------------------------------------------------------------
Common                Mr. Arthur W. Blanding                  947,297 (5)                Less than 1%
                      Janesville, WI 53545
-----------------------------------------------------------------------------------------------------
Common                Phillip Pearce                          962,297 (6)                Less than 1%
                      6624 Glenleaf Court
                      Charlotte, NC 28270
-----------------------------------------------------------------------------------------------------
Common                Stanley Hirschman                     1,040,652 (7)                Less than 1%
                      2600 Rutgers Court
                      Plano, Texas 75093
-----------------------------------------------------------------------------------------------------
Common                Roy D. Toulan, Jr.                    1,615,121 (8)                Less than 1%
                      VP, General Counsel
                      6 Wheelers Pt. Rd
                      Gloucester, MA 01930
-----------------------------------------------------------------------------------------------------
Common                Tommy Kee                             1,042,385 (8)                Less than 1%
                      Chief Accounting Officer
                      11300 US Highway 1
                      N. Palm Beach, FL 33408
-----------------------------------------------------------------------------------------------------
Common                Benjamin Patipa                       1,358,700 (8)                Less than 1%
                      Chief Operating Officer
                      6139 Indian Forest Circle
                      Lake Worth, FL 33463
-----------------------------------------------------------------------------------------------------
Common                Michael Edwards                       2,000,000 (8)                       1.08%
                      Vice President Sales
                      4140 S.E. Old St. Lucie Blvd.
                      Stuart, FL 34996
-----------------------------------------------------------------------------------------------------
Common                Executive officers and               17,190,793                           9.32%
                      directors as a group
-----------------------------------------------------------------------------------------------------


(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2005 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage calculated from base of 184,253,753 shares of common stock issued and outstanding.

(3) Includes options to purchase 2,500,00 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

(4) Includes options to purchase 565,038 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

(5) Includes options to purchase 494,408 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

(6) Includes options to purchase 706,297 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

(7) Includes options to purchase 670,982 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

(8) Includes options to purchase 600,000 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

      There currently are no arrangements that may result in a change of ownership or control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      John Mc McCormack has been a director of the Company since 1997 and was our Chief Operating Officer from December 200 to March 2003. Since December 2005, Mr. McCormack has been employed by Coca-Cola Enterprises Inc. as a Regional Sales Manager for the supermarket channel, in Wisconsin, Minnesota and Northern Illinois.

ITEM 13.  EXHIBITS

Exhibit No.     Document Description                                          Incorporated     Filed
                                                                              by Reference     Herewith
-------------------------------------------------------------------------------------------------------

    3.1         Articles of Incorporation                                          (1)
    3.2         Amended Articles (name change)                                     (1)
    3.4         Restated Bylaws                                                    (1)
    4           Rights of Equity Holders
    4.1           Preferred, Series B Designation                                  (1)
    4.2           Preferred, Series F Designation                                  (2)
    4.3           Preferred, Series G Designation                                  (3)
    4.4           Preferred, Series H Designation                                  (6)
    4.5           Preferred, Series I Designation                                  (7)
    4.6           Preferred, Series J Designation                                  (8)
    4.7           Preferred, Series K Designation                                 (10)
    4.8           Subscription Agreement dated November 2003 entered with         (11)
                  Gamma Opportunity Capital Partners, LP
    4.9           Class A Common Stock Purchase Warrant issued to Gamma           (11)
                  Opportunity Capital Partners, LP


    4.10          Class B Common Stock Purchase Warrant issued to Gamma            (11)
                  Opportunity Capital Partners, LP
    4.11          Convertible Note issued to Gamma Opportunity Capital             (11)
                  Partners, LP dated November 2003
    4.12          Class A Common Stock Purchase Warrant issued to Libra            (11)
                  Finance, S.A.
    4.13          Subscription Agreement dated November 2003 entered with          (11)
                  MID-AM CAPITAL, L.L.C
    4.14          Class A Common Stock Purchase Warrant issued to MID-AM           (11)
                  CAPITAL, L.L.C.
    4.15          Class B Common Stock Purchase Warrant issued to MID-AM           (11)
                  CAPITAL, L.L.C
    4.16          Convertible Note issued to MID-AM CAPITAL, L.L.C. dated          (11)
                  November 2003
    4.17          Subscription Agreement dated April 2, 2004 entered with          (11)
                  Alpha Capital Aktiengesellschaft and
                  Longview Fund LP
    4.18          Convertible Note issued to Alpha Capital                         (11)
                  Aktiengesellschaft dated April 2004
    4.19          Convertible Note issued to Longview Fund LP dated April          (11)
                  2004
    4.20          Common Stock Purchase Warrant  issued to Alpha Capital           (11)
                  Aktiengesellschaft dated April 2004
    4.21          Common Stock Purchase Warrant  issued to Longview Fund           (11)
                  LP dated April 2004
    4.22          Subscription Agreement entered by and between the                (12)
                  Company and Mid-AM Capital LLC dated June 2004
    4.23          Convertible Note issued to Mid-AM Capital LLC dated              (12)
                  June 2004
    4.24          Common Stock Purchase Warrant A issued to Mid-AM                 (12)
                  Capital LLC dated June 2004
    4.25          Common Stock Purchase Warrant B issued to Mid-AM                 (12)
                  Capital LLC dated June 2004
    4.26          Subscription Agreement entered by and between the                (12)
                  Company and Alpha Capital, Longview Fund LP,
                  Stonestreet Limited Partnership, Whalehaven Funds
                  Limited and Gamma Opportunity Capital Partners LP dated
                  June 2004
    4.27          Form of Common Stock Purchase A issued to Alpha                  (12)
                  Capital, Longview Fund LP, Stonestreet Limited
                  Partnership, Whalehaven Funds Limited and Gamma
                  Opportunity Capital Partners LP dated June 2004
    4.28          Form of Common Stock Purchase B issued to Alpha                  (12)
                  Capital, Longview Fund LP, Stonestreet Limited
                  Partnership, Whalehaven Funds Limited and Gamma
                  Opportunity Capital Partners LP dated June 2004
    4.29          Form of Convertible Note issued to Alpha Capital,                (12)
                  Longview Fund LP, Stonestreet Limited Partnership,
                  Whalehaven Funds Limited and Gamma Opportunity Capital
                  Partners LP dated June 2004
    4.30          Subscription Agreement entered by and between the                (12)
                  Company and Alpha Capital, Longview Fund LP,
                  Stonestreet Limited Partnership and Whalehaven Funds
                  Limited dated October 2004
    4.31          Form of Common Stock Purchase C issued to Alpha                  (12)
                  Capital, Longview Fund LP, Stonestreet Limited
                  Partnership and Whalehaven Funds Limited dated October
                  2004


    4.32          Form of Convertible Note issued to Alpha Capital,                (12)
                  Longview Fund LP, Stonestreet Limited Partnership,
                  Whalehaven Funds Limited and Gamma Opportunity Capital
                  Partners LP dated October 2004
    4.33          Subscription Agreement entered by and between the                (12)
                  Company and Momona Capital Corp. and Ellis
                  International Ltd. dated December 2004
    4.34          Form of Common Stock Purchase C issued to Momona                 (12)
                  Capital Corp. and Ellis International Ltd. dated
                  December 2004
    4.35          Form of Convertible Note issued to Momona Capital Corp.          (12)
                  and Ellis International Ltd. dated December 2004
    4.36          Form of Convertible Note issued to Alpha Capital,                (13)
                  Longview Fund LP, Longview Equity Fund LP, Longview
                  International Equity Fund LP and Whalehaven Funds
                  Limited dated January 2005
    4.37          Subscription Agreement entered by and between the                (13)
                  Company and Alpha Capital, Longview Fund LP, Longview
                  Equity Fund LP, Longview International Equity Fund LP
                  and Whalehaven Funds Limited dated January 2005
    4.38          Form of Common Stock Purchase Warrant  issued to Alpha           (13)
                  Capital, Longview Fund LP, Longview Equity Fund LP,
                  Longview International Equity Fund LP and Whalehaven
                  Funds Limited dated January 2005
    4.39          Form of Securities Purchase Agreement with 13                    (14)
                  institutional investors in connection with November 28,
                  2005 $20,250,000 financing
    4.40          Form of Stock Purchase Warrant in connection with                (14)
                  November 28, 2005 $20,250,000 financing
   10           Material Contracts
   10.1           Warner Bros China License Agreement                               (5)
   10.2           Warner Bros. China License Agreement (modified)                   (5)
   10.3           Warner Bros. U.S. License Agreement.                              (5)
   10.4           Warner Bros. Mexico. License Agreement                            (6)
   10.5           Warner Bros. Canada. License Agreement                            (6)
   10.6           MoonPie License Agreement                                        (10)
   10.7           Marvel License Agreement (US)                                    (10)
   10.8           SADAFCO Production Agreement                                     (10)
   10.9           Real Estate Lease Amendment Extending Term                       (10)
   10.10          Masterfoods License                                              (13)
                  Marvel Enterprises License (UK)                                  (13)
                  Coca-Cola Enterprises Master Distribution Agreement              (15)
   16.1         Letter on change or certifying accountant                           (9)
   21.1         Subsidiary Articles of Association                                  (4)
   31.1         Certification of CEO, Rules 13a-14(a) & 15d-14(a)                                 X
   31.2         Certification of CFO, Rules 13a-14(a) & 15d-14(a)                                 X
   32.1         Certifications of CEO & CFO, 18 U.S.C. Sec. 1350                                  X

(1)   Filed with Form 10SB/A First Amendment

(2)   Filed with Form 10K-SB for 12-31-99

(3)   Filed with Form 10QSB for 6-30-00

(4)   Filed with Form SB-2/A Second Amendment

(5)   Filed with Form SB-2/A Third Amendment

(6)   Filed with Form 10K-SB 2001


(7)   Filed with Form 10QSB for 6-30-02

(8)   Filed with Form 8-K for 10-02-02

(9)   Filed with Form 8-K for 3-26-04

(10)  Filed with Form 10K-SB 2003

(11)  Filed with Form SB-2 June 4, 2004

(12)  Filed with Form SB-2 January 21, 2005

(13)  Filed with Form 10K-SB 2004

(14)  Filed with Form 8-K for 11-28-05

(15)  Filed with Form 10QSB for 9-30-05


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $109,279 and $86,493 respectively for 2005 and 2004.

Audit Related Fees
------------------

      None

Tax Fees
--------

      In 2005, we paid an aggregate of $37,000 for the preparation of 2004 and prior years' tax returns.

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

Signature             Title                                   Date
---------             -----                                   ----

/S/ Roy G. Warren     Chief Executive Officer                 October 2, 2006

/S/ Tommy E. Kee      Chief Accounting Officer, Treasurer     October 2, 2006