Form 10QSB/A
period 2006-03-31
BRAVO FOODS INTERNATIONAL CORP
filed 2006-10-03
CIK 1061029

-------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10Q-SB
                        QUARTERLY OR TRANSITIONAL REPORT

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

                                 (561) 625-1411
                          Registrant's telephone number
              ---------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

              Date              Class                Shares Outstanding
       September 25, 2006       Common Stock             195,018,001
                                Preferred Stock              456,840

Transitional Small Business Disclosure Format (Check One)  YES [ ]    NO [x]

BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

        Consolidated balance sheets as of                           F-1 to F-2
        March 31, 2006 (unaudited) and December 31, 2005

        Consolidated statements of operations                       F-3
        for the three months
        ended March 31, 2006 and 2005 (unaudited)

        Consolidated statements of cash flows                       F-4
        for the three months ended
        March 31, 2006 and 2005 (unaudited)

        Notes to consolidated financial statements (unaudited)      F-5 to F-40

Item 2. Management's Discussion and Analysis of Financial           F-41
        Condition and Results of Operations

Item 3. Controls and Procedures                                     F-50


PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity and Use of Proceeds            F-51

Item 3. Default on Senior Securities                                F-52

Item 6. Exhibits                                                    F-52

SIGNATURES                                                          F-53

                DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 to reflect the restatement of our consolidated financial statements for the periods ended March 31, 2006 and 2005. As more fully described in Note 10 to the consolidated financial statements, included herein, we have restated our consolidated financial statements to (i) properly account for certain derivative financial instruments embedded in our notes payable, convertible notes payable and redeemable preferred stock, (ii) properly account for other derivative financial instruments (principally warrants) that were issued in connection with our financing and other business arrangements, (iii) reclassify and properly account for redeemable preferred stock and (iv) certain other matters more fully described in Note 10. We have also restated Management's Discussion and Analysis and our Evaluation of Disclosure Controls and Procedures, also included herein, to give effect to the restated financial information.

FORWARD-LOOKING STATEMENTS

      Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the uncertainty as to whether our new business model can be implemented successfully; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until we become profitable.

                                     BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,          December 31,
                                                                                          2006                 2005
                                                                                       -----------         ------------
                                                                                       (Unaudited)
                                                                                        (Restated)

                                      Assets
Current assets:
  Cash and cash equivalents                                                           $     609,785       $   4,947,986
  Accounts receivable, net of allowances for doubtful accounts
   of $364,941 and $350,000 at 2006 and 2005, respectively                                1,537,858           3,148,841
  Inventories                                                                             3,043,914             391,145
  Prepaid expenses                                                                        1,947,905             973,299
                                                                                      -------------        ------------
      Total current assets                                                                7,139,462           9,461,271

Furniture and equipment, net                                                                514,913             288,058
Intangible assets, net                                                                   17,881,647          18,593,560
Other assets                                                                                 20,948              15,231
                                                                                      -------------        ------------
Total assets                                                                          $  25,556,970       $  28,358,120
                                                                                      =============       =============

    Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                    $   7,997,298       $   5,987,219
  Accrued liabilities                                                                     4,387,187           4,872,277
  Current maturities of notes payable                                                       992,953             937,743
  Convertible debt                                                                        1,023,856           1,012,780
  Derivative liabilities                                                                 30,556,957          35,939,235
                                                                                      -------------        ------------
      Total current liabilities                                                          44,958,251          48,749,254

Notes payable, less current maturities                                                      109,797                   -
                                                                                      -------------        ------------
Total liabilities                                                                        45,068,048          48,749,254
                                                                                      -------------        ------------

                                                           F-1

                                     BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                                               CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,          December 31,
                                                                                          2006                 2005
                                                                                       -----------         ------------
                                                                                       (Unaudited)
                                                                                        (Restated)


Commitments and contingencies (Note 9)                                                           --                  --
Redeemable preferred stock:
  Series F convertible, par value $0.001 per share, 200,000 shares designated,
   Convertible Preferred Stock, stated value $10.00 per share, 5,248 shares
   issued and outstanding                                                                    52,480              52,480
  Series H convertible, par value $0.001 per share, 350,000 shares designated,
   7% Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   64,500 shares issued and outstanding                                                     427,479             388,305
  Series J, par value $0.001 per share, 500,000 shares designated, 8%
   Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   200,000 shares issued and outstanding                                                  1,007,928             871,043
  Series K, par value $0.001 per share, 500,000 shares designated, 8% Cumulative
   Convertible Preferred Stock, stated value $10.00 per share, 95,000 shares
   issued and outstanding                                                                   803,687             792,672
                                                                                      -------------        ------------

Total redeemable preferred stock                                                          2,291,574           2,104,500
                                                                                      -------------        ------------

Stockholders' deficit:
  Preferred stock, 5,000,000 shares authorized
  Series B Preferred, par value $0.001 per share, 1,260,000 shares designated, 9% Convertible Preferred Stock, stated value $1.00 per share,
   107,440 shares issued and outstanding                                                    107,440             107,440
  Common stock, par value $0.001 per share, 300,000,000 shares authorized,
   185,753,753 and 184,253,753 shares  issued and outstanding                               185,754             184,254
  Additional paid-in capital                                                             97,675,101          96,507,932
  Common stock subscription receivable                                                      (10,000)            (10,000)
  Accumulated deficit                                                                  (119,729,498)       (119,254,501)
  Cumulative translation adjustment                                                         (31,449)            (30,759)
                                                                                      -------------        ------------

Total stockholders' deficit                                                             (21,802,652)        (22,495,634)
                                                                                      -------------        ------------

Total liabilities, redeemable preferred stock and stockholders'
 deficit                                                                              $  25,556,970       $  28,358,120
                                                                                      =============       =============

                                                 See accompanying notes.

                                                          F-2

                       BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                               Three Months Ended March 31,
                                                              -----------------------------
                                                                  2006              2005
                                                                  ----              ----
                                                               (Unaudited)       (Unaudited)
                                                                (Restated)        (Restated)

Revenues                                                      $  3,561,215      $   897,770
Product costs                                                   (2,946,460)        (677,663)
Shipping costs                                                    (393,452)        (138,450)
                                                              ------------      -----------
  Gross margin                                                     221,303           81,657
Operating expenses:
  Selling                                                        2,843,098          485,031
  General and administrative                                     1,768,203          758,254
  Product development                                              115,963           69,024
                                                              ------------      -----------
    Loss from operations                                        (4,505,961)      (1,230,652)
Other income (expense)
  Derivative income, net                                         4,949,188        1,471,743
  Interest expense, net                                            (34,007)        (894,161)
  Liquidated damages                                              (685,887)
                                                              ------------      -----------
Income (loss) before income taxes                                 (276,667)        (653,070)
Provision for income taxes                                               -
                                                              ------------      -----------
  Net loss                                                        (276,667)        (653,070)
Preferred stock dividends and accretion                           (258,783)        (271,115)
                                                              ------------      -----------
Loss applicable to common stockholders                        $   (535,450)     $  (924,185)
                                                              ============      ===========

Loss per common share:
  Basic                                                       $      (0.00)     $      0.02
                                                              ============      ===========
  Diluted                                                     $      (0.00)     $      0.02
                                                              ============      ===========
Weighted average common shares outstanding                     184,253,753       59,618,018
                                                              ============      ===========

Comprehensive loss:
  Net loss                                                    $   (276,667)     $  (653,070)
  Foreign currency translation                                        (690)          (8,023)
                                                              ------------      -----------
Comprehensive loss                                            $   (277,357)     $  (661,093)
                                                              ============      ===========

                                   See accompanying notes.

                                             F-3

                    BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended March 31
                                                          ----------------------------
                                                              2006             2005
                                                          ----------------------------
                                                          (Unaudited)      (Unaudited)
                                                           (Restated)       (Restated)

Cash Flows from Operating Activities:
  Net income (loss)                                       $  (276,667)     $  (653,070)
  Adjustments to net loss
    Depreciation and amortization                             896,505          234,005
    Stock issuance for compensation                                --           57,500
    Bad debt expense                                           14,941               --
    Derivative income                                      (4,949,188)      (1,471,743)
    Amortization of  debt discount                             11,076          772,181
    Stock option expense for consultants                      347,566               --
    Employee options issued for compensation                  111,592               --
    Stock option expense for consultants                           --           30,000
    Loss on disposal of fixed assets                            1,999               --
  Changes in operating assets & liabilities:
    Accounts receivable                                     1,596,042           16,844
    Inventories                                            (2,652,769)           6,982
    Prepaid expenses and other assets                        (980,325)        (118,713)
    Accounts payable and accrued expenses                   1,668,557          397,710
                                                          -----------      -----------
  Net cash used in operating activities                    (4,210,671)        (728,304)
                                                          -----------      -----------

Cash Flows from Investing Activities
    Licenses, finance and trademark costs                    (163,536)        (371,649)
    Purchases of equipment                                   (249,910)         (11,625)
                                                          -----------      -----------
  Net cash used in investing activities                      (413,446)        (383,274)
                                                          -----------      -----------

Cash Flows provided by financing activities:
    Proceeds from conversion of warrants                      150,000               --
    Proceeds from convertible notes payable                   169,323        1,150,000
    Payment of  dividends                                     (11,257)              --
    Payment of notes payable                                   (4,317)              --
    Registration costs for financing                          (17,143)         (26,728)
                                                          -----------      -----------
  Net cash provided by financing activities                   286,606        1,123,272
                                                          -----------      -----------

Effect of changes in exchange rates on cash                      (690)          (8,023)
                                                          -----------      -----------

Net (decrease) increase in cash and cash equivalents       (4,338,201)           3,671

Cash and cash equivalent, beginning of period               4,947,986          113,888
                                                          -----------      -----------

Cash and cash equivalent, ending of period                $   609,785      $   117,559
                                                          ===========      ===========

                                 See accompanying notes.

                                          F-4

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

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB, Item 310(b) of Regulation S-B and Article 10 (01)(c) of Regulation S-X. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three-month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

As more fully described in Note 10, we have restated our balance sheets as of March 31, 2006 and our statements of operations and cash flows for the three months ended March 31, 2006 and 2005 for errors related to the accounting for derivative instruments arising from certain of our financing transactions and certain other matters. We have also made certain reclassifications to the March 31, 2006 and December 31, 2005 balance sheets and statements of operations and cash flows for the three months ended March 31, 2006 to conform to presentations and classifications in the current period. The consolidated balance sheet at December 31, 2005, is audited.

Liquidity and Management's Plans:

As reflected in the accompanying consolidated financial statements, we have incurred operating losses and negative cash flow from operations and have a working capital deficiency of $37,818,789 as of March 31, 2006. In addition, we are delinquent on certain of our debt agreements at March 31, 2006, and we have experienced delays in filing our financial statements and registration statements due to errors in our historical accounting that have been corrected (See Note 10). Our inability to make these filings is resulting in our recognition of penalties payable to the investors, and these penalties will continue until we can complete our filings and register the common shares into which the investors' financial instruments are convertible. Finally, our revenues are significantly concentrated with one major customer. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business. These conditions raise substantial doubt about our ability to continue as a going concern.

We have been dependent upon our ability to successfully complete financings as we execute our business model and plans. Although our liquid reserves have been substantially depleted as of March 31, 2006, we completed a $30.0 million convertible note financing in July 2006 that is expected to fulfill our liquidity requirements through the end of 2006. However, $15.0 million of this financing is being held in escrow, pending approval by our shareholders of an increase in our authorized shares of common stock. We were

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

in default on this instrument due to the delay in filing our quarterly financial report for the quarterly period ended June 30, 2006. As a result, an event of default has occurred under the terms of the Notes, and the interest rate on the Notes, payable quarterly, was increased from 9% to 14% per annum. Pursuant to the terms of the Notes, upon the occurrence of an event of default, holders of the Notes may, upon written notice to the Company, each require the Company to redeem all or any portion of their Notes at a default redemption price calculated pursuant to the terms of the Notes. On August 31, 2006, we entered into an Amendment Agreement with the holders of the Notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of this quarterly report. See
Item 3 of Part II of this report, entitled "Default on Senior Securities", for a description of the terms of the Amendment Agreement.

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

Note 2. - Summary of Significant Accounting Policies

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

Revenue Recognition
-------------------

Our revenues are derived from the sale of branded milk products to customers in the United States of America, Great Britain and the Middle East. For the period ended March 31, 2006, our revenues were

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

geographically dispersed 98% and 2% between the United States of America and internationally, respectively. We currently have one customer in the United States that provided 71% and 0% of our revenue during the three months ended March 31, 2006 and 2005, respectively.

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

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales. These costs amounted to approximately $393,452 and $138,450 for the three months ended March 31, 2006 and 2005, respectively.

Cash and Cash Equivalents
-------------------------

We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Our accounts receivable are exposed to credit risk. During the normal course of business, we extend unsecured credit to our customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. We regularly evaluate and monitor the creditworthiness of each customer. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk and our overall collection history. As of March 31, 2006 and December 31, 2005, the allowance of doubtful accounts aggregated approximately $365,000 and $350,000, respectively.

In addition, our accounts receivable are concentrated with one customer who represents 54% and 34% of our gross accounts receivable balances at March 31, 2006 and December 31, 2005, respectively. Approximately, 6% of our gross accounts receivable at March 31, 2006 are due from international customers.

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Inventories
-----------

Inventories, which consist primarily of finished goods, is stated at the lower of cost on the first in, first-out method or market. Our inventories at March 31, 2006 have substantially increased from levels at December 31, 2005 because we are building inventories to support our contractual arrangement with a significant customer. Further, our inventories are perishable. Accordingly, we estimate and record lower-of-cost or market and unsalable-inventory reserves based upon a combination of our historical experience and on a specific identification basis. During the three months ended March 31, 2006, we did not provide for unsalable inventories.

In November 2004, the FASB issued Financial Accounting Standard No. 151, Inventory Costs, an amendment of ARB No. 43 Chapter 4 ("FAS 151"), which clarifies that inventory costs that are "abnormal" are required to be charged to expense as incurred as opposed to being capitalized into inventory as a product cost. FAS 151 provides examples of "abnormal" costs to include costs of idle facilities, excess freight and handling costs and spoilage. FAS 151 became effective for our fiscal year beginning January 1, 2006. The adoption of FAS No. 151 did not have a material effect on our consolidated financial statements.

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

Intangible Assets
-----------------

Our intangible assets as of March 31, 2006 and December 31, 2005 consist of our distribution agreement with Coca-Cola Enterprises ("CCE"), our manufacturing agreement with Jasper Products, Inc. and licenses and trademark costs, with estimated lives of ten years, five years and one-to-five years, respectively. The following table illustrates information about our intangible assets:

                                       March 31, 2006    December 31, 2005
                                       --------------    -----------------

      Distribution agreement             $15,960,531        $15,960,531
      Manufacturing agreement              2,700,000          2,700,000
      Licenses and trademarks                586,482          1,370,958
      Less accumulated amortization       (1,365,366)        (1,437,929)
                                         -----------        -----------
                                         $17,881,647        $18,593,560
                                         ===========        ===========

Amortization expense amounted to $848,500 and $61,849 for the three months ended March 31, 2006 and March 31, 2005, respectively.

Estimated future amortization of our intangible assets is as follows as of March 31, 2006:

      Nine months ended December 31, 2006            $1,837,171
                                                     ==========
      Year ended:
        December 31, 2007                            $2,367,947

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Financial Instruments
---------------------

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments ("FAS 107"), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded is more akin to debt than equity.

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

As of March 31, 2006 and December 31, 2005, estimated fair values and respective carrying values of our notes payable, convertible debt and redeemable preferred stock are as follows:


                                         Fair Value      Carrying Value      Fair Value      Carrying Value
        Instrument             Note         2006              2006              2005              2005
                                         ------------------------------------------------------------------
$750,000 Note Payable          4(a)      $  750,000        $  750,000        $  750,000         $750,000
                                         ===============================================================
$187,743 Note Payable          4(b)         187,743           187,743           187,743          187,743
                                         ===============================================================
Other Notes Payable            4(c)         165,007           165,007                --               --
                                         ===============================================================
$200,000 Convertible Note      5(a)         200,000           196,569           190,000          187,934
                                         ===============================================================
$15,000 Convertible Note       5(b)          14,200             3,031            13,300            1,620
                                         ===============================================================
$600,000 Convertible Note      5(c)         668,000           600,000           668,000          600,000
                                         ===============================================================
$6,250 Convertible Note        5(e)           6,250             6,219             6,375            5,188
                                         ===============================================================


                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

$25,000 Convertible Note       5(f)          25,500            30,278            25,500           30,278
                                         ===============================================================
$187,760 Convertible Note      5(g)         187,760           187,760           187,600          187,600
                                         ===============================================================
Series F Preferred Stock       6(d)          49,000            52,480            46,000           52,480
                                         ===============================================================
Series H Preferred Stock       6(a)         557,000           427,479           525,000          388,305
                                         ===============================================================
Series J Preferred Stock       6(b)       1,781,000         1,007,927         1,731,000          871,043
                                         ===============================================================
Series K Preferred Stock       6(c)         927,000           803,688           881,000          792,672
                                         ===============================================================

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities ("FAS 133"), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instrument are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing and common stock arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the components of derivative liabilities as of March 31, 2006 and December 31, 2005:


                                                                Note          2006               2005
                                                                -----------------------------------------
Compound derivative financial instruments that have
been bifurcated from the following financing arrangements:
----------------------------------------------------------
  $400,000 Convertible Note Financing                           5(a)      $ (1,258,200)      $ (1,311,000)
  $2,300,000 Convertible Note Financing                         5(b)            (4,219)            (4,867)
  $600,000 Convertible Note Financing                           5(c)          (286,200)          (153,700)
  $693,000 Convertible Note Financing                           5(e)           (42,656)           (42,878)
  $660,000 Convertible Note Financing                           5(f)          (146,250)          (159,250)
  $1,080,000 Convertible Note Financing                         5(g)          (549,808)          (564,735)
  Series F Preferred Stock Financing                            6(d)           (20,329)           (25,632)
  Series H Preferred Stock Financing                            6(a)          (396,362)          (381,377)
  Series J  Preferred Stock Financing                           6(b)        (4,704,000)        (5,628,000)
  Series K Preferred Stock Financing                            6(c)          (209,338)          (206,200)
Freestanding derivative contracts arising from financing
and other business arrangements:
--------------------------------------------------------
  Warrants issued with $693,000 Convertible Notes               5(e)                --           (924,120)
  Warrants issued with Series H Preferred Stock                 6(a)          (936,205)        (1,264,109)
  Warrants issued with Series F Preferred Stock                 6(d)          (505,231)          (563,096)
  Warrants issued with Series D Preferred Stock                 6(d)          (366,147)          (400,214)
Other warrants                                                  8(b)       (21,132,012)       (24,310,057)
                                                                          -------------------------------
Total derivative liabilities                                              $(30,556,957)      $(35,939,235)
                                                                          ===============================

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The following table summarizes the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments for the three months ended March 31, 2006 and 2005:

Derivative income (expense):                       2006             2005
                                                ---------------------------
  Convertible note and warrant financings       $  (50,904)      $  582,675
  Preferred stock and warrant financings         1,331,015          816,751
  Other warrants and  derivative contracts       3,699,077           72,317
                                                ---------------------------
                                                $4,949,188       $1,471,743
                                                ==========       ==========

Our derivative liabilities as of March 31, 2006 and 2005 and our derivative income during each of the quarters ended March 31, 2006 and 2005 were significant to our financial statements. During the quarter ended March 31, 2006, the trading price of our common stock decreased from $0.59 at December 31, 2005 to $0.55 at March 31, 2006. During the quarter ended March 31, 2005, the trading price decreased from $0.17 at December 31, 2004 to $0.15 at March 31, 2005. The lower stock prices decreased the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with credits to income.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2006:


                                                           Conversion
Financing or other contractual arrangement:      Note       Features        Warrants          Total
                                                 ----------------------------------------------------
  $400,000 Convertible Note Financing            5(a)       4,000,000              --       4,000,000
  $2,300,000 Convertible Note Financing          5(b)         120,000       2,000,000       2,120,000
  $600,000 Convertible Note Financing            5(c)       4,100,000              --       4,100,000
  $693,000 Convertible Note Financing            5(e)          63,542              --          63,542
  $660,000 Convertible Note Financing            5(f)         250,000       1,500,000       1,750,000
  $1,080,000 Convertible Note Financing          5(g)       1,924,540              --       1,924,540


                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


  Series D Convertible Preferred Stock           6(d)              --         611,250         611,250
  Series F Convertible Preferred Stock           6(d)         220,969       1,038,259       1,259,228
  Series H Convertible Preferred Stock(a)        6(a)              --       4,387,500       4,387,500
  Series J Convertible Preferred Stock           6(b)      20,000,000              --      20,000,000
  Series K Convertible Preferred Stock(a)        6(c)              --              --              --
Other warrants and contracts                     8(b)              --      50,704,688      50,704,688
                                                           ------------------------------------------
                                                           30,679,051      60,241,697      90,920,748
                                                           ==========================================

(a) As more fully described in Notes 6(a) and 6(c) these instruments were afforded the conventional convertible exemption, which means we did not have to bifurcate the embedded conversion feature. However, we were required to bifurcate certain other embedded derivatives as discussed in the notes. Although the conversion features did not require derivative accounting, we are required to also consider the 990,905 and 9,500,000 common shares, respectively, into which these instruments are convertible in determining whether we have sufficient authorized and unissued common shares for all of our share-settled obligations.

We have entered into registration rights agreements with certain investors that require us to file a registration statement covering shares underlying a financing arrangement, become effective on the registration statement, maintain effectiveness and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of liquidating damages to the investors in the event we do not achieve the requirements. We record estimated liquidated damages as liabilities and charges to our income when the liquidated damages are probable and estimable under Financial Accounting Standard No. 5, Accounting for Contingencies. During the three months ended March 31, 2006, we recorded liquidated damages expense of $685,887. These charges are significantly greater than the amounts we recorded in previous periods due to the fact that we now have incurred approximately $2.1 million of liquidated damages, and currently estimate that additional damages will accrue before we are able to cure our registration default.

Advertising and Promotion Costs
-------------------------------

Advertising and promotion costs, which are included in selling expenses, are expensed as incurred and aggregated $1,243,908 and $138,722 for the three months ended March 31, 2006 and 2005, respectively.

Share-based payments
--------------------

Effective January 1, 2005, we adopted the fair value recognition provisions of Financial Accounting Standards No. 123 Accounting for Stock-Based compensation ("FAS 123"). Effective January 1, 2006 we adopted Financial Accounting Standards No. 123(R), Share-Based Payments ("FAS123R"). Under the fair value method, we recognize compensation expense for all share-based payments granted after January 1, 2005, as well as all share-based payments granted prior to, but not yet vested, as of January 1, 2005, in accordance with FAS 123. Under the fair value recognition provisions of FAS 123R, we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of FAS 123 and FAS 123R, the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and the disclosure provisions of FAS
123. For further information regarding the adoption of SFAS No. 123R, see Note 7 to the consolidated financial statements.

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

Loss Applicable to Common Shareholders
--------------------------------------

Our basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common share outstanding during the reporting period. Diluted loss

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

applicable to common shareholders per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three months ended March 31, 2006 and 2005 potential common shares arising from our stock options, stock warrants, convertible debt and convertible preferred stock amounting to 81,913,744 and 129,857,869 shares, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 3. Accrued liabilities

Accrued liabilities consist of the following as of March 31, 2006 and December 31, 2005:


                                                                 2006            2005
                                                              --------------------------
Liquidated damages due to late registration (a)               $  989,637      $  303,750
Investor relations liability                                   1,402,000       1,545,565
Production processor liability                                    61,544         182,814
Accrued payroll and related                                      511,017         636,757
Accrued interest                                                 414,301         376,198
Discontinued products (b)                                        876,873       1,710,733
Other                                                            131,815         116,460
                                                              --------------------------
                                                              $4,387,187      $4,872,277
                                                              ==========================

(a) Certain of our financing arrangements provide for penalties in the event of non-registration of securities underlying the financial instruments. Generally, these penalties are calculated as a percentage of the financing proceeds, usually between 1.0% and 3.0% each month. We record these liquidated damages when they are probable and estimable pursuant to FAS 5.

(b) During 2005, we discontinued certain product lines and, as a result, incurred certain penalties under purchase commitments with our manufacturing vendors. We accrued these penalties upon our decision to discontinue the products.

Note 4. Notes Payable

Notes payable consist of the following as of March 31, 2006 and December 31, 2005:


                                                                    2006            2005
                                                                 --------------------------
$750,000 face value note payable, due September 3, 2004 (a)      $  750,000      $  750,000
$187,743 face value note payable, due December 31, 2005 (b)         187,743         187,743
Vehicle notes payable (c)                                           165,007              --
                                                                 --------------------------
  Total notes payable                                             1,102,750         937,743
Less current maturities                                             992,953         937,743
                                                                 --------------------------
Long-term notes payable                                          $  109,797      $       --
                                                                 ==========================

(a) On May 9, 2004 we received the proceeds of a $750,000 loan from Mid-Am Capital, payable September 3, 2004, with an interest rate of 8%. This loan is secured by a general security interest in all of our assets. Mid-Am has agreed to extend the note on a demand basis.

(b) In 1999, we issued a promissory note to assume existing debt owed by our then Chinese joint venture subsidiary to a supplier, International Paper. The face value of that unsecured note was $282,637 at an

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

annual interest rate of 10.5%. The note originally required 23 monthly payments of $7,250 and a balloon payment of $159,862 due on July 15, 2000. During 2000, we negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which amount represents interest due through the extension date. The balance due on this note is $187,743 at March 31, 2006, all of which is delinquent. Although International Paper has not pursued collection of the note, it is possible that they could do so in the future and, if they do, such collection effort may have a significant adverse impact on the liquidity of the Company.

(c) In March 2006 we signed notes with GMAC for the purchase of eight vehicles. The initial principal balance was $169,323. The notes call for 36 monthly payments of $4,887, which includes principal and interest. The interest rate for seven of the notes is 1.9% with the other having a rate of 4.9%.

Note 5. Convertible Debt

Convertible debt carrying values consist of the following as of March 31, 2006 and December 31, 2005:


                                                                    2006            2005
                                                                 --------------------------
$200,000 Convertible Note Payable, due November 2006 (a)         $  196,569      $  187,934
$15,000 Convertible Note Payable, due May 2007 (b)                    3,030           1,620
$600,000 Convertible Note Payable, due December 2005 (c)            600,000         600,000
$6,250 Convertible Note Payable, due April 30, 2006 (e)               6,219           5,188
$25,000 Convertible Note Payable, due October 1, 2006 (f)            30,278          30,278
$187,760 Convertible Note Payable, due December 1, 2005 (g)         187,760         187,760
                                                                 --------------------------
                                                                 $1,023,856      $1,012,780
                                                                 ==========================

(a) $400,000 Convertible Note Financing
---------------------------------------

On November 20, 2003, we issued $400,000 of 8.0% convertible notes payable, due November 20, 2005 plus warrants to purchase 14,000,000 shares of our common stock with a strike price ranging from $0.05 to $1.00 for a period of three years. The convertible notes had a face value outstanding of $200,000 on March 31, 2006 and December 31, 2005 following the modification of the underlying note agreement, extending the maturity date of the remaining balance to November 20, 2006. The convertible notes are convertible into a variable number of our common shares based upon a variable conversion price of the lower of $0.05 or 75% of the closing market price near the conversion date. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $1,258,200 and $1,311,000 as of March 31, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet. Warrants related to the financing were fully converted prior to December 31, 2005.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $400,000 convertible note financing.

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                  $52,800                $238,800
                                       ===============================
  Warrant derivative                   $    --                $173,800
                                       ===============================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes to zero. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the three months ended March 31, 2006 and 2005 amounted to approximately $9,000 and $31,000, respectively.

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(b) $2,300,000 Convertible Note Financing:
------------------------------------------

On January 28, 2005, May 23, 2005 and August 18, 2005, we issued $1,150,000,
$500,000 and $650,000, respectively of 8.0% convertible notes payable, due January 28, 2007 plus warrants to purchase 9,200,000, 4,000,000 and 5,200,000, respectively, shares of our common stock with a strike price of $0.129 for a period of five years. The convertible notes had a face value outstanding of $15,000 on March 31, 2006 and December 31, 2005 resulting from conversions to common stock. The convertible notes are convertible into a fixed number of our common shares based upon a conversion price of $0.125 with anti-dilution protection for sales of securities below the fixed conversion price. We have the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 120% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $4,219 and $4,867 as of March 31, 2006 and December 31, 2005, respectively.

As of December 31, 2005 all warrants related to the financing had been converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $2,300,000 convertible note financing:

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                   $648                 $ 123,827
                                        ==============================
  Warrant derivative                    $ --                 $(672,590)
                                        ==============================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the three months ended March 31, 2006 and 2005 amounted to approximately $6,000, respectively.

(c) $600,000 Convertible Note Financing:
----------------------------------------

On June 29, 2004, we issued $600,000 of 10.0% convertible notes payable, due December 31, 2005, plus warrants to purchase 2,000,000 and 5,000,000 shares of our common stock with strike prices of $0.25 and $2.00, respectively, for periods of five and two years, respectively. Net proceeds from this financing arrangement amounted to $500,000. As of March 31, 2006 and December 31, 2005, this debt is past due and the outstanding carrying value of $600,000 does not include $68,000 of capitalized interest, which is being reflected in accrued liabilities. The convertible notes are convertible into a fixed number of our common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. We have the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $286,200 and $153,700 as of March 31,

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

As of December 31, 2005 all warrants related to the financing had been converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $600,000 convertible note financing:

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                $(132,500)               $    500
                                     =================================
  Warrant derivative                 $      --                $153,500
                                     =================================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the three months ended March 31, 2006 and 2005 amounted to approximately $-0- and $117,000, respectively.

(d) $240,000 Convertible Note Financing:
----------------------------------------

On December 22, 2004, we issued $240,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 800,000 shares of common stock at $0.15 for five years. Net proceeds from this financing arrangement amounted to $200,000. In June 2005 this debt was fully converted. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $240,000 convertible note financing:

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                  $   --                  $40,813
                                       ===============================
  Warrant derivative                   $   --                  $16,240
                                       ===============================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the three months ended March 31, 2006 and 2005 amounted to approximately $-0- and $45,000, respectively.

(e) $693,000 Convertible Note Financing:
----------------------------------------

On October 29, 2004, we issued $693,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 2,200,000 shares of common stock at $0.15 for five years. Net proceeds from this financing arrangement amounted to $550,000. At March 31, 2006 and December 31, 2005, this debt had an outstanding face value of $6,250. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances of $42,656 and $42,878 as of March 31, 2006 and December 31, 2005, respectively. Our value model resulted in a warrant derivative balance, arising from the convertible note financing, of $-0- and $924,120 as of March 31, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $693,000 convertible note financing:

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                    $221                 $122,739
                                         =============================
  Warrant derivative                     $ --                 $ 34,510
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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the three months ended March 31, 2006 and 2005 amounted to approximately $1,000 and $110,000, respectively.

(f) $660,000 Convertible Note Financing:
----------------------------------------

On April 2, 2004, we issued $660,000 of 10.0% convertible notes payable, due October 1, 2005, plus warrants to purchase 3,000,000 shares of common stock at $0.15 for five years. Net proceeds from this financing arrangement amounted to $493,000. At March 31, 2006 and December 31, 2005, this debt had an outstanding face value of $25,000. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances of $146,250 and $159,250 as of March 31, 2006 and December 31, 2005, respectively. This amount is included in Derivative Liabilities on our balance sheet.

As of June 30, 2005, all warrants related to the financing had been fully converted.

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $660,000 convertible note financing:

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                  $13,000                 $75,915
                                       ===============================
  Warrant derivative                   $    --                 $61,800
                                       ===============================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the three months ended March 31, 2006 and 2005 amounted to approximately $-0- and $32,000, respectively.

(g) $1,008,000 Convertible Note Financing:
------------------------------------------

On June 29, 2004, we issued $1,008,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 3,200,000 and 8,000,000 shares of our common stock at $0.25 and $2.00, respectively, for periods of five and two years, respectively. Net proceeds from this financing arrangement amounted to $679,000. At March 31, 2006 and December 31, 2005, this debt had an outstanding face value of $187,760. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in a compound derivative balance of $549,808 and $564,735 as of March 31, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

As of December 31, 2005, all warrants related to the financing had been fully converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $1,008,000 convertible note financing:

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                  $14,927                $ 22,179
                                       ===============================
  Warrant derivative                   $    --                $190,642
                                       ===============================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the three months ended March 31, 2006 and 2005 amounted to approximately $-0- and $192,000, respectively.

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                  $   --                  $   --
                                       ==============================
  Warrant derivative                   $   --                  $   --
                                       ==============================

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

The above allocations resulted in a discount to the carrying value of the notes amounting to approximately $173,925. This discount, along with related deferred finance costs and future interest payments, are being amortized through periodic charges to interest expense using the effective method. Interest expense during the three months ended March 31, 2006 and 2005 amounted to approximately $-0- and -0-, respectively.

Derivative warrant fair values are calculated using the Black-Scholes-Merton Valuation technique. Significant assumptions as of March 31, 2006, corresponding to each of the above financings (by paragraph reference) are as follows:


                                     5(a)          5(b)        5(c)        5(d)        5(e)       5(f)
                                 ----------------------------------------------------------------------
Trading market price                $0.55         $0.55       $0.55       $0.55       $0.55       $0.55
                                 $.05--$1.00
Strike price                                      $.129        $.10        $.15        $.15        $.15
Volatility                           148%           133%        136%        136%        136%        142%
Risk-free rate                      3.25%          3.71%       3.30%       3.57%       3.30%       3.45%
Remaining term/life (years)          .67           4.38        3.25        3.75        3.58        3.00

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Between December 2001 and March 2002, we issued 175,500 shares of Series H Preferred Stock for cash of $1,755,000, plus warrants to purchase an aggregate of 4,387,500 shares of common stock at $0.50 for five years. At March 31, 2006 and December 31, 2005, 64,500 shares of preferred stock remain outstanding; all of the warrants remain outstanding. We allocated $1,596,228 of the proceeds from the Series H Preferred financings to the warrants at their fair values because the warrants did not meet all of the conditions necessary for equity classification and, accordingly, are carried as derivative liabilities, at fair value. We also allocated $134,228 to the Default Puts which, as described above are carried as derivative liabilities, at fair value. We also allocated proceeds of $34,210 to paid-in capital because the aforementioned allocations resulted in an effective beneficial conversion feature, which is recorded in equity. Finally, we recorded derivative expense of $9,666 because one of the financings did not result in sufficient proceeds to record the derivative financial instruments at fair values on the inception date.

We estimated the fair value of the derivative warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique. As a result of applying this technique, our valuation of the derivative warrants amounted to $936,205 and $1,264,109 as of March 31, 2006 and December 31, 2005,

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

respectively. We estimated the fair value of the Default Puts on the inception dates, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Significant assumptions underlying the probability-weighted outcomes included both our history of similar default events, all available information about our business plans that could give rise to or risk defaults, and the imminence of impending or current defaults. As a result of these subjective estimates, our valuation model resulted in Default Put balances associated with the Series H Preferred Stock of $396,362 and $381,377 as of March 31, 2006 and December 31, 2005,
respectively. These amounts are included in Derivative Liabilities on our balance sheet. The following table illustrates fair value adjustments that we have recorded related to the Default Puts on the Series H Preferred Stock.

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                 $(14,985)               $(2,064)
                                      ===============================
  Warrant derivative                  $327,903                $66,641
                                      ===============================

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in our estimates about the probability of default events and amortization of the time-value element embedded in our calculations. Higher derivative expense in the three months ended March 31, 2006 when compared to the same period of 2005, reflected the increased probability that the Default Put would become exercisable because we would not timely file certain reports with the Securities and Exchange Commission. In fact, we ultimately did not file our Quarterly Report on Form 10-QSB for the June 2006 reporting period. While the Default Put became exercisable at that time, the holders of the Series H Preferred Stock did not exercise their right prior to curing the event. There can be no assurances that the holders of the Series H Preferred Stock would not exercise their rights should further defaults arise.

The discounts to the Series H Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to retained earnings using the effective method. The following table illustrates the components of preferred stock dividends and accretions:

                                 Three months ended      Three months ended
                                      March 31,               March 31,
                                        2006                    2005
                                 ------------------------------------------
  Preferred stock dividends            $35,100                 $35,100
                                       ===============================
  Accretions                           $39,174                 $89,348
                                       ===============================

As of March 31, 2006, $351,000 of cumulative dividends are in arrears on Series H Preferred Stock.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inceptions dates, and subsequently, using the Black-Scholes-Merton Valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in a compound derivative balance associated with the Series J Preferred Stock of $4,704,000 and $5,628,000 as of March 31, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the Series J Preferred Stock.

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                 $924,000                $224,000
                                      ================================
  Warrant derivative                  $     --                $168,000
                                      ================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

The discounts to the Series J Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions:

                                 Three months ended      Three months ended
                                      March 31,               March 31,
                                        2006                    2005
                                 ------------------------------------------
  Preferred stock dividends           $ 40,000                 $40,000
                                      ================================
  Accretions                          $136,885                 $76,348
                                      ================================

As of March 31, 2006 $520,000 of cumulative dividends are in arrears on Series J Preferred Stock.

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

to the Default Puts, representing fair values, in connection with the March and April issuances, respectively.

We estimated the fair value of the Default Puts on the inception dates, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Significant assumptions underlying the probability-weighted outcomes included both our history of similar default events, all available information about our business plans that could give rise to or risk defaults, and the imminence of impending or current defaults. As a result of these subjective estimates, our valuation model resulted in Default Put balances associated with the Series K Preferred Stock of $209,338 and $206,200 as of March 31, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet. The following table illustrates fair value adjustments that we have recorded related to the Default Puts on the Series K Preferred Stock.

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                 $(3,138)                $(1,256)
                                      ===============================
  Warrant derivative                  $    --                 $    --
                                      ===============================

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in our estimates about the probability of default events and amortization of the time-value element embedded in our calculations. Higher derivative expense in the three months ended March 31, 2006, when compared to the same period of 2005, reflected the increased probability that the Default Put would become exercisable because we would not timely file certain reports with the Securities and Exchange Commission. In fact, we ultimately did not file our Quarterly Report on Form 10-QSB for the June 2006 reporting period. While the Default Put became exercisable at that time, the holders of the Series K Preferred Stock did not exercise their right prior to curing the event. There can be no assurances that the holders of the Series K Preferred Stock would not exercise their rights should further defaults arise.

The discounts to the Series K Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions:

                                 Three months ended      Three months ended
                                      March 31,               March 31,
                                        2006                    2005
                                 ------------------------------------------
  Preferred stock dividends            $19,000                 $19,000
                                       ===============================
  Accretions                           $11,015                 $10,359
                                       ===============================

As of March 31, 2006, $152,000 of cumulative dividends are in arrears on Series K Preferred Stock.

(d) Other Preferred Stock Designations and Financings:

Series A Preferred: We have designated 500,000 shares of our preferred stock as Series A Convertible Preferred Stock. There were no Series A Preferred Stock outstanding during the periods presented.

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Series B Preferred: We have designated 1,260,000 shares of our preferred stock as Series B Convertible Preferred Stock with a stated and liquidation value of $1.00 per share. Series B Preferred has cumulative dividend rights of 9.0%, ranks senior to common stock and has voting rights equal to the number of common shares into which it may be converted. Series B Preferred is convertible into common on a share for share basis. Based upon our evaluation of the terms and conditions of the Series B Preferred Stock, we have concluded that it meets all of the requirements for equity classification. We had 107,440 shares of Series B Preferred outstanding as of March 31, 2006 and December 31, 2005, respectively.

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

Series F Preferred: We have designated 200,000 shares of our preferred stock as Series F Convertible Preferred Stock with a stated and liquidation value of $10 per share. There were 5,248 shares of Series F Preferred Stock outstanding at March 31, 2006 and December 31, 2005. Series F Preferred is non-voting and convertible into common stock at a variable conversion price equal to the lower of $0.60 or 75% of the trading prices near the conversion date. In addition, the holder has the option to redeem the convertible notes payable for cash at 125% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). We concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to variable conversion feature; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt-type instruments. These two derivative features were combined into one compound derivative instrument. In addition, due to the default and contingent redemption features of the Series F Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

Series I Preferred: We have designated 200,000 shares of our preferred stock as Series I Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series I Preferred has cumulative dividend rights at 8.0% of the stated value, ranks senior to common stock and is non-voting. Series I Preferred is convertible into a variable number of common shares at the lower conversion price of $0.40 or 75% of the average trading market price. There were no Series I Preferred Stock outstanding as of March 31, 2006 or December 31, 2005. We accounted for Series I Preferred Stock, while it was outstanding as an instrument that was more akin to a debt instrument. We also bifurcated the embedded conversion feature and freestanding warrants issued with the financing and carried these amounts as derivative liabilities, at fair value. The table below reflects derivative income and (expense) associated with changes in the fair value of this derivative financial instrument.

The following table summarizes derivative income (expense) related to compound derivatives and freestanding warrant derivatives that arose in connection with the preferred stock transactions discussed above.

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 Three months ended      Three months ended
                                      March 31,               March 31,
Derivative income (expense)             2006                    2005
                                 ------------------------------------------
  Compound derivative                  $ 5,303                $161,082
                                       ===============================
  Warrant derivative                   $91,932                $200,348
                                       ===============================

The following table summarizes preferred stock dividends related to the convertible preferred stock discussed above:

                                 Three months ended      Three months ended
                                      March 31,               March 31,
                                        2006                    2005
                                 ------------------------------------------
  Preferred stock dividends            $   --                  $7,800
                                       ==============================
  Accretions                           $   --                  $   --
                                       ==============================

Note 7. - Stock Based Compensation Plans

On April 6, 2005, our Board of Directors adopted an incentive share-based plan (the "2005 Stock Incentive Plan") that provides for the grant of options for up to 10,397,745 shares of our common stock to our directors, officers, key employees and consultants. On May 10, 2006, our Board of Directors adopted the recommendation of our Compensation Committee to grant options for 8,872,745 shares to our directors, officers and key employees. As of March 31, 2006, there were 1,475,000 shares of common stock reserved for future grants under our 2005 Stock Incentive Plan. Options granted under 2005 Stock Incentive Plan vest over two years in equal annual installments with the first third exercisable on grant date, provided that the individual is continuously employed by us.

Prior to May 2005, we granted options for 650,000 shares to now former employees; 220,000 shares to now former directors and 360,714 shares to consultants, all which are fully vested and exercisable, under individual plans. Currently, there are no shares reserved for future issuances under these individual plans.

On January 1, 2006, we adopted Financial Accounting Standard 123 (revised 2004), Share-Based Payments ("FAS 123R") which is a revision of FAS No. 123, using the modified prospective method. Under this method, compensation cost recognized for the three months ended March 31, 2006 includes compensation cost for all share-based payments modified or granted prior to but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of FAS 123R.

As we had previously adopted the fair-value provisions of FAS 123, effective January 1, 2005, the adoption of FAS 123R had a negligible impact on our earnings before income taxes and net earnings for the first quarter of 2006. Accordingly, there was no impact on basic or diluted loss applicable to common shareholders per share for the first quarter of 2006. We recorded compensation costs of $111,592 and $0 for the first quarter of 2006 and 2005, respectively. We recognized no tax benefit for share-based compensation arrangements due to the fact that we are in a cumulative loss position and recognize no tax benefits in our Consolidated Statement of Operations.

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

As required by FAS 123R, we estimate forfeitures of employee stock options and recognize compensation costs only for those awards expected to vest. Forfeiture rates are determined for two groups of employees - directors / officers and key employees based on historical experience. We adjust estimated forfeitures to actual forfeiture experience as needed. The cumulative effect of adopting FAS 123R of $17,000, which represents estimated forfeitures for options outstanding at the date of adoption, was not material and therefore has been recorded as a reduction of our stock-based compensation costs in General and Administrative expense rather than displayed separately as a cumulative change in accounting principle in the Consolidated Statement of Operations. The adoption of SFAS No. 123R had no effect on cash flow from operating activities or cash flow from financing activities for the three months ended March 31, 2006.

We estimate the fair value of each stock option on the date of grant using a Black-Scholes-Merton option-pricing formula, applying the following assumptions and amortize that value to expense over the option's vesting period using the straight-line attribution approach.

Assumptions

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

A summary of option activity under the stock incentive plans for the three months ended March 31, 2006 is presented below:

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                 Weighted-       Remaining
                                                                  Average       Contractual       Aggregate
                                                                 Exercise          Term           Intrinsic
                  Options                          Shares         Price         (in years)          Value
-------------------------------------------      ---------       ---------      -----------       ---------
Outstanding at December 31, 2005                 9,600,422         $0.30
Granted                                                  -             -
Exercised                                                -             -
Forfeited                                          (33,333)        $0.30
Expired                                           (155,000)        $0.27

Outstanding at March 31, 2006                    9,412,088         $0.30            8.75         $2,476,584
                                                 =========         =====            ====         ==========

Vested or expected to vest at March 31 2006      8,861,971         $0.30            8.73         $2,325,453
                                                 =========         =====            ====         ==========

Exercisable at March 31 , 2006                   3,810,913         $0.33            8.23         $  938,133
                                                 =========         =====            ====         ==========

No options were granted during the three months ended March 31, 2006 or 2005, and there were no exercises of options during those the three month periods.

At March 31, 2006, the Company had $534,191 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of one year.

Note 8. - Other Stockholders' Equity

(a) Issuances of Common Stock
-----------------------------

On March 31, 2005, we received notices of exercise for and issued 1,000,000 shares of common stock as provided in our June 2004 A Warrant and 500,000 shares of our October 2004 C Warrant. The shares of common stock underlying these Warrants were registered pursuant to a registration statement declared effective April 18, 2005.

(b) Outstanding Warrants
------------------------

As of March 31, 2006, we had the following outstanding warrants:


                                                                              Warrants/
                                                              Expiration       Options        Exercise
Warrants                                      Grant date         date          Granted          Price
Series D Preferred Stock Financing              3/9/1999      11/17/2008          17,500        0.100
Series D Preferred Stock Financing             4/23/1999      11/17/2008           8,750        0.100
Series D Preferred Stock Financing              2/1/2000      11/17/2008         130,000        0.100
Series D Preferred Stock Financing              2/1/2000      11/17/2008         455,000        0.100
Series F Preferred Stock Financing            10/13/2000      11/17/2008       1,038,259        0.100
Series H Preferred Stock Financing             12/5/2001       12/4/2006       2,637,500        0.500
Series H Preferred Stock Financing             1/30/2002       1/30/2007         375,000        0.500
Series H Preferred Stock Financing             2/15/2002       2/14/2007         125,000        0.500


                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Series H Preferred Stock Financing             3/18/2002       3/17/2007       1,250,000        0.500
January 2005 Convertible Debt Financing       11/20/2003      11/20/2008       2,000,000        0.050
Warrant to Licensor (c)                        6/20/2005       6/19/2007       1,000,000        0.050
Warrant to Consultant                           4/8/2005        4/7/2007       1,000,000        0.250
Warrant to Distributor                         8/30/2005       8/29/2008      30,000,000        0.360
April 2004 Financing                           4/20/2004         4/19/09       1,500,000        0.100
November 2005 Common Stock Financing (d)      11/28/2005      11/27/2010      15,667,188        0.800
November 2005 Common Stock Financing (d)      11/28/2005      11/27/2010       1,012,500        0.500
January 2005 Financing                           1/31/05       1/30/2010       2,000,000        0.100
Other Financings                              12/27/2001       2/28/2007          25,000        0.400
                                                                              ----------
Total Warrants                                                                60,241,697
                                                                              ==========

Certain conversion features in our debt and preferred stock are indexed to a variable number of common shares based upon our trading stock price. Accordingly, in the event of stock price declines, we may have insufficient shares to share-settle all of our contracts that are convertible into or exercisable for common stock. As a result, current accounting standards require us to assume that we would not have sufficient authorized shares to settle these other warrants and, therefore, reclassify other warrants and contracts that were otherwise carried in stockholders' equity to derivative liabilities. Such warrants and contracts that required reclassification were indexed to 48,679,688 and 47,679,688 shares of our common stock as of March 31, 2006 and December 31, 2005, respectively, We are not required to reclassify certain exempt contracts and employee stock options, so those items are not included in this caption. Derivative income (expense) associated with these other warrants are summarized in the following table.

                                 Three months ended      Three months ended
                                   March 31, 2006          March 31, 2005
                                 ------------------------------------------
Derivative income (expense)
                                     ---------------------------------
  Warrant derivative                 $3,669,077                $72,317
                                     =================================

Note 9- Commitments and Contingencies

Lease of Office
---------------

We lease office space, used for our corporate offices in Florida, under an operating lease that expires October 31, 2015. Future non-cancelable minimum rental payments required under the operating lease as of March 31, 2006 are as follows:

                                                         Amount
                                                        -------
Nine months ending December 31, 2006                    $69,651
Years ending December 31,
  2007                                                  $92,868
  2008                                                  $92,868
  2009                                                  $92,868
  2010                                                  $92,868
  2011                                                  $92,868

Rent expense for the three months ended March 31, 2006 amounted to $23,217; and, rent expense for the three months ended March 31, 2005 amounted to $22,404.

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Royalties:
----------

We license trademarks and trade dress from certain Licensors for use on our products. Royalty advances are payable against earned royalties on a negotiated basis for these licensed intellectual property rights. The table below identifies each Licensor to which our licenses require advance payments and, in addition, reflects the term of the respective licenses as well as the advance royalties remaining to be paid on such negotiated advance royalty payments, as of March 31, 2006. We currently are in default of our guaranteed royalty payments to Marvel Enterprises on our license for the United Kingdom by the aggregate advance remaining listed below for Marvel (UK)

                                                      Aggregate Advance
      Licensor:                           Term            Remaining
      -----------------------------------------------------------------
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

During the period commencing at the inception of the CCE agreement through the period ended March 31, 2006, we have spent $1.6 million on marketing activities pursuant to our agreement with CCE.

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 10. Restatement of Prior Financial Statements

Our statements of operations for the three months ended March 31, 2006 and March 31, 2005, and our balance sheet as of December 31, 2005 have been restated as illustrated in the following tables:


--------------------------------------------------------------------------------------------------
                                                        Three months ended      Three months ended
                                                          March 31, 2006          March 31, 2005
--------------------------------------------------------------------------------------------------
Net income (loss), as reported                             $(3,885,572)            $(1,237,248)
--------------------------------------------------------------------------------------------------
  Share-based payments                                         (39,356)                     --
--------------------------------------------------------------------------------------------------
  Deferred development costs                                        --                 (12,586)
--------------------------------------------------------------------------------------------------
  Derivative income (expense)                                4,949,188               1,471,743
--------------------------------------------------------------------------------------------------
  Amortization of debt discounts and other charges            (265,725)               (772,181)
--------------------------------------------------------------------------------------------------
  Investor relations charges                                  (347,566)                (30,000)
--------------------------------------------------------------------------------------------------
  Liquidated damages expense                                  (685,887)                     --
--------------------------------------------------------------------------------------------------
  Other                                                         (1,749)                (72,798)
--------------------------------------------------------------------------------------------------
Net income (loss), as restated                              $ (276,667)            $  (653,070)
------------------------------------------------------------======================================

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
Liquidated damages: We have restated our consolidated financial statements to record estimated liquidated damages that arose in connection with a registration rights agreement, pursuant to financial accounting standard No. 5, Accounting for Contingencies. In our previous filing, we recorded these amounts as incurred.


----------------------------------------------------------------------------------------------------
                                                          Three months ended      Three months ended
                                                            March 31, 2006          March 31, 2005
----------------------------------------------------------------------------------------------------
Loss applicable to common shareholders, as reported          $(3,957,281)             $(1,332,308)
----------------------------------------------------------------------------------------------------
  Cumulative adjustments to net income (loss), above           3,608,905                  584,178
----------------------------------------------------------------------------------------------------
  Preferred stock accretions                                    (187,074)                (176,055)
----------------------------------------------------------------------------------------------------
Loss applicable to common shareholders, as restated          $  (535,450)             $  (924,185)
-------------------------------------------------------------=======================================

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


----------------------------------------------------------------------------------------------------
                                                          Three months ended      Three months ended
                                                            March 31, 2006          March 31, 2005
----------------------------------------------------------------------------------------------------
Income (loss) per common share, basic and diluted
 as reported                                                    $(0.02)                $(0.02)
----------------------------------------------------------------------------------------------------
  Share-based payments                                           (0.00)                    --
----------------------------------------------------------------------------------------------------
  Deferred development costs                                        --                  (0.00)
----------------------------------------------------------------------------------------------------
  Derivative income (expense)                                     0.03                   0.02
----------------------------------------------------------------------------------------------------
  Amortization of debt discounts and other charges               (0.00)                 (0.02)
----------------------------------------------------------------------------------------------------
  Investors relations charges                                    (0.00)                    --
----------------------------------------------------------------------------------------------------
  Liquidated damages expense                                     (0.01)                    --
----------------------------------------------------------------------------------------------------
  Preferred stock accretions                                     (0.00)                 (0.00)
----------------------------------------------------------------------------------------------------
  Preferred stock accretions                                     (0.00)                 (0.00)
----------------------------------------------------------------------------------------------------
Income (loss) per common share, as restated                     $(0.00)                $(0.02)
----------------------------------------------------------------====================================

See descriptions that we have provided under the tables for net income (loss) and income (loss) applicable to common stockholders. Our restated income (loss) per common share reflects the application of the treasury stock method and the if-converted methods where those methods are appropriate.


----------------------------------------------------------------------------------------------------
                                                          Three months ended      Three months ended
                                                            March 31, 2006          March 31, 2005
----------------------------------------------------------------------------------------------------
Comprehensive income (loss), as reported                     $(3,886,262)            $(1,245,464)
-------------------------------------------------------------=======================================
Comprehensive income (loss), as restated (a)                 $  (277,357)            $  (661,093)
-------------------------------------------------------------=======================================

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(a) Our restated comprehensive income (loss) reflects the adjustments attributable to net income (loss), above.

Note 11. - Subsequent Events

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the uncertainty as to whether our new business model can be implemented successfully; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until we are profitable.

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

      Our business in the United Kingdom started at the end of the second quarter of 2005. Our UK business has not been profitable owing to the difficulties encountered in initial market penetration with new products introduced in the last half of 2005 through the first quarter of 2006. In the current period we had a negative gross margin for our UK operations. We are examining other distribution alternatives in the UK and, while we are making this determination, we have curtailed our production of inventory necessary to maintain a normal supply pipeline.

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

      In its letter of December 1, 2005, the SEC's Division of Corporation Finance issued questions on the application of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, ("EITF 00-19") and Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"),to financial instruments containing an embedded conversion feature, such as convertible preferred stock,

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

convertible notes and associated warrants. In general, EITF 00-19 requires that certain types of convertible equity instruments be reclassified as liabilities in cases where the issuer's ability to settle the instrument in equity is not entirely within the issuer's control. The standard also requires, if liability classification is determined to be appropriate, that the instrument be valued at fair value with future changes in the value reflected in income. As we have financed our operations with various convertible instruments over the last several years, we were required to reevaluate each of our financings in order to ensure the proper treatment under EITF 00-19.

      As a result of the SEC's December 1, 2005 comment letter, we immediately began to examine the classification of and our accounting methodology for our convertible preferred and convertible debt financing. Based upon comments from the SEC Staff and the completion of our internal examination, we have changed the classification of certain convertible preferred stock and convertible notes from equity to liabilities. We have examined the accounting methodology utilized to report the value of embedded derivatives associated with our financing instruments, including the balance sheet reclassification and valuation of warrants associated with such financing instruments. We have made changes in the accounting treatment of these derivatives in that they will have been valued separately, and fluctuations of value will be reflected on our past consolidated statements of operations and balance sheets. We also reviewed our accounting for the amortization of discounts, the impact of certain modifications to warrants and the beneficial conversion features associated with our various financing instruments.

      Additionally, we reviewed our accounting for employee stock options, including the fair value calculations made, the method of recognizing compensation expense and the impact of modifications made to certain options, and our treatment of deferred development costs. Lastly, the Staff of the SEC has requested that we restate our historical financial statements to reclassify shipping and handling costs from selling expenses to cost of product sales.

      As a result of the items described above, we have restated our annual report on Form 10-KSB for the year ended December 31, 2005 and our quarterly report on Form 10-QSB for the quarterly period ended March 31, 2006. We have also restated the quarterly and year-to-date results for March 31, 2005.

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

Revenue Recognition and Accounts Receivable
-------------------------------------------

      Our revenues are derived from the sale of branded milk products to customers in the United States of America, Great Britain and the Middle East. Geographically, our revenues are dispersed 98% and 2% between the United States of America and internationally, respectively. We currently have one customer in the United States that provided 71% and 0% of our revenue during the three months ended March 31, 2006 and 2005, respectively.

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

      Our accounts receivable are exposed to credit risk. During the normal course of business, we extend unsecured credit to our customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. We regularly evaluate and monitor the creditworthiness of each customer. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk and our overall collection history. As of March 31, 2006 and December 31, 2005, the allowance of doubtful accounts aggregated approximately $365,000 and $350,000, respectively.

      In addition, our accounts receivable are concentrated with one customer who represents 54% of our accounts receivable balances at March 31, 2006. Approximately, 6% of our accounts receivable at March 31, 2006 are due from international customers.

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

      We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate techniques, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to the Three Months
--------------------------------------------------------------
Ended March 31, 2005
--------------------

Consolidated Revenues

      The Company had revenues for the three months ended March 31, 2006 of $3,561,215, with product costs of $2,946,460 and shipping costs of $393,452, resulting in a gross margin of $221,303, or 6.2 % of sales. Our revenues for the three months ended March 31, 2006 increased by $2,663,445, a 297% increase compared to revenues of $897,770 for the three months ended March 31, 2005. The increase in revenue is the result of the increased distribution of our product through Coca-Cola Enterprises.

Consolidated Product Costs

      The Company incurred product costs of $2,946,460 and shipping costs of $393,452 for the three months ended March 31, 2006. Product costs for this period increased by $2,268,797, a 335% increase compared to $677,663 for the three months ended March 31, 2005. The increase in product costs and shipping costs in the United States for the three months ended March 31, 2006 is the result of increased revenues.

Consolidated Operating Expenses

      The Company incurred selling expenses for the three months ended March 31, 2006 of $2,843,098. Selling expenses increased for the three months ended March 31, 2006 by $2,358,067, a 486% increase compared to the selling expenses of $485,031 for the three months ended March 31, 2005. The increase in selling expenses is the result of increased sales.

      The Company incurred general and administrative expenses for the three months ended March 31, 2006 of $1,768,203. General and administrative expenses for the three months ended March 31, 2006 increased by $1,009,949, a 133% increase compared to $758,254 for the same period in 2005. The increase in general and administrative expenses for the current period is the result of the hire of additional staff and other costs associated with the management and implementation of our relationship with Coca-Cola Enterprises under the Master Distribution Agreement.

As a percentage of total revenue, our general and administrative expenses decreased from 84% in the period ended March 31, 2005, to 50% for the current period in 2006. We anticipate a continued effort to reduce these expenses as a percentage of sales through revenue growth, cost cutting efforts and the refinement of business operations.

Consolidated Derivative Income (Expense)

      Derivative income (expense) arises from changes in the fair value of our derivative financial instruments and, in rare instances, day-one losses when the fair value of embedded and freestanding derivative financial instruments issued or included in financing transactions exceed the proceeds or other basis. Derivative financial instruments include freestanding warrants, and compound embedded derivative features that have been bifurcated from debt and preferred stock financings. In addition, our derivative financial instruments arise from the reclassification of other non-financing derivative and other contracts from stockholders' equity because share settlement is not within our control while certain variable share price indexed financing instruments are outstanding.

      Our derivative income amounted to $4,949,188 for the three months ended March 31, 2006, compared to $1,471,743 for the corresponding period of the prior year.

      Changes in the fair value of compound derivatives indexed to our common stock are significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of warrant derivatives is significantly affected by changes in our trading stock prices. The fair value of derivative financial instruments that are settled solely with cash fluctuate with changes in management's weighted probability estimates following the financing inception and are generally attributable to the increasing probability of default events on debt and preferred stock financings. The fair value of the warrants fluctuate principally due to the fluctuation in our common stock trading price. Since these instruments are measured at fair value, future changes in assumptions, arising from both internal factors and general market conditions, may cause further variation in the fair value of these instruments. Future changes in these underlying internal and external market conditions will have a continuing effect on derivative expense associated with our derivative financial instruments.

      In addition, we entered into a $30 million debt and warrant financing in July 2006 that will require the bifurcation of derivative financial instruments. We have not calculated the amounts of these derivatives, but their effects on our earnings, arising from fair value changes, will be consistent with the derivatives that we carry as of March 31, 2006.

Consolidated Interest Expense

      We incurred interest expense for the period ended March 31, 2006 of $34,007. Our interest expense decreased by $860,154 compared to $894,161 for the same period in 2005. The decrease was due to conversions of several of our debt instruments to equity, and to our payment of debt instruments incurred in 2005 to finance our operations.

Consolidated Liquidating Damages Expense

During the three months ended March 31, 2006, we recorded liquidated damages expense of $685,887 (none in the comparable period of 2005). However, we recorded $303,750 in liquidated damages during the fourth fiscal quarter of our year ended December 31, 2005. We have entered into registration rights agreements with certain investors that require us to file a registration statement covering underlying indexed shares, become effective on the registration statement, maintain effectiveness and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of cash penalties to the investors in the event we do not achieve the requirements. We record estimated liquidated damages penalties as liabilities and charges to our income when the cash penalties are probable and estimable. We will evaluate our estimate of liquidated damages in future periods and adjust our estimates for changes, if any, in the facts and circumstances underlying their calculation.

Consolidated Net Loss

We have net loss for the three months ended March 31, 2006 of $276,667, compared with a net loss of $653,070 for the same period in 2005. Net income for the quarter of March 2006 is largely the result of our recording changes in the fair value in our derivatives.

Consolidated Loss Applicable to Common Shareholders

      Loss applicable to common shareholders represents net income less preferred stock dividends and accretion of our redeemable preferred stock to redemption value using the effective method. Diluted income per common share reflects the assumed conversion of all dilutive securities, such as convertible preferred stock, convertible debt, warrants, and employee stock options.

Consolidated Loss per Common Share

      The Company's basic loss per common share for the three months ended March 31, 2006 was $0.00 compared with a basic per common share for the same period in 2005 of $(0.02).

      The weighted average common shares outstanding increased from 59,618,018 for the three months ended March 31, 2005 to 184,253,753 for the same period in 2006. The increase is attributed primarily to conversions of our convertible debt and preferred instruments into common shares. Potential common stock conversions excluded from the computation of diluted loss applicable to common shareholders per share because they would be antidilutive amounted to 81,913,744 and 129,857,869 for the three months ended March 31, 2006 and 2005, respectively.

Comprehensive Loss

Comprehensive loss differs from net income (loss) for the three months ended March 31, 2006 and 2005 by $(690) and ($8,023), respectively, which represents the effects of foreign currency translation on the financial statements of our subsidiaries denominated in foreign currencies. Our foreign operations are currently not significant. Increases in our foreign operations will likely increase the effects of foreign currency translation adjustments on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Management's Plans:

      As reflected in the accompanying consolidated financial statements, we have incurred operating losses and negative cash flow from operations and have negative working capital of $37,818,789 as of

March 31, 2006. This negative figure is largely the effect of our recording for derivative liabilities. In addition, we are delinquent on certain of our debt agreements at March 31, 2006, and, we have experienced delays in filing our financial statements and registration statements due to errors in our historical accounting that currently are being corrected. Our inability to make these filings is resulting in our recognition of penalties payable to the investors. These penalties will continue until we can complete our filings and register the common shares into which the investors' financial instruments are convertible. Finally, our revenues are significantly concentrated with one major customer. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business. These conditions raise substantial doubt about our ability to continue as a going concern.

      We have been dependent upon third party financings as we execute on our business model and plans. While our liquid reserves have been substantially depleted as of March 31, 2006, we completed a $30.0 million convertible note financing in July 2006 that is expected to fulfill our liquidity requirements through the end of 2006. However, $15.0 million of this financing is held in escrow, and we are in default on this instrument due to the delay in filing our quarterly financial report for the quarterly period ended June 30, 2006. We have entered into an Amendment Agreement with the holders of the Notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of this quarterly report.

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

Information about our cash flows

      We reported that net cash used in operating activities was $4,210,671, net cash provided by financing activities was $286,606 and net cash used in investing activities was $413,446 during the three months ended March 31, 2006. We had a negative working capital of $37,818,789 as of March 31, 2006. This negative figure is largely the effect of our recording for derivative liabilities at their fair value.

      Compared to $728,304 of net cash used in operating activities in the three months ended March 31, 2005, our current period net cash used in operating activities increased by $3,482,367 to $4,210,671. This increase was primarily the result of our inventory build up.

      Changes in accounts receivable in this current period in 2006 resulted in a cash increase of $1,596,042, compared to a cash increase in receivables of $16,844 for the same period in 2005, having a net result of an increase of $1,579,198. Cash used for inventory in the current period was $2,652,769, compared to cash generated of $6,982 for the same period in 2005. This increase was the result of our building inventory in connection with the continued implementation of our Master Distribution Agreement with Coca-Cola Enterprises. The changes in accounts payable and accrued liabilities in the current period ending March 31, 2006 contributed to a cash increase of $1,668,557, whereas the changes in accounts payable and accrued liabilities for the three months ended March 31, 2005 contributed to such an increase of $397,710. Cash flow generated through our operating activities were inadequate to cover all of our operating cash needs in the period ended March 31, 2006, and we had to rely on prior equity and debt financing to cover those expenses.

      Cash used in the period ended March 31, 2006 by our investing activities was $413,446 compared to $383,274 for the same period in 2005. During 2006, we incurred $163,536 for license, trademark and finance costs and $249,910 in the purchase of new equipment, which included eight vans that are being used for sales and promotional purposes.

      Net cash provided by our financing activities for the three months ended March 31, 2006 was $286,606. Net cash provided by financing activities for the same period in 2005 was $1,123,272.

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

      We estimate that our need for financing to meet cash requirements for operations will continue through the fourth quarter of 2006, when we expect that cash supplied by operating activities will approach the anticipated cash requirements for operating expenses. We anticipated the need for additional financing during the remainder of 2006 to reduce our liabilities, assist in marketing and to improve stockholders' equity status, and we secured $30 million in senior convertible note financing in July 2006. We have received half of the proceeds from this financing in the third quarter, with the balance being held in escrow pending a shareholder vote to increase our authorized shares to cover the escrowed balance. No assurances can be given that we will be able to obtain the approval of our shareholders to increase our authorized shares, or that operating cash flows will be sufficient to fund our operations.

      We currently have monthly working capital needs of approximately $550,000. We will continue to incur significant selling and other expenses in 2006 in order to derive more revenue in retail markets, through the introduction and ongoing support of our new products and the implementation of the Master Distribution Agreement with Coca-Cola Enterprises. We expect that certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as we expand our sales markets and increase our revenues within established markets. Freight charges will be reduced as we are able to ship more full truckloads of product given the reduced per unit cost associated with full truckloads versus less than full truckloads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. We believe that along with the increase in our unit sales volume, the average unit selling expenses and associated costs will decrease, resulting in gross margins sufficient to satisfy our cash needs. In addition, we are actively seeking additional financing to support our operating needs and to develop an expanded promotional program for our products.

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

      On July 27, 2006, we entered into definitive agreements to sell $30 million senior convertible notes (the "Notes")that are due in 2010 to several institutional and accredited investors in a private placement exempt from registration under the Securities Act of 1933. The notes initially carry a 9% coupon, payable quarterly, and are convertible into shares of common stock at $0.70 per share. In 2007, the coupon may decline to LIBOR upon the Company achieving certain financial milestones. The Notes will begin to amortize in equal, bi-monthly payments beginning in mid-2007. We issued warrants to purchase 12,857,143 shares of common stock at $0.73 per share that expire in July 2011 to the investors in the private placement. Under the terms of the financing, we sold $30 million notes, of which $15.0 million of the proceeds are being held in escrow. The release of these funds will be subject to stockholder approval of the increase of our authorized shares from 300,000,000 to 500,000,000 and the effectiveness of a registration statement converting the common stock underlying the Notes, Additional Notes and associated warrants. We will utilize this financing for, among other things, our working capital needs. We have filed a proxy statement seeking such shareholder approval at a Special Meeting of Shareholders..

      As a result of our failure to timely file our Form 10QSB for the six months ended June 30, 2006, an event of default has occurred under the terms of the Notes and the interest rate on the Notes, payable quarterly, was increased from 9% to 14% per annum. Pursuant to the terms of the Notes, upon the occurrence of an event of default, holders of the Notes may, upon written notice to the Company, each require the Company to redeem all or any portion of their Notes, at a default redemption price calculated pursuant to the terms of the Notes. We have entered into an Amendment Agreement with the holders of the Notes to amend the Notes in certain respects as consideration for the holders' release of the Company's default resulting from its delay in the filing of the above mentioned Form 10-QSB. See Item 3 of Part II of this report, entitled "Default on Senior Securities", for a description of the terms of the Amendment Agreement.

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

      Because the material weakness identified in connection with the assessment of our internal control over financial reporting as of March 31, 2006 has not been fully remedied, our Chief Executive Officer and our Chief Accounting Officer concluded our disclosure controls and procedures were not effective as of March 31, 2006. To address these control weaknesses, the Company engaged advisory accountants, who performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements appearing in this Form 10-QSB in accordance with generally accepted accounting principles in the United States of America.

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

      o We have commenced a search for a consultant to perform a review for the purpose of evaluating the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      See Note 8 of Notes to Consolidated Financial Statements.

Item 3. Default on Senior Securities

On July 27, 2006, we entered into definitive agreements to sell $30 million senior convertible notes (the "Notes") that are due in 2010 to several institutional and accredited investors in a private placement exempt from registration under the Securities Act of 1933. Under the terms of the financing, we sold $30 million notes, of which $15.0 million were issued upon closing (the "Notes") with the balance of the notes (the "Additional Notes") held in escrow until our satisfaction of certain conditions.. As a result of the Company's non-timely filing of its Form 10-QSB for the six months ended June 30, 2006, an event of default occurred under the terms of the $30 million Senior Convertible Notes issued on July 27, 2006 and the annual interest rate on the Notes and Additional Notes was increased from 9% to 14%. In the event, however, that such event of default is subsequently cured, interest on the Notes shall revert to the rate of 9% per annum. In addition, upon the occurrence of an event of default, holders of the Notes and Additional Notes may, upon written notice to the Company, require the Company to redeem all or any portion of their Notes.

On August 31, 2006, the Company entered into Amendment Agreements with the holders of the Notes and Additional Notes, pursuant to the which holders each agreed to release the Company from the events of default that occurred under the terms of the Notes as a result the Company's non-filing of its Form 10-QSB for the six months ended June 30, 2006. The Company agreed, in consideration for such releases, to exchange the $15 million Additional Notes for amended and restated notes (the Amended and Restated Notes). The Amendment Agreement provides for termination by the non-breaching party if closing of the transactions contemplated by the Amendment Agreement does not occur by September 1, 2006 due to one party's failure to satisfy its conditions to closing. The Amendment Agreement also provides for the extension of certain time limits with regard to dates set forth in the financing documentation in connection with the Securities Purchase Agreement, dated as of July 26, 2006.

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

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: October 2, 2006

/s/Roy G. Warren
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature                  Title                             Date
---------                  -----                             ------
/S/ Roy G. Warren          Chief Executive Officer           October 2, 2006
                           and Director

/S/ Tommy E. Kee           Chief Accounting Officer          October 2, 2006