Form 10QSB/A
period 2006-06-30
BRAVO FOODS INTERNATIONAL CORP
filed 2006-10-03
CIK 1061029

-------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB
                        QUARTERLY OR TRANSITIONAL REPORT

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

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [x]

BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

        Consolidated balance sheets as of                            F-1 to F-2
        June 30, 2006 and December 31, 2005

        Consolidated statements of operations                               F-3
        for the three and six months
        ended June 30, 2006 and 2005 (unaudited)

        Consolidated statements of cash flows                               F-4
        for the six months ended
        June 30, 2006 and 2005 (unaudited)

        Notes to consolidated financial statements (unaudited)              F-5

Item 2. Management's Discussion and Analysis of Financial                   41
        Condition and Results of Operations

Item 3. Controls and Procedures                                             52


PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity and Use of Proceeds                    53

Item 3. Default on Senior Securities                                        53

Item 6. Exhibits                                                            54

SIGNATURES                                                                  54

EXHIBITS

                DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

EXPLANATORY NOTE

      We are filing this Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 to reflect the restatement of our consolidated financial statements for the periods ended June 30, 2006, and as of June 30, 2006. As more fully described in Note 10 to the consolidated financial statements, included herein, we have restated our consolidated financial statements to record estimated liquidated damages that arose in connection with a registration rights agreement, pursuant to financial accounting standard No. 5, Accounting for Contingencies. In our previous filing, we recorded these amounts as incurred. We have also restated Management's Discussion and Analysis, included herein, to give effect to the restated financial information.

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

                                    BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                                               CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,         December 31,
                                                                                           2006               2005
                                                                                      -------------       -------------
                                                                                       (Unaudited)
                                                                                        (Restated)

                                      Assets
Current assets:
  Cash and cash equivalents                                                           $      59,344       $   4,947,986
  Accounts receivable, net of allowances for doubtful accounts
   of $365,000 and $350,000 at 2006 and 2005, respectively                                1,192,840           3,148,841
  Inventories                                                                             2,881,821             391,145
  Prepaid expenses                                                                        1,216,870             973,299
                                                                                      -------------       -------------
      Total current assets                                                                5,350,875           9,461,271

Furniture and equipment, net                                                                521,123             288,058
Intangible assets, net                                                                   17,234,423          18,593,560
Other assets                                                                                217,999              15,231
                                                                                      -------------       -------------
Total assets                                                                          $  23,324,420       $  28,358,120
                                                                                      =============       =============

    Liabilities, Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                                    $   7,784,012       $   5,987,219
  Accrued liabilities                                                                     8,479,906           4,872,277
  Current maturities of notes payable                                                     2,700,195             937,743
  Convertible debt                                                                          973,214           1,012,780
  Derivative liabilities                                                                 36,425,561          35,939,235
                                                                                      -------------       -------------
      Total current liabilities                                                          56,362,888          48,749,254

Notes payable, less current maturities                                                       95,783                   -
                                                                                      -------------       -------------
Total liabilities                                                                        56,458,671          48,749,254
                                                                                      -------------       -------------

                                                          F-1

                                    BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY

                                               CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,         December 31,
                                                                                           2006               2005
                                                                                      -------------       -------------
                                                                                       (Unaudited)
                                                                                        (Restated)

Commitments and contingencies (Note 9)                                                            -                   -

Redeemable preferred stock:
  Series F convertible, par value $0.001 per share, 200,000 shares designated,
   Convertible Preferred Stock, stated value $10.00 per share, 5,248 shares
   issued and outstanding                                                                    52,480              52,480
  Series H convertible, par value $0.001 per share, 350,000 shares designated,
   7% Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   63,500 and 64,500 shares issued and outstanding                                          457,867             388,305
  Series J, par value $0.001 per share, 500,000 shares designated, 8%
   Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   200,000 shares issued and outstanding                                                  1,166,325             871,043
  Series K, par value $0.001 per share, 500,000 shares designated, 8% Cumulative
   Convertible Preferred Stock, stated value $10.00 per share, 95,000 shares
   issued and outstanding                                                                   814,873             792,672
                                                                                      -------------       -------------

Total redeemable preferred stock                                                          2,491,545           2,104,500
                                                                                      -------------       -------------

Stockholders' equity (deficit):
  Preferred stock, 5,000,000 shares authorized
  Series B Preferred, par value $0.001 per share, 1,260,000 shares designated, 9% Convertible Preferred Stock, stated value $1.00 per share,
   107,440 shares issued and outstanding                                                    107,440             107,440
  Common stock, par value $0.001 per share, 300,000,000 shares authorized,
   191,253,248 and 184,253,753 shares  issued and outstanding                               191,253             184,254
  Additional paid-in capital                                                             98,972,077          96,507,932
  Common stock subscription receivable                                                      (10,000)            (10,000)
  Accumulated deficit                                                                  (134,877,246)       (119,254,501)
  Cumulative translation adjustment                                                          (9,320)            (30,759)
                                                                                      -------------       -------------

Total stockholders' equity (deficit)                                                    (35,625,796)        (22,495,634)
                                                                                      -------------       -------------

Total liabilities, Redeemable Preferred Stock and Stockholders'
 Equity (Deficit)                                                                     $  23,324,420       $  28,358,120
                                                                                      =============       =============

                                                 See accompanying notes.

                                                          F-2

                                    BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                -------------------------------      -------------------------------
                                                    2006               2005              2006               2005
                                                ------------       ------------      ------------       ------------
                                                 (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
                                                  (Restated)                           (Restated)
Revenues                                        $  3,705,226       $  2,448,618      $  7,266,441       $  3,346,388
Product costs                                     (3,253,637)        (1,680,464)       (6,200,097)        (2,358,127)
Shipping costs                                      (351,185)          (292,386)         (744,636)          (430,836)
                                                ------------       ------------      ------------       ------------
  Gross margin                                       100,404            475,768           321,708            557,425
Operating expenses:
  Selling expense                                  3,367,811          1,035,549         6,210,909          1,530,580
  General and administrative expense               1,628,317          1,836,824         3,396,521          2,595,078
  Product development                                161,356            146,733           277,319            215,757
                                                ------------       ------------      ------------       ------------
    Loss from operations                          (5,057,080)        (2,543,338)       (9,563,041)        (3,773,990)
Other income (expense)
  Derivative expense, net                         (5,047,199)       (77,311,393)          (98,011)       (75,839,650)
  Interest income (expense), net                    (397,254)          (597,729)         (431,261)        (1,491,890)
  Liquidated damages                              (3,872,388)                 -        (4,558,275)                 -
  Legal settlement                                  (552,600)                 -          (552,600)                 -
  Other income (expense)                                   -              7,164                 -              7,164
                                                ------------       ------------      ------------       ------------
Income (loss) before income taxes                (14,926,521)       (80,445,296)      (15,203,188)       (81,098,366)
Provision for income taxes                                 -                  -                 -                  -
                                                ------------       ------------      ------------       ------------
  Net loss                                       (14,926,521)       (80,445,296)      (15,203,188)       (81,098,366)

Preferred stock dividends and accretion             (282,477)          (593,595)         (541,260)          (864,710)
                                                ------------       ------------      ------------       ------------

Loss applicable to common stockholders          $(15,208,998)      $(81,038,891)     $(15,744,448)      $(81,963,076)
                                                ============       ============      ============       ============

Loss per common share:
  Basic loss per common share                   $      (0.08)      $      (1.12)     $      (0.08)      $      (1.24)
                                                ============       ============      ============       ============
  Diluted loss per common share                 $      (0.08)      $      (1.12)     $      (0.08)      $      (1.24)
                                                ============       ============      ============       ============
Weighted average common shares outstanding       189,388,123         72,381,911       186,843,409         66,035,224
                                                ============       ============      ============       ============

Comprehensive income (loss):
  Net income (loss)                             $(14,926,521)      $(80,445,296) $    (15,203,188)      $(81,098,366)
  Foreign currency translation                        22,129              2,696            21,439             (5,327)
                                                ------------       ------------      ------------       ------------
Comprehensive income (loss)                     $(14,904,392)      $(80,442,600)     $(15,181,749)      $(81,103,693)
                                                ============       ============      ============       ============

                                                See accompanying notes.

                                                         F-3

                       BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended June 30
                                                            -------------------------------
                                                                2006               2005
                                                            -------------------------------
                                                            (Unaudited)        (Unaudited)
                                                             (Restated)
Cash Flow from Operating Activities:
  Net loss                                                  $(15,203,188)      $(81,098,366)
  Adjustments to net loss
    Depreciation and amortization                              1,638,941            188,185
    Stock issuance for due diligence and finders' fees                 -            123,450
    Allowance for doubtful accounts                               14,941                  -
    Legal settlement for Marvel warrants                         552,600                  -
    Stock issuance for consulting expense                        347,566            352,954
    Derivative expense, net                                       98,011         75,839,650
    Amortization of debt discount                                149,454          1,261,814
    Stock compensation expense                                   222,957            551,810
    Gain/Loss on disposal of fixed assets                          1,998                  -
  Changes in operating assets & liabilities:
    Accounts receivable                                        1,941,060             26,778
    Inventories                                               (2,490,676)           (54,981)
    Prepaid expenses and other assets                           (249,289)          (587,267)
    Accounts payable and accrued expenses                      5,590,386            893,461
                                                            ------------       ------------
  Net cash used in operating activities                       (7,385,239)        (2,502,512)
                                                            ------------       ------------

Cash Flows from Investing Activities
    Licenses and trademark costs                                (450,176)           (84,166)
    Purchases of equipment                                      (286,338)           (43,969)
                                                            ------------       ------------
  Net cash used in investing activities                         (736,514)          (128,135)
                                                            ------------       ------------

Cash Flows provided by financing activities:
    Proceeds from exercise of warrants                           500,000          1,038,509
    Proceeds from convertible notes payable                    2,669,323          1,950,000
    Proceeds from sale of stock and warrants                     100,000                  -
    Payments for redemption of warrants                                -            (25,000)
    Payment of  dividends                                        (22,514)                 -
    Payment of notes payable                                     (17,994)                 -
    Registration costs for financing                             (17,143)           (62,639)
                                                            ------------       ------------
  Net cash provided by financing activities                    3,211,672          2,900,870
                                                            ------------       ------------

Effect of changes in exchange rates on cash                       21,439             (6,406)
                                                            ------------       ------------

Net (decrease) increase in cash and cash equivalents          (4,888,642)           263,817

Cash and cash equivalent, beginning of period                  4,947,986            113,888
                                                            ------------       ------------

Cash and cash equivalent, ending of period                  $     59,344       $    377,705
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

As more fully described in Note 10, we have restated our balance sheet as of June 30, 2006 and our statements of operations and cash flows for the three and six months ended June 30, 2006 for errors related to the accounting for liquidated damages arising from certain of our financing transactions and certain other matters more fully described in Notes 3 and 10.

Liquidity and Management's Plans:

As reflected in the accompanying consolidated financial statements, we have incurred operating losses and negative cash flow from operations and have working capital deficiency of $51,012,013 as of June 30, 2006. In addition, we are delinquent on certain of our debt agreements at June 30, 2006, and we have experienced delays in filing our financial statements and registration statements due to errors in our historical accounting that have been corrected (See Note 10). Our inability to make these filings is resulting in our recognition of penalties to the investors, and these penalties will continue until we can complete our filings and register the common shares into which the investors' financial instruments are convertible. Finally, our revenues are significantly concentrated with one major customer. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business. These conditions raise substantial doubt about our ability to continue as a going concern.

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Intangible Assets
-----------------

Our intangible assets as of June 30, 2006 and December 31, 2005 consist of our distribution agreement with Coca-Cola Enterprises ("CCE"), our manufacturing agreement with Jasper Products, Inc. and licenses and trademark costs, with estimated lives of ten years, five years and one-to-five years, respectively. The following table illustrates information about our intangible assets:

                                       June 30, 2006    December 31, 2005
                                       -------------    -----------------

      Distribution agreement            $15,960,531        $15,960,531
      Manufacturing agreement             2,700,000          2,700,000
      Licenses and trademarks               448,096          1,325,958
      Less accumulated amortization      (1,874,204)        (1,382,929)
                                        -----------        -----------
                                        $17,234,423        $18,593,560
                                        ===========        ===========

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
                                                     ==========

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

As of June 30, 2006, estimated fair values and respective carrying values of our notes payable, convertible debt and redeemable preferred stock are as follows:

            Instrument                  Fair Value      Carrying Value
                                        ----------      --------------

$2,500,000 Note Payable                 $2,458,000        $1,640,906
                                        ==========        ==========
$200,000 Convertible Note Payable          202,000           200,000
                                        ==========        ==========
$15,000 Convertible Note Payable            14,200             5,214
                                        ==========        ==========
$600,000 Convertible Notes Payable         668,000           600,000
                                        ==========        ==========
$168,000 Convertible Notes Payable         168,000           168,000
                                        ==========        ==========
Series F Preferred Stock                    49,000            52,480
                                        ==========        ==========
Series H Preferred Stock                   557,000           457,867
                                        ==========        ==========
Series J Preferred Stock                 1,781,000         1,166,325
                                        ==========        ==========
Series K Preferred Stock                   927,000           814,873
                                        ==========        ==========

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

As of December 31, 2005, estimated fair values and respective carrying values of our notes payable, convertible debt and redeemable preferred stock were as follows:

            Instrument                  Fair Value      Carrying Value
                                        ----------      --------------

$200,000 Convertible Note Payable       $  190,000        $  187,934
                                        ==========        ==========
$15,000 Convertible Note Payable            13,300             1,620
                                        ==========        ==========
$600,000 Convertible Notes Payable         668,000           600,000
                                        ==========        ==========
$6,250 Convertible Note Payable              6,375             5,188
                                        ==========        ==========
$25,000 Convertible Note Payable            25,500            30,278
                                        ==========        ==========
$187,760 Convertible Note Payable          187,760           187,760
                                        ==========        ==========
Series F Preferred Stock                    46,000            52,480
                                        ==========        ==========
Series H Preferred Stock                   525,000           388,305
                                        ==========        ==========
Series J Preferred Stock                 1,731,000           871,043
                                        ==========        ==========
Series K Preferred Stock                   881,000           792,672
                                        ==========        ==========

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

The following table summarizes the components of derivative liabilities as of June 30, 2006 and December 31, 2005:

                                                              Note          2006               2005
                                                              -----------------------------------------
Compound derivative financial instruments that have
been bifurcated from the following financing arrangements:
----------------------------------------------------------
  $2,500,000 Note Financing                                   4(a)      $   (303,881)      $         --
  $400,000 Convertible Note Financing                         5(a)        (1,666,200)        (1,311,000)
  $2,300,000 Convertible Note Financing                       5(b)            (4,810)            (4,867)
  $600,000 Convertible Note Financing                         5(c)          (625,400)          (153,700)
  $693,000 Convertible Note Financing                         5(e)                --            (42,878)
  $660,000 Convertible Note Financing                         5(f)                --           (159,250)
  $1,080,000 Convertible Note Financing                       5(g)          (634,410)          (564,735)
  Series H Preferred Stock Financing                          6(a)          (502,451)          (381,377)
  Series J Preferred Stock Financing                          6(b)        (6,104,000)        (5,628,000)
  Series K Preferred Stock Financing                          6(c)          (272,250)          (206,200)
  Series F Preferred Stock Financing                          6(d)           (31,819)           (25,632)


                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Freestanding derivative contracts arising from financing
and other business arrangements:
--------------------------------------------------------
  Warrants issued with $2,500,000 Note Financing              4(a)          (739,230)                --
  Warrants issued with $693,000 Convertible Notes             5(e)                --           (924,120)
  Warrants issued with Series H Preferred Stock               6(a)          (840,269)        (1,264,109)
  Warrants issued with Series F Preferred Stock               6(d)           (21,138)          (563,096)
  Warrants issued with Series D Preferred Stock               6(d)          (406,419)          (400,214)
Other warrants                                                8(b)       (24,273,284)       (24,310,057)
                                                                        ------------       ------------
Total derivative liabilities                                            $(36,425,561)      $(35,939,235)
                                                                        ============       ============

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

The following table summarizes the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three and six months ended June 30, 2006 and 2005.

                                                                                      Six months         Six months
                                    Three months ended      Three months ended          ended              ended
                                       June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense):        --------------------------------------------------------------------------------
  Convertible note and warrant
   financings                          $  (988,406)           $(52,662,081)         $(1,039,310)       $(52,079,406)
  Preferred stock and warrant
   financings                           (1,429,847)            (20,981,136)            (132,898)        (20,196,343)
  Other warrants and  derivative
   contracts                            (2,628,946)             (3,668,176)           1,074,197          (3,563,901)

                                       ----------------------------------------------------------------------------
                                       $(5,047,199)           $(77,311,393)         $   (98,011)       $(75,839,650)
                                       ============================================================================

Additional information related to individual financings can be found in notes 5, 6 and 8.

Our derivative liabilities as of June 30, 2006 and December 31, 2005, and our derivative losses during the three and six months ended June 30, 2006 and 2005 is significant to our consolidated financial statements.

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The magnitude of the derivative loss for the three and six months ended June 30, 2005 when compared with the losses for the same periods ended June 30, 2006 reflects the following:

(a) During the six months ended June 30, 2005, and specifically commencing in the second quarter, the trading price of our common stock reached significantly high levels relative to its trend. The trading price of our common stock significantly affects the fair value of our derivative financial instruments. To illustrate, our trading stock price at the end of the first quarter of 2005 was $0.15 and then increased to $0.93 by the end of the second quarter. Our trading stock price then declined to $0.61 and $0.59 at the end of the third and fourth quarters, respectively. However, the higher stock price had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to our income. Also, due to the higher stock price commencing in the second quarter, we experienced significant exercise and conversion activity related to our derivative warrants and, to a lesser degree, with respect to the embedded conversion options. Accordingly, our year end derivative liability balances reflect, among other elements of our valuation assumptions, the higher intrinsic values of the arrangements caused by the significant changes in our stock price, which are offset by a smaller number of common shares indexed to outstanding warrants due to the extraordinary level of exercise activity.

(b) During the year ended December 31, 2005, we entered into a $2,300,000 debt and warrant financing arrangement, more fully discussed in Note 5(b). In connection with our accounting for this financing we encountered the unusual circumstance of a day-one loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $8,663,869. We did not enter into any other financing arrangements during the periods reported that reflected day-one losses.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of June 30, 2006:


                                                 Conversion
Financing or other contractual arrangement:       Features        Warrants          Total
                                                 ------------------------------------------
  $2,500,000 Note Financing                              --       1,500,000       1,500,000
  $400,000 Convertible Note Financing             4,000,000              --       4,000,000
  $2,300,000 Convertible Note Financing             120,000              --         120,000
  $600,000 Convertible Note Financing             4,000,000              --       4,000,000
  $1,080,000 Convertible Note Financing           1,680,000                       1,680,000
  Series D Convertible Preferred Stock                   --         611,250         611,250
  Series F Convertible Preferred Stock              220,969          38,259         259,228
  Series H Convertible Preferred Stock (a)               --       4,387,500       4,387,500
  Series J Convertible Preferred Stock           20,000,000              --      20,000,000
  Series K Convertible Preferred Stock (a)               --              --              --
Other warrants and contracts (Note 8(b)                  --      50,704,688      50,704,688
                                                 ------------------------------------------
                                                 30,020,969      57,241,697      87,262,666
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

We have entered into registration rights agreements with certain investors that require us to file a registration statement covering shares underlying a financing arrangement, become effective on the registration statement, maintain effectiveness and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of liquidating damages to the investors in the event we do not achieve the requirements. We record estimated liquidated damages as liabilities and charges to our income when the liquidated damages are probable and estimable under Financial Accounting Standard No. 5, Accounting for Contingencies. During the three and six months ended June 30, 2006, we recorded liquidated damages expense of $3,872,388 and $4,558,275.

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

Income (Loss) Per Common Share
------------------------------

Our basic income (loss) per common share is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common share outstanding during the reporting period. Diluted income (loss) per common share is computed similar to basic income (loss) per common share except that diluted income (loss) per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

common stock upon issuance, if dilutive. For the three and six months ended June 30, 2006 potential common shares arising from our stock options, stock warrants, convertible debt and convertible preferred stock amounting to 62,272,513 and 61,178,096 shares, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive. For the three and six months ended June 30, 2005 potential common shares arising from our stock options, stock warrants, convertible debt and convertible preferred stock amounting to 104,769,803 and 104,564,021 shares, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 3. Accrued liabilities:

Accrued liabilities consist of the following as of June 30, 2006 and December 31, 2005:

                                                        2006            2005
                                                     ----------      ----------

Liquidated damages due to late registration (a)       4,862,026      $  303,750
Investor relations liability                          1,402,000       1,545,565
Production processor liability                          681,275         182,814
Accrued payroll and related                             600,612         636,757
Accrued interest                                        447,235         376,198
Discontinued products (b)                                    --       1,710,734
Other                                                   486,758         116,459
                                                     ----------      ----------
                                                     $8,479,906      $4,872,277
                                                     ==========      ==========

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

Note 4. Notes Payable

Notes payable consist of the following as of June 30, 2006 and December 31, 2005:

                                                                      2006           2005
                                                                   ----------      --------
$2,500,000 face value note payable, due November 12, 2006 (a)      $1,640,906      $      -
$750,000 face value note payable, due September 3, 2004 (b)           750,000       750,000
$187,743 face value note payable, due December 31, 2005 (c)           187,743       187,743
Other notes payable                                                   217,329            --
                                                                   -------------   --------
  Total notes payable                                               2,795,978       937,743
Less current maturities                                             2,700,195       937,743
                                                                   -------------   --------
Long-term notes payable                                            $   95,783      $     --
                                                                   ==========      ========

(a) $2,500,000 Note Payable, due November 12, 2006:
---------------------------------------------------

On May 12, 2006, we issued $2,500,000, six-month-term, 10% notes payable plus detachable warrants to purchase 1,500,000 shares of our common stock with a strike price of $0.80 for a period of five-years. Net

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                                                                                    Six months         Six months
                                  Three months ended      Three months ended          Ended              ended
                                     June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense):      --------------------------------------------------------------------------------
  Default Put                         $(216,735)                  --                $(216,735)             --
                                      =======================================================================
  Warrant derivative                  $ 162,435                   --                $ 162,435              --
                                      =======================================================================

We estimated the fair value of the put on the inception date using a cash flow technique that involves probability weighting multiple outcomes. We estimated the warrant value using the Black Scholes-Merton technique. Significant assumptions included in our valuation models are as follows:

                                        Inception       June 30, 2006
                                       -------------------------------
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

The fair value of the Default Put increased, resulting in a charge to income, due to changes in management's weighted probability estimates following the financing inception and which generally are attributable to the increasing probability of default events. The fair value of the warrants declined principally due to the decline in our common stock trading price. Since these instruments are measured at fair value, future changes in assumptions, arising from both internal factors and general market conditions, may cause further variation in the fair value of these instruments. Changes in fair values of derivative financial instruments are reflected as charges and credits to income.

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

Note 5. Convertible Debt

Convertible debt carrying values consist of the following as of June 30, 2006 and December 31, 2005:

                                                                   2006           2005
                                                                 ------------------------
$200,000 Convertible Note Payable, due November 2006 (a)         $200,000      $  187,934
$15,000 Convertible Note Payable, due May 2007 (b)                  5,214           1,620
$600,000 Convertible Note Payable, due December 2005 (c)          600,000         600,000
$6,250 Convertible Note Payable, due April 30, 2006 (e)                --           5,188
$25,000 Convertible Note Payable, due October 1, 2006 (f)              --          30,278
$168,000 Convertible Note Payable, due December 1, 2005 (g)       168,000         187,760
                                                                 ------------------------
                                                                 ------------------------
                                                                 $973,214      $1,012,780
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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Compound derivative                $(408,000)             $(2,980,800)           $(355,200)        $(2,942,400)
                                     ===========================================================================
  Warrant derivative                 $      --              $(6,016,700)           $      --         $(5,733,700)
                                     ===========================================================================

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

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $2,300,000 convertible note financing:

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Compound derivative                  $(590)               $(8,284,283)              $58            $(8,160,456)
                                       =========================================================================
  Warrant derivative                   $  --                $(8,189,280)              $--            $(8,360,400)
                                       =========================================================================

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $625,400 and $153,700 as of June 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

As of December 31, 2005, all warrants related to the financing had been converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $600,000 convertible note financing:

                                                                                   Six months          Six months
                                 Three months ended      Three months ended          Ended               ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Compound derivative                $(339,200)             $(1,582,667)           $(471,700)        $(1,582,167)
                                     ===========================================================================
  Warrant derivative                 $      --              $(5,631,800)           $      --         $(5,478,300)
                                     ===========================================================================

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

(d) $240,000 Convertible Note Financing:
----------------------------------------

On December 22, 2004, we issued $240,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 800,000 at $0.15 for five years. Net proceeds from this financing arrangement amounted to $196,500 As of December 31, 2005, this debt had been fully converted. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $240,000 convertible note financing:

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Compound derivative                    --                         --                 --                    --
                                         ======================================================================
  Warrant derivative                     --                  $(226,440)               $--             $(210,200)
                                         ======================================================================

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $693,000 convertible note financing:

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Compound derivative                 $(6,365)              $(2,336,319)            $(6,143)         $(2,213,579)
                                      =================== ======================================================
  Warrant derivative                  $    --               $(1,280,610)            $    --          $(1,246,000)
                                      =================== ======================================================

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

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection, and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

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

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $660,000 convertible note financing:

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Compound derivative                 $(22,750)             $(3,139,950)            $(9,750)         $(3,002,235)
                                      ==========================================================================
  Warrant derivative                  $      -              $         -             $    --          $    61,800
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

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $1,008,000 convertible note financing:

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Compound derivative                 $(84,602)             $(2,832,614)           $(69,675)         $(2,810,435)
                                      ==========================================================================
  Warrant derivative                        --               (7,341,300)                 --           (7,140,800)
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

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection afforded the holder and it did not otherwise meet the conditions for equity classification. Therefore, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that was carried as a component of derivative liabilities through the date of conversion.

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

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Compound derivative                    --                 $(1,464,750)               --            $(1,464,750)
                                         =======================================================================

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

Derivative warrant fair values are calculated using the Black-Scholes-Merton Valuation technique. Significant assumptions as of June 30, 2006, corresponding to each of the above financings (by paragraph reference) are as follows:

                                     5(a)          5(b)        5(c)        5(d)        5(e)        5(f)
                                 ----------------------------------------------------------------------
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

Between December 2001 and March 2002, we issued 175,500 shares of Series H Preferred Stock for cash of $1,755,000, plus warrants to purchase an aggregate of 4,387,500 shares of common stock at $0.50 for five years. As of June 30, 2006 and December 31, 2005, 63,500 and 64,500 shares of preferred stock remain outstanding; all of the warrants remain outstanding. We allocated $1,596,228 of the proceeds from the Series H Preferred financings to the warrants at their fair values because the warrants did not meet all of the conditions necessary for equity classification and, accordingly, are carried as derivative liabilities, at fair value. We also allocated $134,228 to the Default Puts which, as described above are carried as derivative liabilities, at fair value.. Finally, we recorded derivative expense of $9,666 because one of the financings did not result in sufficient proceeds to record the derivative financial instruments at fair values on the inception date.

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Default Put                        $(106,089)             $    (2,064)           $(121,074)        $    (4,127)
                                     ===========================================================================
  Derivative Warrants                $  95,936              $(2,775,061)           $ 423,839         $(2,708,401)
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

The discounts to the Series H Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the three and six months ended June 30, 2006 and 2005:


                                  Three months       Three months        Six months         Six months
                                     ended              ended              Ended              ended
                                 June 30, 2006      June 30, 2005      June 30, 2006      June 30, 2005
                                 ----------------------------------------------------------------------
Cumulative dividends at 7%          $11,115            $ 28,088           $ 22,225           $ 56,175
Accretions                           40,388             413,269             79,562            502,617
                                    -----------------------------------------------------------------
                                    $51,503            $441,357           $101,787           $558,792
                                    =================================================================

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

Based upon our evaluation of the terms and conditions of the Series J Preferred Stock, we concluded that its features were more akin to a debt instrument than an equity instrument, which means that our accounting conclusions are generally based upon standards related to a traditional debt security. Our evaluation concluded that the embedded conversion feature was not afforded the exemption as a conventional convertible instrument due to certain variability in the conversion price, and it further did

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

not meet the conditions for equity classification. Therefore, we are required to bifurcate the embedded conversion feature and carry it as a liability. We also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt-type instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. In addition, due to the default and contingent redemption features of the Series J Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

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

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Compound derivative               $(1,400,000)            $(8,260,000)           $(476,000)        $(8,036,000)
                                    ============================================================================
   Warrant derivative               $(       --)            $(5,819,200)           $      --         $(5,651,200)
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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
                                 --------------------------------------------------------------------------------
Cumulative dividends at 8%            $ 40,000                $ 40,000              $ 80,000           $ 80,000
Accretions                             158,397                  88,346               295,281            164,694
                                      -------------------------------------------------------------------------
                                      $198,397                $128,346              $375,281           $244,694
                                      =========================================================================

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

model resulted in Default Put balances associated with the Series K Preferred Stock of $272,250 and $206,200 as of June 30, 2006 and December 31, 2005,
respectively. These amounts are included in Derivative Liabilities on our balance sheet. The following table illustrates fair value adjustments that we have recorded related to the Default Puts on the Series K Preferred Stock.

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
                                 --------------------------------------------------------------------------------
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

The discounts to the Series K Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the three and six months ended June 30, 2006 and 2005:

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
                                 --------------------------------------------------------------------------------
Cumulative dividends at 8%             $19,000                 $19,000              $38,000            $38,000
Accretions                              11,186                  10,519               22,201             20,878
                                       -----------------------------------------------------------------------
                                       $30,186                 $29,519              $60,201            $58,878
                                       =================== ===================================================

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

                                  Three months       Three months        Six months       Six months
                                     ended              ended              Ended            ended
Derivative income (expense)      June 30, 2006      June 30, 2005      June 30, 2006      June 30, 2005
                                 ----------------------------------------------------------------------
Series D Preferred:
  Warrant derivative               $(40,272)         $(1,009,480)        $ (6,205)         $  (977,522)
Series F Preferred:


                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  Compound derivative               (11,490)            (279,306)          (6,187)            (122,124)
  Warrant derivative                 54,708           (3,461,437)         112,573           (3,351,857)
Series I Preferred:
  Compound derivative                    --              (73,520)              --              (69,620)
  Warrant derivative                     --             (309,292)              --             (250,482)
                                   -------------------------------------------------------------------
                                   $  2,946          $(5,133,035)        $100,181          $(4,771,605)
                                   ===================================================================

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                             Second     Six months     Second      Six months
                             Quarter      ended        Quarter       ended
                             2006 *       2006 *        2005         2005
                             ------------------------------------------------

Expected Term (in years)       n/a         n/a          6            6
Risk-free rate                 n/a         n/a          5.01%        5.01%
Expected volatility            n/a         n/a          141%         141%
Expected dividends             n/a         n/a          0%           0%

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

A summary of option activity under the stock incentive plans for the six months ended June 30, 2006 is presented below:

                                                                              Weighted-
                                                                               Average
                                                               Weighted-      Remaining
                                                                Average      Contractual     Aggregate
                                                               Exercise         Term         Intrinsic
                  Options                       Shares           Price       (in years)        Value
-------------------------------------------     ------         ---------     -----------     ---------
Outstanding at December 31, 2005                10,161,138       $0.30
Granted                                                  -       $0.00
Exercised                                                -       $0.00
Forfeited                                          (33,333)      $0.30
Expired                                           (390,715)      $0.29

Outstanding at June 30, 2006                     9,737,090       $0.30          8.51         $3,088,060
                                                ==========       =====          ====         ==========
Vested or expected to vest at June 30, 2006      9,355,365       $0.30          8.50         $2,993,924
                                                ==========       =====          ====         ==========

Exercisable at June 30 , 2006                    6,769,838       $0.31          8.37         $2,130,133
                                                ==========       =====          ====         ==========

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

                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(b) Outstanding Warrants
------------------------

As of June 30, 2006, we had the following outstanding warrants:

                                                                               Warrants/
                                                               Expiration       Options        Exercise
Warrants                                       Grant date         date          Granted          Price
Series D Preferred Stock Financing               3/9/1999      11/17/2008          17,500        0.100
Series D Preferred Stock Financing              4/23/1999      11/17/2008           8,750        0.100
Series D Preferred Stock Financing               2/1/2000      11/17/2008         130,000        0.100
Series D Preferred Stock Financing               2/1/2000      11/17/2008         455,000        0.100
Series F Preferred Stock Financing             10/13/2000      11/17/2008          38,259        0.100
Series H Preferred Stock Financing              12/5/2001       12/4/2006       2,637,500        0.500
Series H Preferred Stock Financing              1/30/2002       1/30/2007         375,000        0.500
Series H Preferred Stock Financing              2/15/2002       2/14/2007         125,000        0.500
Series H Preferred Stock Financing              3/18/2002       3/17/2007       1,250,000        0.500
January 2005 Convertible Debt Financing        11/20/2003      11/20/2008       2,000,000        0.050
Warrant to Licensor (also see (c), below)       6/20/2005       6/19/2007       1,000,000        0.050
Warrant to Consultant                            4/8/2005        4/7/2007       1,000,000        0.250
Warrant to Distributor                          8/30/2005       8/29/2008      30,000,000        0.360
November 2005 Common Stock Financing           11/28/2005      11/27/2010      15,667,188        0.800
November 2005 Common Stock Financing           11/28/2005      11/27/2010       1,012,500        0.500
May 2006 Debt Financing                         5/12/2006       5/11/2011       1,500,000        0.800
Other Financings                               12/27/2001       2/28/2007          25,000        0.400
                                                                               ----------
Total Warrants                                                                 57,241,697
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

                                                                                   Six months         Six months
                                 Three months ended      Three months ended          Ended              ended
                                    June 30, 2006           June 30, 2005        June 30, 2006      June 30, 2005
Derivative income (expense)      --------------------------------------------------------------------------------
  Warrant derivative                $(2,628,946)            $(3,668,176)           $1,074,197        $(3,563,901)
                                    ===========================================================================

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

Note 9- Commitments and Contingencies

Lease of Office
---------------

We lease office space, used for our corporate offices in Florida, under an operating lease that expires October 31, 2015. Future non-cancelable minimum rental payments required under the operating lease as of June 30, 2006 are as follows:

                                                    Amount
                                                   --------
Six months ending December 31, 2006                $46,433
Years ending December 31,
  2007                                              92,868
  2008                                              92,868
  2009                                              92,868
  2010                                              92,868

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

                                                      Aggregate Advance
      Licensor:                           Term           Remaining
      ---------------------------      ---------      -----------------
      Marvel (UK)                      Two years          $  120,960
      Masterfoods                      Six years           2,430,000
      Diabetes Research Institute      One year                2,500

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

Note 10. Restatement

Our statements of operations for the three and six months ended June 30, 2006, our statement of cash flows for the six months ended June 30, 2006 and our balance sheet as of June 30, 2006 have been restated to reflect our estimation of liquidating damages related to certain registration rights agreements entered into in connection with certain of our financing transactions applying Financial Accounting Standard No. 5, Accounting for Contingencies. We previously reported our liquidated damages expenses as they had been incurred.

The following tables reflect the significant elements of statements of operations that were restated:

                                                        Three months ended     Six months ended
                                                          June 30, 2006         June 30, 2006
                                                        ------------------     ----------------
Net income (loss), as reported                            $(13,104,020)         $(12,773,188)
  Liquidated damages expense                                (1,822,501)           (2,430,000)
                                                          ----------------------------------
Net income (loss), as restated                            $(14,926,521)         $(15,203,188)
                                                          ==================================

                                                        Three months ended     Six months ended
                                                          June 30, 2006         June 30, 2006
                                                        ------------------     ----------------
Loss applicable to common shareholders, as reported       $(13,386,497)         $(13,314,448)
  Liquidated damages expense                                (1,822,501)           (2,430,000)
                                                          ----------------------------------
Loss applicable to common shareholders, as restated       $(15,208,998)         $(15,744,448)
                                                          ==================================

                                                        Three months ended     Six months ended
                                                          June 30, 2006         June 30, 2006
                                                        ------------------     ----------------
Income (loss) per common share, basic and diluted
 as reported                                                   $(0.07)              $(0.07)
  Liquidated damages expense                                    (0.01)               (0.01)
                                                               ---------------------------
Income (loss) per common share, as restated                    $(0.08)              $(0.08)
                                                               ===========================


                 BRAVO! FOODS INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                        Three months ended     Six months ended
                                                          June 30, 2006         June 30, 2006
                                                        ------------------     ----------------
Comprehensive income (loss), as reported                  $(13,081,891)         $(12,751,749)
                                                          ==================================
Comprehensive income (loss), as restated                  $(14,904,392)         $(15,181,749)
                                                          ==================================

The following table reflects the significant elements of our balance sheet at June 30, 2006 that were restated:

                                                           Redeemable      Stockholders
                             Total            Total        Preferred          Equity
                            Assets         Liabilities       Stock           (Deficit)
                          -------------------------------------------------------------
As reported               $23,324,420     $(53,724,920)   $(2,491,545)     $(32,892,045)
Adjustments:
  Accrued liabilities              --       (2,733,751)            --        (2,733,751)
                          -------------------------------------------------------------
As restated               $23,324,420     $(56,458,671)   $(2,491,545)     $(35,625,796)
                          =============================================================

Note 11- Subsequent Events

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

RESTATEMENT DISCLOSURE

      We have restated our annual report on Form 10-KSB for the year ended December 31, 2005 and our quarterly report on Form 10-QSB for the quarterly period ended March 31, 2006. We have also restated the quarterly and year-to-date results for June 30, 2005 in the accompanying financial presentations for comparative purposes. Notwithstanding these restatements, the SEC may have further comments on our financial information based on the restated financial results that we have filed. The possibility exists that we may be required to adjust and further modify our proposed restated financial results for the periods in question. Such adjustments and modifications, if any, may have a material effect on the financial results set forth in this report.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
-------------------------------------------------------------------------

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

      We incurred product development expense for the six months ended June 30, 2006 of $277,319 representing a 28.5% increase over product development expense for the comparable period of the prior year. This increase resulted from the reformulation of existing products and the development of new products under our license agreement with General Mills.

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

Gain (loss) on Debt Extinguishment

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

      Our derivative expense amounted to $98,011 for the six months ended June 30, 2006, compared to $75,839,650 for the corresponding period of the prior year.

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

      In addition, we entered into a $30 million debt and warrant financing in July 2006 that will require the bifurcation of derivative financial instruments. We have not calculated the amounts of these derivatives, but their effects on our earnings, arising from fair value changes, will be consistent with the derivatives that we carry as of June 30, 2006.

Liquidated Damages

During the three and six months ended June 30, 2006, we recorded liquidated damages expense of $3,872,388 and $4,558,275; none in the comparable periods of 2005. However, we recorded $303,750 of liquidated damages during the fourth fiscal quarter of our year ended December 31, 2005. We have entered into registration rights agreements with certain investors that require us to file a registration statement covering underlying indexed shares, become effective on the registration statement, maintain effectiveness, and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of cash penalties to the investors in the event we do not achieve the requirements. We record estimated liquidated damages penalties as liabilities and charges to our income when the cash penalties are probable and estimable. We will evaluate our estimate of liquidated damages in future periods and adjust our estimates for changes, if any, in the facts and circumstances underlying their classification.

Net Loss

      We had a net loss for the six months ended June 30, 2006 of $15,203,188 compared with a net loss of $81,098,366 for the same period in 2005. The magnitude of both the 2006 and 2005 net loss is the result of our recording changes in derivative expense on the consolidated statement of operations.

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

Loss per Common Share

      The Company's basic loss per common share for the six months ended June 30, 2006 was $(0.08), compared with a basic loss per common share for the same period in 2005 of $(1.24). Because the Company experienced net losses for all periods presented, all potential common share conversions existing in our financial instruments would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for all periods presented.

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

Comprehensive Income (Loss)

Comprehensive income (loss) differs from net income (loss) for the six months ended June 30, 2006 and 2005 by $21,439 and ($5,327), respectively, which represents the effects of foreign currency translation on the financial statements of our subsidiaries denominated in foreign currencies. Our foreign operations are currently not significant. Increases in our foreign operations will likely increase the effects of foreign currency translation adjustments on our financial statements.

Three Months Ended June 30, 2006 Compared to the Three Months Ended
-------------------------------------------------------------------
June 30, 2005
-------------

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

      The Company incurred general and administrative expenses for the three months ended June 30, 2006 of $1,628,317. General and administrative expenses for the three months ended June 30, 2006 decreased by $208,507, an 11.3% increase compared to $1,836,824 for the same period in 2005. The decrease in general and administrative expenses for the current period is the result of the recognition of warrant costs recognized in 2005 for warrants granted to an investor relations firm.

Interest Expense

      The Company incurred interest expense for the three months ended June 30, 2006 of $397,254. Interest expense for the three months ended June 30, 2006 decreased by $200,475, a 33.5% decrease compared to $597,729, for the same period in 2005. This decrease was the result of conversions of debt to common stock in late 2005 that eliminated the accrual of interest associated with that debt.

Liquidated Damages

During the three months ended June 30, 2006, we recorded liquidated damages expense of $3,872,388; none in the comparable period of 2005. However, we recorded $303,750 of liquidated damages during the fourth fiscal quarter of our year ended December 31, 2005. We have entered into registration rights agreements with certain investors that require us to file a registration statement covering underlying indexed shares, become effective on the registration statement, maintain effectiveness, and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of cash penalties to the investors in the event we do not achieve the requirements. We record estimated liquidated damages penalties as liabilities and charges to our income when the cash penalties are probable and estimable. We will evaluate our estimate of liquidated damages in future periods and adjust our estimates for changes, if any, in the facts and circumstances underlying their classification.

Net Loss

      We had had a net loss for the three months ended June 30, 2005 of $14,926,521, compared with a net loss of $80,445,296 for the same period in 2005. The magnitude of the 2006 and 2005 loss is the result of our recording changes in the fair value in our derivatives.

LIQUIDITY AND CAPITAL RESOURCES

Management's Plans:

      As reflected in the accompanying consolidated financial statements, we have incurred operating losses and negative cash flow from operations and have negative working capital of $51,012,013 as of June 30, 2006. This negative figure is largely the effect of our recording of $36,425,561 for derivative liabilities. In addition, we are delinquent on certain of our debt agreements at June 30, 2006, and, we have experienced delays in filing our financial statements and registration statements due to errors in our historical accounting that currently are being corrected. Our inability to make these filings is resulting in our recognition of penalties payable to the investors. These penalties will continue until we can complete our filings and register the common shares into which the investors' financial instruments are convertible. Finally, our revenues are significantly concentrated with one major customer. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Information about our cash flows

      As of June 30, 2006, we reported that net cash used in operating activities was $7,385,239, net cash provided by financing activities was $3,211,672 and net cash used in investing activities was $736,514 during the six months ended June 30, 2006. We had a negative working capital of $51,012,013 as of June 30, 2006. This negative figure is largely the effect of our recording of $36,425,561 for derivative liabilities.

      Compared to $2,502,512 of net cash used in operating activities in the six months ended June 30, 2005, our current period net cash used in operating activities increased by $4,882,727 to $7,385,239. This increase was the result of our utilization of cash rather than equity to pay service providers in this current period and our recording of changes in value on a cumulative basis in derivative expense in the consolidated statement of operations.

      Changes in accounts receivable during the six months ended June 30, 2006 resulted in a cash increase of $1,941,060, compared to a cash increase in receivables of $26,778 for the same period in 2005, having a net result of an increase of $1,914,282. Cash increased during this period by $2,490,676, compared to cash provided of $54,981 for the same period in 2005. This increase was the result of our building inventory in connection with the continued implementation of our Master Distribution Agreement with Coca-Cola Enterprises. The changes in accounts payable and accrued liabilities in the six months ended June 30, 2006 contributed to a cash increase of $5,590,386, whereas the changes in accounts payable and accrued liabilities for the period ended June 30, 2005 amounted to an increase of $893,461. Cash flows generated through our operating activities was inadequate to cover all of our cash disbursement needs in the period ended June 30, and we had to rely on prior equity and new convertible debt financing to cover operating expenses.

      Cash used in the period ended June 30, 2006 in our investing activities was $736,514 for license and trademark costs, furniture, computer equipment and our purchase of eight vans in the U.S., compared to $128,135 for the same period in 2005.

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