Form 10KSB/A
period 2005-12-31
BRAVO FOODS INTERNATIONAL CORP
filed 2006-11-01
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             Report for Period January 1, 2005 to December 31, 2005

                               BRAVO! BRANDS INC.
             ------------------------------------------------------
             (Name of Small Business Issuer in its Amended Charter)

                    Formerly Bravo! Foods International Corp
         --------------------------------------------------------------
        (Name Change Since Last Filing of Amendment No.1 To This Report)

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

The aggregate market value of the voting stock held by non-affiliates of the issuer on October 27, 2006, based upon the $0.47 per share close price of such stock on that date, was $79,302,616 based upon 168,728,971 shares held by non-affiliates of the issuer. The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of October 27, 2006 was 200,386,286.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

EXPLANATORY NOTE

      As stated in Amendment No. 1, we are filing this Amendment No. 2 to our Annual Report on Form 10-KSB for our year ended December 31, 2005 to reflect the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004 and the quarterly periods therein. As more fully described in Note 13 to the consolidated financial statements, included herein, we have restated our consolidated financial statements to (i) properly account for certain derivative financial instruments embedded in our notes payable, convertible notes payable and redeemable preferred stock, (ii) properly account for other derivative financial instruments (principally warrants) that were issued in connection with our financing and other business arrangements, (iii) reclassify and properly account for redeemable preferred stock and (iv) address certain other matters more fully described in Note 13. We have also restated Management's Discussion and Analysis and our Evaluation of Disclosure Controls and Procedures, to give effect to the restated financial information.

      We have not restated or presented our consolidated financial statements for any period prior to 2004, since we have concluded that doing so would impose a significant hardship on the Company. For purposes of the restated financial statements presented herein, we calculated the effects of certain aspects of financial transactions arising from the items which required restatement, commencing with the inception dates of those transactions. We then made appropriate cumulative adjustments to the beginning balances that served as the basis for such restated financial statements in our amended Form 10-KSB for the year ended December 31, 2005, as reflected in the consolidated financial statements for the years ended December 3, 2004 and 2005 contained therein.

      Factors that we considered in our determination that the restatement of periods prior to 2004 would present a significant hardship, are as follows: (i) the significant internal and external cost of preparing and filing restated financial statements for periods prior to 2004; (ii) the significant negative impact on our normal business operations resulting from the disruptions inherent in such preparation; (iii) the delay such restatements would create in our ability to have declared effective a pending Form SB-2 registration statement, with the concomitant imposition of contractual registration penalties; (iv) the delay in the release from escrow of $15,000,000 in financing that is conditioned upon the effectiveness of the pending Form SB-2 registration statement; (v) management's reasoned belief that restated financial information for periods prior to 2004 are not currently indicative of the trends in our business operations; and, finally, (vi) the fact that our independent registered public accountants have performed the procedures that they believe are necessary to provide their opinion that the restated financial statements filed by us were otherwise fairly presented in all material respects.


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

                                     PART I
ITEM 1 - DESCRIPTION OF BUSINESS

The Company

      Bravo! Brands Inc. is a Delaware corporation, which was formed on April 26, 1996. We formerly owned the majority interest in two Sino-American joint ventures in China, known as Green Food Peregrine Children's Food Co. Ltd. and Hangzhou Meilijian Dairy Products Co., Ltd. These two joint ventures processed milk products for local consumption in the areas of Shanghai and Hangzhou, China, respectively. We closed Green Food Peregrine in December 1999 and sold our interest in Hangzhou Meilijian Dairy in December 2000.

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

      On February 1, 2000, we changed our name from China Peregrine Food Corporation to China Premium Food Corporation. On March 16, 2001 we changed our name to Bravo! Foods International Corp. On October 24, 2006, we changed our name to Bravo! Brands Inc., pursuant to a resolution of our Board of Directors and the affirmative vote of our shareholders at a special meeting called for that purpose, in accordance with Delaware General Corporation Law.

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

      In the United States and the UK, we generate revenue from the sales of finished branded flavored milks to retail consumer outlets or distributors for resale to retail consumer outlets. Currently, we use a single third-party processor in the United States and another in the UK to produce all of our single serve milk based beverages. We anticipate the expanded production of our products with the addition of HP Hood, LLC as a second processor in the United States, with production commencing in the fourth quarter 2006. We recognize revenue in the United

States at the gross amount of our invoices for the sale of finished product to wholesale buyers or distributors. We take title to our branded flavored milks when they are shipped by our third party processors and recognize as revenue the gross wholesale price charged to our wholesale customers or distributors. Our gross margin is determined by the reported wholesale price less (i) the cost charged by our third party processor, to produce our branded milk products and
(ii) shipping costs.

      In the Middle East, we generate revenue primarily through our sale to processors of flavor ingredients utilized for our products, which are developed and refined by us, and the grant of production rights to processors to produce our flavored milks. The consideration paid to us under these production contracts consists of fees charged for our grant of production rights for our branded flavored milks plus a charge for flavor ingredients.

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

      On February 4, 2005, we entered into an eighteen month license agreement for the utilization of Marvel Heroes characters on our flavored milks in the Middle East in conjunction with our execution of third party production agreements for the manufacture and sale of our products in Saudi Arabia and Oman. We agreed to a 11% royalty on the amount invoiced to third party dairy processors for "kits" in the territory against the prepayment of a guaranteed minimum royalty amount. We have not renewed this license agreement owing to the failure of our Marvel co-branded products to achieve expected market penetration.

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

Production Contracts/Administration
-----------------------------------

      Our operations in the United States, the Middle East, Mexico and Canada are run directly by Bravo! Brands Inc. Our United Kingdom business is managed through our wholly owned subsidiary Bravo! Brands International Ltd., which is a UK registered company.

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

      Middle East

      In September 2005, we entered into a third party production agreement with Oman National Dairy Products Co. Ltd., a Middle East dairy processor, headquartered in Ruwi, Oman. Oman Dairy produces Slammers (R) branded flavored milks, including the Marvel line, for distribution in Oman and Saudi Arabia. We generate revenue in the Middle East by the sale of flavor ingredients and production rights for our branded products. We are not responsible for production, marketing, promotion or distribution of the product in the Middle East.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price
-------------------------

      Of the 200,386,286 shares of common stock outstanding as of October 27, 2006, all but approximately 32,000,000 shares can be traded on the over-the-counter trading on the OTC Electronic Bulletin Board, which trading commenced October 24, 1997. Of this amount, 17,219,793 shares are held by affiliates. The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

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
-------------------------------------------------------------------------------

Equity holders at October 27, 2006
------------------------------------

Common stock                 200,386,286 shares     7,200 holders (approximate)
Series B preferred stock         107,440 shares     1 holder
Series H preferred stock          64,500 shares     1 holder
Series J preferred stock         200,000 shares     1 holder
Series K preferred stock          95,000 shares     1 holder

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

                        BRAVO! BRANDS INC. AND SUBSIDIARY


                       CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

                        BRAVO! BRANDS INC. AND SUBSIDIARY


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

  Consolidated Statements of Cash Flows                            F-7 to F8

  Consolidated Statements of Stockholders' Deficit                 F-9

  Notes to Consolidated Financial Statements                       F-10 to F-69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Bravo! Brands Inc.
North Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Bravo! Brands Inc. (formerly Bravo! Foods International Corp.) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo! Brands Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                        BRAVO! BRANDS INC. AND SUBSIDIARY

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
                                                                                   =============     ============

                             See accompanying notes


                       BRAVO! BRANDS INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                 $   5,987,219     $  1,763,339
  Accrued liabilities                                                                  4,872,277          444,986
  Notes payable                                                                          937,743        1,184,858
  Convertible notes payable                                                            1,012,780        1,099,231
  Derivative liabilities                                                              35,939,235       10,835,629
                                                                                   -------------     ------------
      Current and total liabilities                                                   48,749,254       15,328,043
                                                                                   -------------     ------------

Commitments and contingencies (Note 11)                                                        -                -

Redeemable preferred stock:
  Series F convertible, par value $0.001 per share, 200,000 shares designated
   Convertible Preferred Stock, stated value $10.00 per share,
   5,248 and 55,515  shares issued and outstanding                                        52,480          555,150
  Series H convertible, par value $0.001 per share, 350,000 shares designated,
   7% Cumulative Convertible Preferred Stock, stated value
   $10.00 per share, 64,500 and 165,500 shares issued and outstanding                    388,305          840,215
  Series I convertible, par value $0.001 per share, 200,000 shares designated,
   8% Cumulative Convertible Preferred Stock, stated value
   $10.00 per share, 0 and 30,000 shares issued and outstanding                                -          300,000

  Series J, par value $0 001 per share, 500,000 shares designated, 8% Cumulative
   Convertible Preferred Stock, stated value $10.00 per share,
   200,000 shares issued and outstanding                                                 871,043          485,825
  Series K, par value $0 001 per share, 500,000 shares designated, 8%
   Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   95,000 shares issued and outstanding                                                  792,672          750,265
                                                                                   -------------     ------------

Total redeemable preferred stock                                                       2,104,500        2,931,455
                                                                                   -------------     ------------

Stockholders' Deficit:
Preferred stock, 5,000,000 shares authorized
  Series B convertible, par value $0.001 per share, 1,260,000 shares designated,
   9% Convertible Preferred Stock, stated value $1.00 per
   share, 107,440 shares issued and outstanding                                          107,440          107,440

Common stock, par value $0.001 per share, 300,000,000 shares
 authorized, 184,253,753 and 184,254, 501 shares issued and outstanding                  184,254           57,791
Additional paid-in capital                                                            96,507,932       21,387,210
Common stock subscription receivable                                                     (10,000)               -
Accumulated deficit                                                                 (119,254,501)     (38,716,131)
Translation adjustment                                                                   (30,759)               -
                                                                                   -------------     ------------
Total stockholders' deficit                                                          (22,495,634)     (17,163,690)
                                                                                   -------------     ------------

Total liabilities, redeemable preferred stock and stockholders' deficit            $  28,358,120     $  1,095,808
                                                                                   =============     ============

                             See accompanying notes

                        BRAVO! BRANDS INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                                   Years ended December 31,
                                                                                ------------------------------
                                                                                    2005              2004
                                                                                ------------------------------
                                                                                 (Restated)         Restated)
Revenues                                                                        $  11,948,921     $  3,344,699
Product costs                                                                      (8,938,692)      (2,374,805)
Shipping costs                                                                     (1,505,035)        (498,313)
                                                                                -------------     ------------
  Gross margin                                                                      1,505,194          471,581

Operating expenses:
  Selling                                                                           7,464,876        1,300,673
  General and administrative                                                        7,263,284        2,677,061
  Product development                                                                 636,342          206,129
  Non-recurring finder's fee                                                        3,000,000                -
                                                                                -------------     ------------
Loss from operations                                                              (16,859,308)      (3,712,282)
Other income (expenses), net:
  Derivative income (expense)                                                     (60,823,574)      (6,309,933)
  Interest                                                                         (1,667,294)      (1,435,405)
  Other                                                                               125,273          (60,000)
  Liquidated damages                                                                 (303,750)               -
                                                                                -------------     ------------
Loss before income taxes                                                          (79,528,653)     (11,517,620)
Provision for income taxes                                                                  -                -
                                                                                -------------     ------------
Net loss                                                                          (79,528,653)     (11,517,620)

Adjustments to net loss to arrive at loss applicable to common stockholders:
  Preferred stock dividends                                                          (336,300)        (388,632)
  Accretion of preferred stock                                                       (985,717)        (599,388)
                                                                                -------------     ------------
Loss applicable to common stockholders                                          $ (80,850,670)    $(12,505,640)
                                                                                =============     ============
Basic and diluted loss per common share                                         $       (0.60)    $      (0.31)
                                                                                =============     ============
Weighted average number of common shares outstanding                              135,032,836       40,229,738
                                                                                =============     ============

Comprehensive loss and its components consist of the following:
  Net loss                                                                      $ (79,528,653)    $(11,517,620)
  Foreign currency translation adjustment                                             (30,759)            (689)
                                                                                -------------     ------------
Comprehensive loss                                                              $ (79,559,412)    $(11,518,309)
                                                                                =============     ============

                             See accompanying notes

                       BRAVO! BRANDS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
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
                                                                                ============      ============

                             See accompanying notes


                       BRAVO! BRANDS INC. AND SUBSIDIARY
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
                                                                                ============      ============

                             See accompanying notes

                        BRAVO! BRANDS INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

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
                          ========================================================================================================

                             See accompanying notes

                        BRAVO! BRANDS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31 2005 AND 2004

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

Principles of Consolidation
---------------------------

Our consolidated financial statements include the accounts of Bravo! Brands Inc. (the "Company"), and its wholly-owned subsidiary Bravo! Brands (UK) Ltd. All material intercompany balances and transactions have been eliminated. Cumulative translation adjustments that we make to reflect the accounts of Bravo! Brands
(UK) Ltd. in United States Dollars are recorded as a component of other comprehensive income (loss) and stockholder's equity. Foreign currency transaction gains and losses are reported as a component of other income (expense).

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

As of December 31, 2005, estimated fair values and respective carrying values of our notes payable, convertible debt and redeemable preferred stock are as follows:

                Instrument            Note     Fair Value     Carrying Value
----------------------------------------------------------------------------
$750,000 Notes Payable                5(a)     $  750,000      $   750,000
$187,843 Notes Payable                5(b)        187,743          187,743
Other Notes Payable                   5(c)              0                0
$200,000 Convertible Note Payable     6(a)        190,000          187,934
$ 15,000 Convertible Note Payable     6(b)         13,300            1,620
$600,000 Convertible Note Payable     6(c)        668,000          600,000
$  6,250 Convertible Note Payable     6(e)          6,375            5,188
$ 25,000 Convertible Note Payable     6(f)         25,500           30,278
$187,760 Convertible Note Payable     6(g)        187,760          187,760
Series F Preferred Stock              7(d)         46,000           52,480
Series H Preferred Stock              7(a)        525,000          388,305
Series I Preferred Stock              7(d)              0                0
Series J Preferred Stock              7(b)      1,731,000          871,043
Series K Preferred Stock              7(c)        881,000          792,672

As of December 31, 2004, estimated fair values and respective carrying values of our notes payable, convertible debt and redeemable preferred stock are as follows:

                Instrument                             Fair Value       Carrying Value
-------------------------------------------------   ----------------   ----------------
$750,000 face value note payable                    $        750,000   $        750,000
                                                    ================   ================
$187,743 face value note payable                             187,743            187,743
                                                    ================   ================
$275,000 note payable, due 11.30.06                          246,621            175,055
                                                    ================   ================
$600,000 convertible note payable, due 12.31.05              568,421            240,088
                                                    ================   ================
$1,008,000 convertible note payable, due 11.30.05          1,679,832            402,607
                                                    ================   ================
$577,500 convertible note payable, due 4.30.06               547,377             73,057
                                                    ================   ================
$375,000 convertible note payable, due 10.1.06               339,901            208,424
                                                    ================   ================
Other notes payable                                          247,115            247,115
                                                    ================   ================
Series F Preferred Stock                                     555,150            555,150
                                                    ================   ================
Series H Preferred Stock                                   1,459,846            840,215
                                                    ================   ================
Series I Preferred Stock                                     260,778            300,000
                                                    ================   ================
Series J Preferred Stock                                   1,701,772            485,825
                                                    ================   ================
Series K Preferred Stock                                     729,429            750,265
                                                    ================   ================

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

Note 6.  Convertible Notes Payable

Convertible debt carrying values consist of the following as of December 31, 2005 and 2004:

                                                                   2005           2004
                                                                   ----           ----

$200,000 Convertible Note Payable, due November 2006 (a)        $  187,934     $  175,055
$15,000 Convertible Note Payable, due May 2007 (b)                   1,620              -
$600,000 Convertible Note Payable, due December 2006 (c)           600,000        240,088
$6,250 Convertible Note Payable, due April 30, 2006 (e)              5,188         73,057
$25,000 Convertible Note Payable, due October 1, 2006 (f)           30,278        208,424
$187,760 Convertible Note Payable, due December 2006 (g)           187,760        402,607
                                                                ----------     ----------
                                                                $1,012,780     $1,099,231
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

(b) $2,300,000 Convertible Note Financing:
------------------------------------------

On January 28, 2005, May 23, 2005 and August 18, 2005, we issued $1,150,000,
$500,000 and $650,000, respectively of 8.0% convertible notes payable, due January 28, 2007, May 23, 2007 and August 18, 2007, plus, warrants to purchase 9,200,000, 4,000,000 and 5,200,000 shares, respectively, of our common stock with a strike price of $0.129 for a period of five years. The convertible notes had a face value outstanding of $15,000 on December 31, 2005, resulting from conversions of all other notes associated with this financing to common stock. The remaining portion of the May 23, 2005 convertible notes are convertible into a fixed number of our common shares based upon a conversion price of $0.125 with anti-dilution protection for sales of securities below the fixed conversion price. We have the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 120% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

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

(c) $600,000 Convertible Note Financing:
----------------------------------------

On June 29, 2004, we issued $600,000 of 10.0% convertible notes payable, due December 31, 2005, plus warrants to purchase 2,000,000 and 5,000,000 shares of our common stock with strike prices of $0.25 and $2.00, respectively, for a periods of five and two years, respectively. Net proceeds from this financing arrangement amounted to $500,000. As of December 31, 2005, this debt is past due and, accordingly, the outstanding carrying value of $600,000 does not include the $68,000 of capitalized interest, which is being reflected as accrued liabilities. The convertible notes are convertible into a fixed number of our common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. We have the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision. The maturity dates for these notes have been extended to December 31, 2006.

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

(e) $693,000 Convertible Note Financing:
----------------------------------------

On October 29, 2004, we issued $693,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 2,200,000 at $0.15 for five years. Net proceeds from this financing arrangement amounted to $550,000. As of December 31, 2005, this debt had face value $6,250 outstanding. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision. The maturity dates for these notes were extended to October 1, 2006.

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

As of June 30, 2006, all warrants related to the financing have been fully converted.

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

(g) $1,008,000 Convertible Note Financing:
------------------------------------------

On June 29, 2004, we issued $1,008,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 3,200,000 and 8,000,000 shares of our common stock at $0.25 and $2.00, respectively, for periods of five and two years, respectively. Net proceeds from this financing arrangement amounted to $800,000. As of December 31, 2005, this debt had a face value of $187,760 outstanding. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision. The maturity dates for these notes have been extended to December 31, 2006.

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

Based upon our evaluation of the terms and conditions of the Series J Preferred Stock, we concluded that its features were more akin to a debt instrument than an equity instrument, which means that our accounting conclusions are generally based upon standards related to a traditional debt security. Our evaluation concluded that the embedded conversion feature was not afforded the exemption as a conventional convertible instrument, since it did not meet the conditions for equity classification. Therefore, we are required to bifurcate the embedded conversion feature and carry it as a liability. We also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt-type instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. In addition, due to the default and contingent redemption features of the Series J Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

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

      All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, or business associates of Bravo! Brands Inc., and transfer was restricted by Bravo! Brands Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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
                              ==================================================================

The following tables reflect the individual components of our restatements and a description of the nature of the adjustment:

                                  Quarter ended     Quarter ended     Quarter ended     Quarter ended      Year ended
                                  March 31, 2005    June 30, 2005     Sept. 30, 2005    Dec. 31, 2005     Dec. 31, 2005
                                  --------------    --------------    --------------    --------------    --------------
Net income (loss), as reported    $   (1,237,248)   $   (1,342,027)   $   (4,906,456)    $  (7,020,899)   $  (14,506,630)
  Share-based payments                        --          (551,810)         (102,782)          569,620           (84,972)
  Deferred development costs             (12,586)          (94,768)         (128,711)               --          (236,065)
  Derivative income (expense)          1,471,743       (77,311,393)       23,321,020        (8,304,944)      (60,823,574)
  Amortization of debt discount         (772,181)         (489,633)          (73,864)          (92,960)       (1,428,638)
  Liquidated damages expense                  --                --                --          (303,750)         (303,750)
  Investor relations charges             (30,000)         (332,954)         (634,541)         (484,766)       (1,482,261)
  Other                                  (72,798)         (322,711)          204,487          (471,740)         (662,762)
                                  --------------    --------------    --------------    --------------    --------------
Net income (loss), as restated    $     (653,070)   $  (80,445,296)   $   17,679,153    $  (16,109,439)      (79,528,653)
                                  ==============    ==============    ==============    ==============    ==============

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

                                Quarter ended      Quarter ended      Quarter ended      Quarter ended     Year ended Dec.
                                March 31, 2005     June 30, 2005      Sept. 30, 2005     Dec. 31, 2005        31, 2005
                               ---------------    ---------------    ---------------    ---------------    ---------------
Loss applicable to common      $    (1,332,308)   $    (1,421,928)   $    (4,994,496)   $    (7,094,201)   $   (14,842,933)
  stockholders, as reported
   Adjustments to net loss             584,178        (79,103,269)        22,585,608         (9,088,540)       (65,022,023)
   Preferred stock accretion          (176,055)          (513,694)          (127,649)          (168,316)          (985,714)
                               ---------------    ---------------    ---------------    ---------------    ---------------
Loss applicable to common
stockholders, as restated      $      (924,185)   $   (81,038,891)   $    17,463,463    $   (16,351,057)   $   (80,850,670)
                               ===============    ===============    ===============    ===============    ===============

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

                                        Quarter ended      Quarter ended      Quarter ended      Quarter ended       Year ended,
                                        March 31, 2005     June 30, 2005      Sept. 30, 2005     Dec. 31, 2005        Dec, 2005
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Loss per common share,                 $         (0.02)   $         (0.02)   $         (0.04)   $         (0.00)   $         (0.11)
  as reported
  Share-based payments                              --              (0.01)             (0.00)             (0.00)             (0.00)
  Deferred development costs                     (0.00)             (0.00)             (0.00)             --                 (0.01)
  Derivative income (expense)                     0.02              (1.07)              0.21              (0.05)             (0.45)
  Amortization of debt discount                  (0.01)             (0.01)             (0.00)             (0.00)             (0.01)
  Liquidated damages expense                        --                 --                 --              (0.00)             (0.00)
  Investor relations charges                     (0.00)             (0.00)             (0.01)             (0.03)             (0.01)
  Preferred stock
accretions/dividends                             (0.00)             (0.01)             (0.00)             (0.00)             (0.01)
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Net income  (loss) per common share,
as restated                            $         (0.02)   $         (1.12)   $          0.15    $         (0.10)   $         (0.60)
                                       ---------------    ---------------    ---------------    ---------------    ---------------
Diluted income per common share,  as
restated                               $         (0.02)   $         (1.12)   $          0.01    $         (0.10)   $         (0.60)
                                       ===============    ===============    ===============    ===============    ===============

See descriptions that we have provided under the tables for net income (loss) and income (loss) applicable to common stockholders. Our restated income (loss) per common share reflects the application of the treasury stock method and the if-converted methods where those methods are appropriate.

                       Quarter ended      Quarter ended      Quarter ended      Quarter ended     Year ended Dec.
                       March 31, 2005     June 30, 2005      Sept. 30, 2005     Dec. 31, 2005        31, 2005
                      ---------------    ---------------    ---------------    ---------------    ---------------
Comprehensive loss,
  as reported         $    (1,245,464)   $    (1,351,790)   $    (4,912,126)   $    (7,028,009)   $   (14,537,389)
                      ---------------    ---------------    ---------------    ---------------    ---------------
Comprehensive loss,
 as restated          $      (661,093)   $   (80,442,600)   $    17,660,830    $   (16,116,549)   $   (79,559,412)
                      ===============    ===============    ===============    ===============    ===============

Our restated comprehensive income (loss) reflects the adjustments attributable to net income (loss), above.

                                   Quarter ended      Quarter ended      Quarter ended      Quarter ended     Year ended Dec.
                                   March 31, 2004     June 30, 2004      Sept. 30, 2004     Dec. 31, 2004        31, 2004
                                  ---------------    ---------------    ---------------    ---------------    ---------------
Net income (loss), as reported    $      (881,249)   $      (879,890)   $    (1,120,992)   $      (917,795)   $    (3,799,926)
  Deferred development costs             (102,951)           (28,790)            (1,089)            12,372           (120,458)
  Derivative income (expense)          (3,430,564)        (9,105,816)         8,005,711         (1,779,264)        (6,309,933)
  Amortization of debt discount           (57,500)          (162,500)          (484,901)          (470,344)        (1,175,245)
  Other                                      (453)            (8,276)          (101,247)            (2,082)          (112,058)
                                  ---------------    ---------------    ---------------    ---------------    ---------------
Net income (loss), as restated    $    (4,472,717)   $   (10,185,272)   $     6,297,482    $    (3,157,113)   $   (11,517,620)
                                  ===============    ===============    ===============    ===============    ===============

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

                                Quarter ended      Quarter ended      Quarter ended      Quarter ended    Year ended Dec.
                                March 31, 2004     June 30, 2004      Sept. 30, 2004     Dec. 31, 2004        31, 2004
                               ---------------    ---------------    ---------------    ---------------    ---------------
Loss applicable to common      $      (974,717)   $      (980,710)   $    (1,218,164)   $    (1,014,967)   $    (4,188,558)
  stockholders, as reported
   Adjustments to net loss          (3,591,468)        (9,305,352)         7,418,444         (2,239,318)        (7,717,694)
   Preferred stock accretion          (131,931)          (145,546)          (156,383)          (165,528)          (599,388)
                               ---------------    ---------------    ---------------    ---------------    ---------------
Loss applicable to common
stockholders, as restated      $    (4,698,116)   $   (10,431,608)   $     6,043,897    $    (3,419,813)   $   (12,505,640)
                               ===============    ===============    ===============    ===============    ===============

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

                                         Quarter ended      Quarter ended      Quarter ended      Quarter ended     Year ended Dec.
                                         March 31, 2004     June 30, 2004      Sept. 30, 2004     Dec. 31, 2004        31, 2004
                                        ---------------    ---------------    ---------------    ---------------    ---------------
Loss per common share,                  $         (0.03)   $         (0.02)   $         (0.03)   $         (0.02)   $         (0.09)
  as reported
  Deferred development costs                      (0.00)             (0.00)             (0.00)              0.00              (0.00)
  Derivative income (expense)                     (0.12)             (0.24)              0.18              (0.04)             (0.16)
  Amortization of debt discount                   (0.00)             (0.00)             (0.01)             (0.01)             (0.03)
  Investor relations charges                      (0.00)             (0.00)             (0.00)             (0.00)             (0.00)
  Preferred stock accretions/dividends            (0.01)             (0.01)             (0.01)             (0.01)             (0.02)
                                        ---------------    ---------------    ---------------    ---------------    ---------------
Net income  (loss)  per common  share,
as restated                             $         (0.15)   $         (0.26)   $          0.14    $         (0.07)   $         (0.31)
                                        ---------------    ---------------    ---------------    ---------------    ---------------
Diluted  income per common  share,  as
restated                                $         (0.15)   $         (0.26)   $          0.01    $         (0.07)   $         (0.31)
                                        ===============    ===============    ===============    ===============    ===============

See descriptions that we have provided under the tables for net income (loss) and income (loss) applicable to common stockholders. Our restated income (loss) per common share reflects the application of the treasury stock method and the if-converted methods where those methods are appropriate.

                       Quarter ended      Quarter ended      Quarter ended      Quarter ended     Year ended Dec.
                       March 31, 2004     June 30, 2004      Sept. 30, 2004     Dec. 31, 2004        31, 2004
                      ---------------    ---------------    ---------------    ---------------    ---------------
Comprehensive loss,
  as reported         $      (881,249)   $      (879,890)   $    (1,120,992)   $      (918,494)   $    (3,800,625)
                      ---------------    ---------------    ---------------    ---------------    ---------------
Comprehensive loss,
 as restated          $    (4,472,717)   $   (10,185,272)   $     6,297,482    $    (3,157,802)   $   (11,518,309)
                      ===============    ===============    ===============    ===============    ===============

Our consolidated balance sheets as of December 31, 2005 and 2004 have been restated as illustrated in the following table:

                                                                          Redeemable     Stockholders
                                            Total           Total         Preferred         Equity
                                           Assets        Liabilities        Stock          (Deficit)
                                         ------------    ------------    ------------    ------------
As reported (December 31, 2005)          $ 24,284,806    $(10,793,837)   $ (3,153,316)   $ 10,337,653
Adjustments:
   Intangible assets                        4,073,314              --              --              --
   Accrued liabilities                             --      (1,656,988)             --              --
   Dividends payable                               --       1,240,682              --              --
   Derivative liabilities                          --     (35,939,235)             --              --
   Notes payable and convertible notes             --      (1,599,876)             --              --
   Paid in capital                                 --              --              --      37,365,319
   Preferred stock adjustments                     --              --       1,048,816              --
   Accumulated Deficit                             --              --              --     (70,674,539)
   Deferred compensation                                           --              --         475,933
                                         ------------    ------------    ------------    ------------
As restated (December 31, 2005)          $ 28,358,120    $(48,749,254)   $ (2,104,500)   $(22,495,634)
                                         ============    ============    ============    ============

                                                                          Redeemable     Stockholders
                                            Total           Total         Preferred        Equity
                                            Assets       Liabilities        Stock         (Deficit)
                                         ------------    ------------    ------------    ------------
As reported (December 31, 2004)          $  1,093,847    $ (4,123,541)   $ (4,284,802)   $ (7,314,496)
Adjustments:
   Prepaid Expenses                          (163,644)             --              --              --
   Intangible assets                          165,605              --              --              --
   Accrued liabilities                             --         (69,024)             --              --
   Dividends payable                               --         928,379              --              --
   Derivative liabilities                          --     (10,835,629)             --              --
   Notes payable and convertible notes             --      (1,228,228)             --              --
   Common Stock                                    --              --              --              --
   Paid in Capital                                 --              --              --      (4,870,092)
   Preferred stock adjustments                     --              --       1,353,347              --
   Accumulated Deficit                             --              --              --      (4,979,102)
                                         ------------    ------------    ------------    ------------
As restated (December 31, 2004)          $  1,095,808    $(15,328,043)   $ (2,931,455)   $(17,163,690)
                                         ============    ============    ============    ============

The components off our restated consolidated accumulated deficit as of December 31, 2005 and 2004 are set forth in the following tables:

                                                          Accumulated Deficit
                                                          -------------------

As reported (December 31, 2005)                           $       (48,579,962)
Adjustments:
  Cumulative Derivative Expense                                   (59,476,877)
  Amortization of Licenses and Distribution Agreements               (584,243)
  Cumulative Amortization of Debt Expense                          (2,627,050)
  Cumulative Accretion of Preferred Stock                          (6,774,620)
  Cumulative Reversal of Accrued Dividends                          1,240,682
  Share based payments - 2005                                         (84,972)
  Liquidated damages expense  - 2005                                 (303,750)
  Investor relations charges - 2005                                (1,482,261)
  Cumulative Other                                                   (581,448)
As restated (December 31, 2005)                           $      (119,254,501)


                                                          Accumulated Deficit
                                                          -------------------
As reported (December 31, 2004)                           $       (33,737,029)
Adjustments:
   Cumulative Derivative Income                                    1,346,697
   Cumulative Product Development Expenses                           (162,169)
   Cumulative Amortization of Debt Discount Expense                (1,198,412)
   Cumulative Accretion of Preferred Stock                         (5,788,903)
   Cumulative Reversal of Accrued Dividends                           928,379
   Cumulative Other                                                  (104,694)
   As restated (December 31, 2004)                        $       (38,716,131)

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

On April 21, 2006, we issued 196,078 shares of our common stock in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, to an accredited investor.

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

On May 16, 2006, we issued 2,000,000 shares of common stock pursuant to an exercise of a warrant associated with our January 2005 convertible note financing. The common stock underlying this warrant was registered pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

On June 7, 2006, we issued 101,100 shares of common stock pursuant to a conversion of our May 2005 convertible note. The shares of common stock underlying this convertivle note issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

On June 23, 2006, we issued 2,000,000 shares of common stock pursuant to an exercise of a warrant associated with our November 2003 convertible notes financing. The common stock underlying this warrant was registered pursuant to a registration statement declared effective by the Securities and Exchange Commission on August2, 2005.

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

On August 24, 2006, we issued 168,937 shares of common stock pursuant to a conversion of our May 2005 convertible note. The shares of common stock underlying the convertible note were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

On September 13 2006, we issued, in the aggregate, 161,527 shares of common stock pursuant to a conversion of our Series F preferred stock. The shares of common stock underlying the preferred were issued pursuant to Regulation D.

On September 28, 2006, we issued 4,000,000 shares of common stock pursuant to a conversion of our November 2003 convertible note. The shares of common stock underlying the convertible note were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 3, 2004.

On September28, 2006, we issued 1,000,000 shares of common stock pursuant to a conversion of our June 2004 convertible note. The shares of common stock underlying the convertible note were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

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

Compensation of executive officers

      The following table sets forth the compensation paid during the last three fiscal years to our Chief Executive Officer and our other executive officers:

                              Summary Compensation

                                         Annual Compensation                          Long-Term Compensation
                      ---------------------------------------------------------------------------------------------
                                                                                  Restricted Stock
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our company's common stock as of October 27, 2006 as to

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

Beneficial Owners
-----------------


----------------------------------------------------------------------------------------------------
Title of Class            Name and Address of          Amount and Nature of     Percent of Class (2)
                          Beneficial Owner (1)         Beneficial Ownership
----------------------------------------------------------------------------------------------------

Common                Coca-Cola Enterprises Inc.            30,000,000                 14.97%
                      2500 Windy Ridge Parkway
                      Atlanta, GA 30339
----------------------------------------------------------------------------------------------------
Common                Mid-Am Capital, L.L.C. (3)            19,970,723                  9.97%
                      Northpointe Tower
                      10220 North Ambassador Drive
                      Kansas City, MO 64190
----------------------------------------------------------------------------------------------------
Common                Lombard Odier Darier                  16,500,000                  8.23%
                      Hentsch & Cie (4)
                      Rue de la Corraterie 11
                      1204 Geneva
----------------------------------------------------------------------------------------------------
Common                Magnetar  Capital  Master             13,750,000                  6.86%
                      Fund, Ltd (4)
                      1603 Orrington Avenue
                      13th Floor
                      Evanston, IL 60201
----------------------------------------------------------------------------------------------------

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 27, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage calculated from base of 200,386,286 shares of common stock issued and outstanding.

(3) This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. Equity listed consists of convertible preferred, convertible debentures and/or warrants.

(4) Equity listed consists of common stock and warrants to purchase common stock

Management Owners
-----------------

-----------------------------------------------------------------------------------------------------
Title of Class        Name and Address of               Amount and Nature of     Percent of Class (2)
                      Management Owner                  Ownership (1)
-----------------------------------------------------------------------------------------------------
Common                Roy G. Warren                         5,810,765 (3)                       2.89%
                      11300 US Highway No.1
                      N. Palm Beach, FL
-----------------------------------------------------------------------------------------------------
Common                Robert Cummings                       1,130,038 (4)                Less than 1%
                      2829 N.E. 44th Street
                      Lighthouse Point, FL
-----------------------------------------------------------------------------------------------------
Common                John McCormack                        1,312,538 (4)                Less than 1%
                      8750 South Grant
                      Burridge, IL 60521
-----------------------------------------------------------------------------------------------------
Common                Mr. Arthur W. Blanding                  947,297 (5)                Less than 1%
                      Janesville, WI 53545
-----------------------------------------------------------------------------------------------------
Common                Phillip Pearce                          962,297 (6)                Less than 1%
                      6624 Glenleaf Court
                      Charlotte, NC 28270
-----------------------------------------------------------------------------------------------------
Common                Stanley Hirschman                     1,040,652 (7)                Less than 1%
                      2600 Rutgers Court
                      Plano, Texas 75093
-----------------------------------------------------------------------------------------------------
Common                Roy D. Toulan, Jr.                    1,615,121 (8)                Less than 1%
                      VP, General Counsel
                      6 Wheelers Pt. Rd
                      Gloucester, MA 01930
-----------------------------------------------------------------------------------------------------
Common                Tommy Kee                             1,042,385 (8)                Less than 1%
                      Chief Accounting Officer
                      11300 US Highway 1
                      N. Palm Beach, FL 33408
-----------------------------------------------------------------------------------------------------
Common                Benjamin Patipa                       1,358,700 (8)                Less than 1%
                      Chief Operating Officer
                      6139 Indian Forest Circle
                      Lake Worth, FL 33463
-----------------------------------------------------------------------------------------------------
Common                Michael Edwards                       2,000,000 (8)                Less than 1%
                      Vice President Sales
                      4140 S.E. Old St. Lucie Blvd.
                      Stuart, FL 34996
-----------------------------------------------------------------------------------------------------
Common                Executive officers and               17,219,793                           8.59%
                      directors as a group
-----------------------------------------------------------------------------------------------------


(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 27, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage calculated from base of 200,386,286 shares of common stock issued and outstanding.

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

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Bravo! Brands Inc. has caused this restated report (Amendment 2) to be signed on its behalf by the undersigned, thereunder duly authorized.

                                  BRAVO! BRANDS INC.
                                  (Formerly Bravo! Foods International Corp.)

                                  By: /S/ Roy G. Warren, Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, Bravo! Brands Inc. has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature             Title                                   Date
---------             -----                                   ----

/S/ Roy G. Warren     Chief Executive Officer                 October 30, 2006

/S/ Tommy E. Kee      Chief Accounting Officer, Treasurer     October 30, 2006