Form 10KSB/A
period 2005-12-31
BRAVO FOODS INTERNATIONAL CORP
filed 2006-11-06
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 3 TO
                                   FORM 10-KSB

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

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

EXPLANATORY NOTE

      As stated in Amendment No. 1, we are filing this Amendment No. 3 to our Annual Report on Form 10-KSB for our year ended December 31, 2005 to reflect the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004 and the quarterly periods therein. As more fully described in Note 13 to the consolidated financial statements, included herein, we have restated our consolidated financial statements to (i) properly account for certain derivative financial instruments embedded in our notes payable, convertible notes payable and redeemable preferred stock, (ii) properly account for other derivative financial instruments (principally warrants) that were issued in connection with our financing and other business arrangements, (iii) reclassify and properly account for redeemable preferred stock and (iv) address certain other matters more fully described in Note 13. We have also restated Management's Discussion and Analysis and our Evaluation of Disclosure Controls and Procedures, to give effect to the restated financial information.

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

Signature             Title                                   Date
---------             -----                                   ----

/S/ Roy G. Warren     Chief Executive Officer                 November 6, 2006

/S/ Tommy E. Kee      Chief Accounting Officer, Treasurer     November 6, 2006