Form 10QSB
period 2006-09-30
BRAVO FOODS INTERNATIONAL CORP
filed 2006-11-15
CIK 1061029

--------------------------------------------------------------------------
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB
                      QUARTERLY OR TRANSITIONAL REPORT

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2006

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  Commission File Number          000-25039

                             BRAVO! BRANDS INC.
       (Exact name of registrant as specified in its amended charter)

                 (Formerly BRAVO! FOODS INTERNATIONAL CORP.)

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

           Date                     Class                Shares Outstanding
     November 10, 2006          Common Stock                200,179,528
                               Preferred Stock                454,940

Transitional Small Business Disclosure Format (Check One)  YES [ ]   NO [X]

BRAVO! BRANDS INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets as of                               F-1
        September 30, 2006 (unaudited) and December 31, 2005

        Consolidated statements of operations                           F-3
        for the three and nine months
        ended September 30, 2006 and 2005 (unaudited)

        Consolidated statements of cash flows                           F-4
        for the nine months ended
        September 30, 2006 and 2005 (unaudited)

        Notes to consolidated financial statements (unaudited)          F-5

Item 2. Management's Discussion and Analysis of Financial                44
        Condition and Results of Operations

Item 3. Controls and Procedures                                          53


PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity and Use of Proceeds                 54

Item 6. Exhibits                                                         54

SIGNATURES                                                               55

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

                      BRAVO! BRANDS INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                                                               September 30,     December 31,
                                                                                   2006              2005
                                                                               -------------     ------------
                                                                                (Unaudited)

                                  Assets
Current assets:
  Cash and cash equivalents                                                    $   1,138,124     $   4,947,986
  Restricted cash                                                                 14,500,000                --
  Accounts receivable, net of allowances for doubtful accounts of
   $447,634 and $350,000 for 2006 and 2005, respectively                             255,259         3,148,841
  Inventories                                                                        847,428           391,145
  Prepaid expenses                                                                 1,320,554           973,299
                                                                               -------------     -------------
      Total current assets                                                        18,061,365         9,461,271

Furniture and equipment, net                                                         723,813           288,058
Intangible assets, net                                                            19,002,956        18,593,560
Other assets                                                                       1,988,145            15,231
                                                                               -------------     -------------
Total assets                                                                   $  39,776,279     $  28,358,120
                                                                               =============     =============

Liabilities, Redeemable Preferred Stock and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable                                                             $   4,563,807     $   5,987,219
  Accrued liabilities                                                              9,984,851         4,872,277
  Current maturities of notes payable                                                243,627           937,743
  Convertible debt                                                                20,846,607         1,012,780
  Derivative liabilities                                                          37,075,023        35,939,235
                                                                               -------------     -------------
  Total current liabilities                                                       72,713,915        48,749,254

Notes payable, less current maturities                                                81,685                 -
                                                                               -------------     -------------
Total liabilities                                                                 72,795,600        48,749,254
                                                                               -------------     -------------

                      BRAVO! BRANDS INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS


                                                                               September 30,     December 31,
                                                                                   2006              2005
                                                                               -------------     ------------
                                                                                (Unaudited)


Commitments and contingencies (Note 9)                                                     -                 -

Redeemable preferred stock:
  Series F convertible, par value $0.001 per share, 200,000 shares designated, Convertible Preferred Stock, stated value $10.00 per
   share, 5,248 shares issued and outstanding                                              -            52,480
  Series H convertible, par value $0.001 per share, 350,000 shares designated, 7% Cumulative Convertible Preferred Stock, stated value
   $10.00 per share, 52,500 and 64,500 shares issued and outstanding                 502,507           388,305
  Series J, par value $0.001 per share, 500,000 shares designated, 8%
   Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   200,000 shares issued and outstanding                                           1,349,614           871,043
  Series K, par value $0.001 per share, 500,000 shares designated, 8%
   Cumulative Convertible Preferred Stock, stated value $10.00 per share,
   95,000 shares issued and outstanding                                              826,233           792,672
                                                                               -------------     -------------

Total redeemable preferred stock                                                   2,678,354         2,104,500
                                                                               -------------     -------------

Stockholders' equity (deficit):
  Preferred stock, 5,000,000 shares authorized
  Series B Preferred, par value $0.001 per share, 1,260,000 shares designated, 9% Convertible Preferred Stock, stated value $1.00 per
   share, 107,440 shares issued and outstanding                                      107,440           107,440
  Common stock, par value $0.001 per share, 300,000,000 shares authorized,
   200,179,528 and 184,253,753 shares issued and outstanding                         200,180           184,254
  Additional paid-in capital                                                     100,484,804        96,507,932
  Common stock subscription receivable                                               (10,000)          (10,000)
  Accumulated deficit                                                           (136,479,834)     (119,254,501)
  Cumulative translation adjustment                                                     (265)          (30,759)
                                                                               -------------     -------------

Total stockholders' equity (deficit)                                             (35,697,675)      (22,495,634)
                                                                               -------------     -------------

Total liabilities, Redeemable Preferred Stock and Stockholders'
 Equity (Deficit)                                                              $  39,776,279     $  28,358,120
                                                                               =============     =============

                           See accompanying notes.

                      BRAVO! BRANDS INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                     Three Months Ended                  Nine Months Ended
                                                       September  30,                      September 30,
                                               -------------------------------     ------------------------------
                                                   2006              2005              2006              2005
                                                   ----              ----              ----              ----
                                                (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                                  (Restated)                          (Restated)

Revenues                                       $   5,110,200     $   3,245,305     $  12,376,641     $  6,591,693
Product costs                                     (4,240,277)       (2,360,884)      (10,440,374)      (4,719,011)
Shipping costs                                      (409,453)         (395,073)       (1,154,089)        (825,909)
                                               -------------     -------------     -------------     ------------
    Gross margin                                     460,470           489,348           782,178        1,046,773
Operating expenses:
  Selling expense                                  6,663,113         1,525,944        12,874,022        3,046,524
  General and administrative expense               4,057,823           375,081         7,454,344        2,970,159
  Product development                                232,593           185,042           509,912          400,799
                                               -------------     -------------     -------------     ------------
    Loss from operations                         (10,493,059)       (1,596,719)      (20,056,100)      (5,370,709)
Other income (expense)
Derivative income (expense), net                  11,056,420        23,321,020        10,958,409      (52,518,630)
  Interest income (expense), net                  (1,163,599)         (152,001)       (1,594,860)      (1,643,891)
  Liquidated damages                                (225,938)                -        (4,784,213)               -
  Non-recurring finders' fee                               -        (3,000,000)                -       (3,000,000)
  Legal settlement                                         -                 -          (552,600)               -
  Loss from extinguishment of debt                  (425,869)                -          (425,869)           7,164
  Other income (expense)                                   -          (893,148)                -         (893,148)
Income (loss) before income taxes                 (1,252,045)       17,679,152       (16,455,233)     (63,419,214)
Provision for income taxes                                 -                 -                 -                -
                                               -------------     -------------     -------------     ------------
    Net income  (loss)                            (1,252,045)       17,679,152       (16,455,233)     (63,419,214)

Preferred stock dividends and accretion             (411,719)         (215,689)         (952,979)      (1,080,399)
                                               -------------     -------------     -------------     ------------

Income (loss) applicable to common
 stockholders                                  $  (1,663,764)    $  17,463,463     $ (17,408,212)    $(64,499,613)
                                               =============     =============     =============     ============

Loss per common share:
  Basic income (loss) per common share         $       (0.01)    $        0.15     $       (0.09)    $      (0.79)
                                               =============     =============     =============     ============
  Diluted income (loss) per common share       $       (0.01)    $        0.00     $       (0.09)    $      (0.79)
                                               =============     =============     =============     ============
Weighted average common shares outstanding       194,492,040       113,680,645       189,474,500       82,091,556
                                               =============     =============     =============     ============

Comprehensive income (loss):
  Net income (loss)                            $  (1,252,045)    $  17,679,152     $ (16,455,233)    $(63,419,214)
  Foreign currency translation                         9,055           (18,322)           30,494          (23,649)
                                               -------------     -------------     -------------     ------------
Comprehensive income (loss)                    $  (1,242,990)    $  17,660,830     $ (16,424,739)    $(63,442,863)
                                               =============     =============     =============     ============

                           See accompanying notes.

                      BRAVO! BRANDS INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended September 30
                                                             2006              2005
                                                         -------------------------------
                                                          (Unaudited)       (Unaudited)
                                                                            (Restated)

Cash Flow from Operating Activities:
Net loss                                                 $(16,455,233)     $(63,419,214)
Adjustments to net loss
  Depreciation and amortization                             2,504,512         1,241,959
  Allowance for doubtful accounts                              97,634                 -
  Legal settlement for Marvel warrants                        552,600                 -
  Stock issuance for consulting expense                       317,566           346,438
  Derivative (gain) expense, net                          (10,958,409)       52,518,630
  (Gain)/loss on debt extinguishment                          425,869            (7,164)
  Amortization of debt discount                               850,000         1,335,678
  Stock compensation expense                                  333,868           654,592
  Gain/Loss on disposal of fixed assets                         1,998                 -
Changes in operating assets & liabilities:
  Accounts receivable                                       2,795,948          (149,281)
  Inventories                                                (456,283)         (241,173)
  Prepaid expenses and other assets                          (353,518)       (1,008,700)
  Accounts payable and accrued expenses                     3,748,744         5,117,240
                                                         ------------      ------------
    Net cash used in operating activities                 (16,594,704)       (3,610,995)
                                                         ------------      ------------

Cash Flows from Investing Activities:
  Licenses and trademark costs                               (187,878)         (789,171)
  Purchases of equipment                                     (520,166)          (90,583)
                                                         ------------      ------------
    Net cash used in investing activities                    (708,044)         (879,754)
                                                         ------------      ------------

Cash Flows provided by financing activities:
  Proceeds from exercise of warrants                          700,000         2,958,509
  Proceeds from convertible notes payable                  31,669,323         2,350,000
  Restricted cash                                         (14,500,000)
  Proceeds from sale of stock and warrants                    151,951           450,000
  Payments of dividends                                       (33,771)                -
  Payment of  notes payable                                (2,281,754)                -
  Redeem warrants                                                   -          (100,000)
                                                         ------------      ------------
  Registration and deferred financing costs                (2,243,357)         (704,142)
                                                         ------------      ------------
    Net cash provided by financing activities              13,462,392         4,954,367
                                                         ------------      ------------

Effect of changes in exchange rates on cash                    30,494           (23,649)
                                                         ------------      ------------

Net (decrease) increase in cash and cash equivalents       (3,809,862)          439,969

Cash and cash equivalent, beginning of period               4,947,986           113,888
                                                         ------------      ------------

Cash and cash equivalent, ending of period               $  1,138,124      $    553,857
                                                         ============      ============

                           See accompanying notes.

Note 1 - Nature of Business, Basis of Presentation and Liquidity and Management's Plans

Nature of Business:

We are engaged in the sale of flavored and organic milk products and flavor ingredients in the United States, the United Kingdom and the Middle East, and we are establishing an infrastructure to conduct business in Canada.

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB, Item 310(b) of Regulation S-B and Article 10 (01)(c) of Regulation S-X. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three and nine-month periods ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Liquidity and Management's Plans:

As reflected in the accompanying consolidated financial statements, we have incurred operating losses and negative cash flow from operations and have a working capital deficiency of $54,652,550 as of September 30, 2006. In addition, we experienced delays in filing our financial statements and registration statements due to errors in our historical accounting that have now been corrected. Our inability to make these filings has resulted in our recognition of significant penalties to the investors during the quarter ended September 30, 2006. However, these penalties ceased on November 7, 2006 when the Securities and Exchange Commission declared effective our Amended Form SB-2 registration statement filed in November 2006. Finally, our revenues are significantly concentrated with one major customer. The loss of this customer or curtailment in business with this customer could have a material adverse effect on our business. These conditions raise substantial doubt about our ability to continue as a going concern.

We have been dependent upon third party financings as we execute our business model and plans. In July 2006, we completed a $30.0 million convertible note financing that is expected to fulfill our liquidity requirements through the end of 2006. As of September 30, 2006, $14.5 million of the proceeds from this financing arrangement were restricted and held in escrow, pending effectiveness of our Amended Forms SB-2 registration statement. However, such proceeds were released to us on November 14, 2006.

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

Note 2 - Summary of Significant Accounting Policies:

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

Revenue Recognition
-------------------

Our revenues are derived from the sale of branded milk products to customers in the United States of America, Great Britain and the Middle East. Geographically, our revenues are dispersed 99% and 1% between the United States of America and internationally, respectively. We currently have one customer in the United States that provided 79% and 0% of our revenue during the nine months ended September 30, 2006 and 2005, respectively.

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

Principles of Consolidation
---------------------------

Our consolidated financial statements include the accounts of Bravo! Brands Inc (the "Company"), and its wholly-owned subsidiary Bravo! Brands (UK) Ltd. All material intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements:
---------------------------------

SEC Staff Accounting Bulletin 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements-but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108.

Statement of Financial Accounting Standard 158, Fair Value Measurements ("SFAS 158")

On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective January 1, 2007. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

FSP FAS 123(R )-5, Amendment of FASB Staff Position FAS 123(R)-1

FSP FAS 123(R )-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

Shipping and Handling Costs
---------------------------

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales. These costs amounted to $409,453 and $395,073 for the three months ended September 30, 2006 and 2005, respectively; $1,154,089 and $825,909 for the nine months ended September 30, 2006 and 2005, respectively.

Cash and Cash Equivalents
-------------------------

We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Our accounts receivable are exposed to credit risk. During the normal course of business, we extend unsecured credit to our customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. We regularly evaluate and monitor the creditworthiness of each customer. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk and our overall collection history. As of September 30, 2006 and December 31, 2005, the allowance of doubtful accounts aggregated $447,634 and $350,000, respectively.

Inventories
-----------

Inventories, which consist primarily of finished goods, are stated at the lower of cost on the first in, first-out method or market. Our inventories at September 30, 2006 have substantially increased from levels at December 31, 2005 in order to support our contractual arrangement with a significant customer. Further, our inventories are perishable. Accordingly, we estimate and record lower-of-cost or market and unsalable-inventory reserves based upon a combination of our historical experience and on a specific identification basis. During the nine months ended September 30, 2006, we provided reserves for unsalable inventories amounting to $44,601.

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

Intangible Assets
-----------------

Our intangible assets as of September 30, 2006 and December 31, 2005 consist of our distribution agreement with Coca-Cola Enterprises ("CCE"), our manufacturing agreements with Jasper Products, Inc. and HP Hood, LLC, and license and trademark costs. Estimated useful lives range from one to ten years. The following table illustrates information about our intangible assets:

                                       September 30, 2006     December 31, 2005
                                       ----------------------------------------

      Distribution agreement               $15,960,531           $15,960,531
      Manufacturing agreements               5,084,055             2,700,000
      Licenses and trademarks                  450,825             1,315,958
      Less accumulated amortization         (2,492,455)           (1,382,929)
                                       ----------------------------------------
                                           $19,002,956           $18,593,560
                                       ========================================

Amortization expense amounted to $618,251 and $2,167,540 for the three and nine months ended September 30, 2006 and $402,812 and $729,775 for the three and nine months ended September 30, 2005.

Estimated future amortization of our intangible assets is as follows as of September 30, 2006:

      Three months ended December 31, 2006     $  660,026
                                               ==========

      Year ended:
        December 31, 2007                      $2,600,290
                                               ==========
        December 31, 2008                      $2,583,684
                                               ==========
        December 31, 2009                      $2,583,187
                                               ==========
        December 31, 2010                      $2,430,632
                                               ==========
        December 31, 2011                      $1,994,934
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

As of September 30, 2006, estimated fair values and respective carrying values of our notes payable, convertible debt and redeemable preferred stock are as follows:

             Instrument                  Note    Fair Value     Carrying Value
------------------------------------------------------------------------------

$600,000 Convertible Note Payable        5(c)    $   501,000     $   450,000
                                                 ===========================
$168,000 Convertible Note Payable        5(g)        172,000         168,000
                                                 ===========================
$30,000,000 Convertible Note Payable     5(i)     20,142,000      20,228,608
                                                 ===========================
Series H Preferred Stock                 6(a)        570,000         502,507
                                                 ===========================
Series J  Preferred Stock                6(b)      1,811,000       1,349,614
                                                 ===========================
Series K Preferred Stock                 6(c)        713,000         826,233
                                                 ===========================

As of December 31, 2005, estimated fair values and respective carrying values of our notes payable, convertible debt and redeemable preferred stock were as follows:

            Instrument                 Fair Value     Carrying Value
--------------------------------------------------------------------

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

The following table summarizes the components of derivative liabilities as of September 30, 2006 and December 31, 2005:


                                                             Note         2006             2005
                                                             --------------------------------------

Compound derivative financial instruments that have been
 bifurcated from the following financing arrangements:
--------------------------------------------------------
  $2,500,000 Note Financing                                  4(a)     $         --     $         --
  $400,000 Convertible Note Financing                        5(a)               --       (1,311,000)
  $2,300,000 Convertible Note Financing                      5(b)               --           (4,867)
  $600,000 Convertible Note Financing                        5(c)         (620,100)        (153,700)
  $693,000 Convertible Note Financing                        5(e)               --          (42,878)
  $660,000 Convertible Note Financing                        5(f)               --         (159,250)
  $1,080,000 Convertible Note Financing                      5(g)         (580,986)        (564,735)
  $30,000,000 Convertible Note Financing                     5(i)       (4,705,317)               -
  Series H Preferred Stock Financing                         6(a)         (549,576)        (381,377)
  Series J Preferred Stock Financing                         6(b)       (4,452,000)      (5,628,000)
  Series K Preferred Stock Financing                         6(c)         (276,864)        (206,200)
  Series F Preferred Stock Financing                         6(d)               --          (25,632)
Freestanding derivative contracts arising from financing
 and other business arrangements:
--------------------------------------------------------
  Warrants issued with $2,500,000 Note Financing             4(a)         (119,466)              --
  Warrants issued with $693,000 Convertible Notes            5(e)               --         (924,120)
  Warrants issued with $30,000,000 Convertible Notes         5(i)       (5,853,857)              --
  Warrants issued with Series D Preferred Stock              7(d)               --         (400,214)
  Warrants issued with Series H Preferred Stock              6(a)         (359,907)      (1,264,109)
  Warrants issued with Series F Preferred Stock              6(d)               --         (563,096)
  Other warrants                                             8(b)      (19,556,950)     (24,310,057)
                                                                      -----------------------------
Total derivative liabilities                                          $(37,075,023)    $(35,939,235)
                                                                      =============================

See the notes referenced in the table for details of the origination and accounting for these derivative financial instruments. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three and nine months ended September 30, 2006 and 2005.


                                              Three months     Three months      Nine months      Nine months
                                                  ended            ended            ended            ended
                                              September 30,    September 30,    September 30,    September 30,
                                                  2006             2005             2006             2005
                                              ----------------------------------------------------------------

Derivative income (expense):
  Convertible note and warrant financings      $   338,406      $14,161,562     $  (622,453)     $(38,746,429)
  Preferred stock and warrant financings         2,471,296       10,485,803       2,332,192       (10,637,376)
  Other warrants and  derivative contracts       8,246,718       (1,326,345)      9,248,670        (3,134,825)
                                              ----------------------------------------------------------------
                                               $11,056,420      $23,321,020     $10,958,409      $(52,518,630)
                                              ================================================================

Additional information related to individual financings can be found in notes 5, 6 and 8.

Our derivative liabilities as of September 30, 2006 and December 31, 2005, and our derivative losses during the three and nine months ended September 30, 2006 and 2005 are significant to our consolidated financial statements. The magnitude of the derivative income (expense) amounts for each of the periods reflect the following:

(a) During the quarters ended September 30, 2006 and September 30, 2005, the trading price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price declines. To illustrate, the closing price of our common stock decreased from $0.61 to $0.51 during the quarter ended September 30, 2006 and from $0.93 to $0.61 during the quarter ended September 30, 2005. The lower stock prices had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with credits to our income. The price of the common stock also declined during the nine months ended September 30, 2006, from $0.58 to $0.51, thereby contributing to the derivative income impact for this period. In contrast, during the nine months ended September 30, 2005, the price of our common stock increased significantly, from $0.17 at January 3, 2005 to $0.61 at September 30, 2005. As a result, a significant charge was recorded to our income.

(b) During the nine months ended September 30, 2005, we entered into a $2,300,000 debt and warrant financing arrangement, more fully discussed in
Note 5(b). In connection with our accounting for this financing we encountered the unusual circumstance of a day-one loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $8,663,869. We did not enter into any other financing arrangements during the periods reported that reflected day-one losses.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of September 30, 2006:


                                                           Conversion
Financing or other contractual arrangement:      Note       Features        Warrants          Total
                                                           ------------------------------------------
  $2,500,000 Note Financing                      4(a)              --         300,000          300,000
  $600,000 Convertible Note Financing            5(c)       3,075,000              --        3,075,000
  $1,080,000 Convertible Note Financing          5(g)       1,722,000              --        1,722,000
  $30,000,000 Convertible Note Financing         5(i)      50,840,336      12,857,143       63,697,479
  Series H Convertible Preferred Stock (a)       6(a)              --       3,137,500        3,137,500
  Series J Convertible Preferred Stock           6(b)      20,000,000              --       20,000,000
  Other warrants and contracts                   8(b)              --      54,574,688       54,574,688
                                                           -------------------------------------------
                                                           75,637,336      70,869,331      146,506,667
                                                           ===========================================

(a) As more fully described in Notes 6(a) and 6(c) these instruments were afforded the conventional convertible exemption, which means we did not have to bifurcate the embedded conversion feature. However, we were required to bifurcate certain other embedded derivatives as discussed in the notes. Although the conversion features did not require derivative accounting, we are required to also consider the 1,312,500 and 9,500,000 common shares, respectively, into which these instruments are convertible in determining whether we have sufficient authorized and unissued common shares for all of our share-settled obligations.

During October 2006, the Financial Accounting Standards Board exposed for public comment FASB Staff Position 00-19(b), Accounting for Registration Payment Arrangements, which, if promulgated in its current form would amend Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the proposed amendment will provide for the exclusion of registration payments, such as the liquidated damages that we have incurred, from the consideration of classification of financial instruments. Rather, such registration payments would be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. Our current financial arrangements result in liability classification because of registration payments and variable-priced instruments that cause share settlement of all of our derivative instruments to be beyond our control. Until we can amend or redeem the variable-indexed instruments, we will not receive the benefit of equity reclassification. Upon amendment or redemption, substantially all of our derivative financial instruments will be reclassified to stockholders' equity at their adjusted fair value and we will no longer be required to reflect fair value changes in our earnings.

Advertising and Promotion Costs
-------------------------------

Advertising and promotion costs, which are included in selling expenses, are expensed as incurred and aggregated $3,190,312 and $626,843 for the three months ended September 30, 2006 and 2005, respectively. Advertising and Promotion costs were $5,377,445 and $1,138,397 for the nine months ended September 30, 2006 and 2005, respectively.

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

Income (Loss) Per Common Share
------------------------------

Our basic income (loss) per common share is computed by dividing income
(loss) applicable to common stockholders by the weighted average number of common share outstanding during the reporting period. Diluted income (loss) per common share is computed similar to basic income (loss) per common share except that diluted income (loss) per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three and nine months ended September 30, 2006 potential common shares arising from our stock options, stock warrants, convertible debt and convertible preferred stock amounting to 115,339,001 and 122,567,616 shares, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive. For the three and nine months ended September 30, 2005 potential common shares arising from our stock options, stock warrants, convertible debt and convertible preferred stock amounting to 139,575,171 and142,611,032 shares, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 3 - Accrued liabilities

Accrued liabilities consist of the following as of September 30, 2006 and December 31, 2005:

                                                        2006            2005
                                                     --------------------------

Liquidated damages due to late registration (a)      $3,143,331      $  303,750
Investor relations liability (b)                      1,372,000       1,545,565
Production processor liability (c)                    1,183,557         182,814
Accrued payroll and related taxes                       351,527         636,757
Accrued interest                                        559,358         376,198
Marketing and promotion accrual (d)                   2,099,495              --
Accrued finance fees for July 2006 financing            975,000              --
Discontinued products (e)                                    --       1,710,734
Other                                                   300,583         116,459
                                                     --------------------------
                                                     $9,984,851      $4,872,277
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

(b) We entered into a contract with an investor relations firm during 2005 that required payment in our equity securities. This liability represents the cost of the shares, which have not yet been issued.

(c) Represents amounts owed to our 3rd party production processor. Approximately $1.1 million of this balance relates to penalties incurred as a result of not meeting minimum monthly production requirements (idle capacity costs).

(d) Represents liability associated with nationwide sales and marketing program that was launched during the quarter ended September 30, 2006.

(e) During our year ended December 31, 2005, we discontinued certain product lines and, as a result, incurred certain penalties under purchase commitments with our manufacturing vendors. We accrued these penalties upon our decision to discontinue the products.

Note 4 - Notes Payable

Notes payable consist of the following as of September 30, 2006 and December 31, 2005:


                                                                      2006           2005
                                                                   ------------------------

$2,500,000 face value note payable, due November 12, 2006 (a)      $      --      $      --
$  750,000 face value note payable, due September 3, 2004 (b)             --        750,000
$  187,743 face value note payable, due December 31, 2005 (c)        187,743        187,743
Other notes payable                                                  137,569             --
                                                                   ------------------------
  Total notes payable                                                325,312        937,743
Less current maturities                                             (243,627)      (937,743)
                                                                   ------------------------
Long-term notes payable                                            $  81,685      $      --
                                                                   ========================

(a) $2,500,000 Note Payable, due November 12, 2006:
---------------------------------------------------

On May 12, 2006, we issued $2,500,000 of six-month, 10% notes payable plus detachable warrants to purchase 1,500,000 shares of our common stock with a strike price of $0.80 for a period of five-years. Net proceeds from this financing transaction amounted to $2,235,000. The holder has the option to redeem the notes for cash in the event of default and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). We evaluated the terms and conditions of the notes and warrants and determined that (i) the Default Put required bifurcation because it did not meet the "clearly and closely related" criteria of FAS 133 and (ii) the warrants did not meet all of the requisite conditions for equity classification under FAS 133. As a result, the net proceeds from the arrangement were first allocated to the Default Put ($87,146) and the warrants ($901,665) based upon their fair values, because these instruments are required to be initially and subsequently carried at fair values.

On July 26, 2006, $1,000,000 of the outstanding note balance and 1,200,000 of the warrants were included in a debt exchange with a new convertible debt financing which occurred on July 26, 2006 (See Note 5(i)). The terms of the exchange resulted in the treatment of the transaction as a debt extinguishment, resulting in a loss of $357,054. The remaining balance of $1,500,000 was repaid on July 31, 2006 resulting in an extinguishment gain of approximately $485,000.

At September 30, 2006, there was a warrant liability for the remaining 300,000 warrants which will continue to be recorded at fair value until the warrants are either exercised or expire.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $2,500,000 Note Payable.


                                   Three months     Three months     Nine months      Nine months
                                      ended            ended            Ended            ended
                                  September 30,    September 30,    September 30,    September 30,
                                       2006             2005             2006             2005
                                  ----------------------------------------------------------------

Derivative income (expense):
  Default Put                        $180,905           --            $(35,831)           --
                                     =======================================================
  Warrant derivative                 $135,804           --            $298,239            --
                                     =======================================================

We estimated the fair value of the put on the inception date using a cash flow technique that involves probability weighting multiple outcomes. We estimated the warrant value using the Black Scholes-Merton valuation technique. Significant assumptions included in our valuation models are as follows:

                                      Inception     September 30, 2006
                                     ---------------------------------
Trading value of common stock           $0.75             $0.51
Warrant strike price                    $0.80             $0.80
Volatility                             133.00%           133.00%
Risk free rate                           5.08%             5.04%
Expected term                        Stated term      Remaining term
Discount rate used for cash flows       13.75%            14.00%

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

The above allocations resulted in a discount to the carrying value of the notes amounting to approximately $1,246,000. This discount, along with related deferred finance costs and future interest payments were amortized through periodic charges to interest expense using the effective method until the date of the repayment and the debt exchange. Interest expense during the nine months ended September 30, 2006 amounted to approximately $351,000.

(b) On May 9, 2004 we received the proceeds of a $750,000 loan from Mid-Am Capital, payable September 3, 2004, with an interest rate of 8%. This loan was secured by a general security interest in all of our assets. The loan was repaid in full during the quarter ended September 30, 2006.

(c) In 1999, we issued a promissory note to assume existing debt owed by our then Chinese joint venture subsidiary to a supplier, International Paper. The face value of that unsecured note was $282,637 at an annual interest rate of 10.5%. The note originally required 23 monthly payments of $7,250 and a balloon payment of $159,862 due on July 15, 2000. During 2000, we negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which amount represents interest due through the extension date. The balance due on this note is $187,743 at September 30, 2006 and December 31, 2005, all of which is delinquent.

Note 5 - Convertible Debt

Convertible debt carrying values consist of the following as of September 30, 2006 and December 31, 2005:


                                                                    2006             2005
                                                                 ------------------------

$   200,000 Convertible Note Payable, due November 2006 (a)      $        --      $  187,934
$ 15,000 Convertible Note Payable, due May 2007 (b)                       --           1,620
$ 600,000 Convertible Note Payable, due December 2005 (c)            450,000         600,000
$ 6,250 Convertible Note Payable, due April 30, 2006 (e)                  --           5,188
$ 25,000 Convertible Note Payable, due October 1, 2006 (f)                --          30,278
$ 168,000 Convertible Note Payable, due December 1, 2005(g)          168,000         187,760
$30,000,000 Convertible Note Payable, due July 31, 2010 (i)       20,228,607              --
                                                                 ---------------------------
                                                                 $20,846,607      $1,012,780
                                                                 ===========================

(a) $400,000 Convertible Note Financing
---------------------------------------

On November 20, 2003, we issued $400,000 of 8.0% convertible notes payable, due November 20, 2005 plus warrants to purchase 14,000,000 shares of our common stock with a strike prices ranging from $0.05 to $1.00 for a period of three years. In November 2005, the underlying note agreement was modified to extend the maturity date to November 2006. As of December 31, 2005, this note had an outstanding face value of $200,000, which was fully converted by September 30, 2006. The convertible notes were convertible into a variable number of our common shares based upon a variable conversion price of the lower of $0.05 or 75% of the closing market price near the conversion date. The holder had the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $-0- and $1,311,000 as of September 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet. Warrants related to the financing were fully converted prior to December 31, 2005.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $400,000 convertible note financing.


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)
  Compound derivative            $ (196,200)       $864,000        $ (551,400)     $(1,878,000)
                                 =============================================================
  Warrant derivative             $       --        $     --        $       --      $(5,733,700)
                                 =============================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes to zero. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the nine months ended September 30, 2006 and 2005 amounted to approximately $22,000 and $74,000, respectively.

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

(b) $2,300,000 Convertible Note Financing:
------------------------------------------

On January 28, 2005, May 23, 2005 and August 18, 2005, we issued $1,150,000, $500,000 and $650,000, respectively of 8.0% convertible notes payable, due January 28, 2007 plus warrants to purchase 9,200,000, 4,000,000 and 5,200,000, respectively, shares of our common stock with a strike price of $0.129 for a period of five years. At December 31, 2005, this note had an outstanding face value of $15,000, which was fully converted by August 30, 2006. The reduction in face value resulted from conversions to common stock. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.125 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder had the option to redeem the convertible notes payable for cash at 120% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification was not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $-0- and $4,867 as of September 30, 2006 and December 31, 2005, respectively.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $2,300,000 convertible note financing:


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)
  Compound derivative            $  (24,278)      $4,167,234       $(24,868)       $(6,791,319)
                                 =============================================================
  Warrant derivative             $       --       $       --       $     --        $(8,189,280)
                                 =============================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the nine months ended September 30, 2006 and 2005 amounted to approximately $38,500 and $244,800, respectively.

(c) $600,000 Convertible Note Financing:
----------------------------------------

On June 29, 2004, we issued $600,000 of 10.0% convertible notes payable, due December 31, 2005, plus warrants to purchase 2,000,000 and 5,000,000 shares of our common stock with strike prices of $0.25 and $1.00, respectively, for a periods of five and two years, respectively. Net proceeds from this financing arrangement amounted to $500,000. As of September 30, 2006 and December 31, 2005, the outstanding principal balance on this note was $450,000 and $600,000, respectively. The reduction in principal was due to note conversions. As of September 30, 2006, this debt is past due and the outstanding carrying value of $450,000 does not include $51,000 of capitalized interest, which is being reflected in accrued liabilities. The convertible note is convertible into a fixed number of our common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. We have the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with this financing arrangement of $620,100 and $153,700 as of September 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

As of December 31, 2005, all warrants related to the financing had been converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $600,000 convertible note financing:


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)
  Compound derivative              $5,300          $110,100        $(466,400)      $(1,472,067)
                                   ===========================================================
  Warrant derivative               $   --          $     --        $      --       $(5,478,300)
                                   ===========================================================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the nine months ended September 30, 2006 and 2005 amounted to approximately $-0- and $350,000, respectively.

(d) $240,000 Convertible Note Financing:
----------------------------------------

On December 22, 2004, we issued $240,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 800,000 shares of our common stock at $0.15 for five years. Net proceeds from this financing arrangement amounted to $196,500. As of June 30, 2005, this debt had been fully converted. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder had the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we were required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection and it did not otherwise meet the conditions for equity classification. Since equity classification was not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put was indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. These amounts are included in Derivative Liabilities on our balance sheet. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As of September 30, 2005 all warrant liabilities related to the financing had been fully converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $240,000 convertible note financing:


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)
  Compound derivative            $       --        $     --        $      --        $(55,604)
                                 ===========================================================
  Warrant derivative             $       --        $265,740        $      --        $ 55,540
                                 ===========================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the nine months ended September 30, 2006 and 2005 amounted to approximately $-0- and $90,000, respectively.

(e) $693,000 Convertible Note Financing:
----------------------------------------

On October 29, 2004, we issued $693,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 2,200,000 shares of our common stock at $0.15 for five years. Net proceeds from this financing arrangement amounted to $550,000. As of December 31, 2005, this debt had face value $6,250 outstanding which amount had been fully converted by April 30, 2006. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder had the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we were required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In our evaluation of this instrument, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification was not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the criteria necessary for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances of $-0- and $42,878 as of September 30, 2006 and December 31, 2005, respectively. Our valuation model resulted in warrant derivative balances associated arising from the convertible note financing of $-0- and $924,120 as of September 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $693,000 convertible note financing:


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)
  Compound derivative             $    --          $ 22,625         $(6,143)       $(2,611,650)
                                  ============================================================
  Warrant derivative              $    --          $538,220         $    --        $  (707,880)
                                  =============================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the nine months ended September 30, 2006 and 2005 amounted to approximately $3,711 and $253,000, respectively.

(f) $660,000 Convertible Note Financing:
----------------------------------------

On April 2, 2004, we issued $660,000 of 10.0% convertible notes payable, due October 1, 2005, plus warrants to purchase 3,000,000 shares of our common stock at $0.15 for five years. Net proceeds from this financing arrangement amounted to $493,000. As of December 31, 2005, this debt had a face value $25,000 outstanding which amount had been fully converted by June 30, 2006. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder had the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we were required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances of $-0- and $159,250 as of September 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet. As of September 30, 2005, all warrants related to the financing had been fully converted.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $660,000 convertible note financing:


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)
  Compound derivative            $       --       $(435,861)        $(3,250)       $(2,793,746)
                                 =============================================================
  Warrant derivative             $       --       $      --         $    --        $    61,800
                                 =============================================================

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of the warrant derivative is significantly affected by changes in our trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the nine months ended September 30, 2006 and 2005 amounted to approximately $-0- and $111,465, respectively.

(g) $1,008,000 Convertible Note Financing:
------------------------------------------

On June 29, 2004, we issued $1,008,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 3,200,000 and 8,000,000 shares of our common stock at $0.25 and $2.00, respectively, for a periods of five years. Net proceeds from this financing arrangement amounted to $679,000. We had an outstanding balance of $168,000 and $187,760 as of September 30, 2006 and December 31, 2005, respectively on this note. The convertible notes were convertible into a fixed number of our common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. We had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $1,008,000 convertible note financing:


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)
  Compound derivative             $53,424        $   644,804       $(16,251)      $(2,531,373)
                                  ===========================================================
  Warrant derivative              $    --        $ 7,361,600             --       $   220,800
                                  ===========================================================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the nine months ended September 30, 2006 and 2005 amounted to approximately $0 and $485,000, respectively.

(h) $360,000 Convertible Note Financing:
----------------------------------------

On April 21, 2005, we issued $360,000, nine-month-term, 10% convertible notes payable, due October 31, 2005. Net proceeds for this financing transaction amounted to $277,488. The notes were convertible into shares of common stock at a fixed conversion rate of $0.20, with anti-dilution protection for sales of securities below the fixed conversion price. The holder converted the notes on September 30, 2005. We had the option to redeem the notes payable for cash at 120% of the face value. The holder had the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

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


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)
  Compound derivative            $      --         $623,100        $      --        $(841,650)
                                 ============================================================

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

The above allocations resulted in a discount to the carrying value of the notes amounting to approximately $173,925. This discount, along with related deferred finance costs and future interest payments, are being amortized through periodic charges to interest expense using the effective method. Interest expense during the nine months ended September 30, 2005 amounted to approximately $163,000.

(i) $30,000,000 Convertible Note Financing:
-------------------------------------------

On July 26, 2006, we issued $30,000,000 of 9.0% convertible notes payable, due January 27, 2010, plus warrants to purchase 12,857,143 shares of our common stock at $0.73, for a period of five years. Net proceeds from this financing arrangement amounted to approximately $15,000,000 (net of approximately $1,090,000 in financing costs) and $15,000,000 to be held in escrow for future release, pending the occurrence of certain defined events. There was a $1,000,000 note balance related to the May 2006 financing that was exchanged for an equal amount of convertible notes from this financing (See Note 4(a) for our accounting for that exchange). We had a carrying value on this note of $20,229,000 as of September 30, 2006. The convertible notes are convertible into a fixed number of our common shares based upon a conversion price of $0.70 with anti-dilution protection for sales of securities below the fixed conversion price. We have the option to redeem the convertible notes for cash at an amount equal to the note balance plus accrued interest including the amount of unpaid interest that would have been paid through the third anniversary of the note. The holder has the option to redeem the convertible notes payable for cash at 125% of the face value in the event of default and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). We have the option to redeem the notes payable at a date earlier than maturity (the "call option"). If we exercise the call option, the holders will have the right to exercise an additional 42,857,142 warrants and receive common shares to which the contingent warrants are indexed to. Absent the Company's exercise of its call option to redeem the convertible notes, the holders have no rights to exercise the warrants and receive common shares to which the contingent warrants are indexed. The Company currently has no plans in the foreseeable future to exercise its call option. If the Company does exercise its call option, however, the number of our common shares that are issuable upon the exercise of the contingent warrants is limited to the number of our common shares underlying the convertible notes that have been redeemed. In addition, we extended registration rights to the holder that required registration and continuing effectiveness thereof; we are required to pay monthly liquidating damages of 3.0% for defaults under this provision.

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

On August 31, 2006, the Company entered into Amendment Agreements in which the investors agreed to release the Company from events of default that occurred under the terms of the original July 26, 2006 financing. In exchange, Amended and Restated Notes were issued in which the conversion price on the $15,000,000 financing, which was held in escrow, was reduced from $0.70 to $0.51. In addition, the holder could require the Company to redeem any portion of the Amended and Restated Note in cash or common stock at 125% from October 10, 2006 through December 31, 2006. This debt modification was deemed to be a modification rather than a debt extinguishment since it did not rise to the requirements of EITF 96-19 to be deemed a debt extinguishment. The change in the conversion price caused an additional embedded conversion feature liability of approximately $646,000 which was also recorded as a reduction in the carrying amount of the debt.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the $30,000,000 convertible note financing:


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)
  Compound derivative            $(478,692)       $      --       $(478,692)        $      --
                                 ============================================================
  Warrant derivative             $ 662,143        $      --       $ 662,143         $      --
                                 ============================================================

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

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the nine months ended September 30, 2006 amounted to approximately $97,000.

Derivative warrant fair values are calculated using the Black-Scholes-Merton valuation technique. Significant assumptions as of September 30, 2006, corresponding to each of the series of warrants are as follows:

                                 Series A
                                 --------

Trading market price              $0.51
Strike price                      $0.73
Volatility                        94.25%
Risk-free rate                     5.02%
Remaining term/life (years)        4.75

Our stock prices have been highly volatile. Future fair value changes are significantly influenced by our trading common stock prices. As previously discussed herein, changes in fair value of derivative financial instruments are reflected in earnings.

Note 6 - Preferred Stock

Our articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock. We have designated this authorized preferred stock, as follows:

(a) Series H Preferred Stock:
-----------------------------

We have designated 350,000 shares of our preferred stock as Series H Cumulative Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series H Preferred Stock has cumulative dividend rights at 7.0% of the stated amount, ranks senior to common stock and is non-voting. As of September 30, 2006 and December 31, 2005, the preferred stock liability was $502,507 and $388,305, respectively. The Series H preferred stock is convertible into our common stock at a fixed conversion price of $0.40 per common share. The Series H Preferred Stock is mandatorily redeemable for common stock on the fifth anniversary of its issuance. We have the option to redeem the Series H Preferred Stock for cash at 135% of the stated value. The holder has the option to redeem the Series H Preferred Stock for cash at 140% of the stated value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, listing of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put").

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

Between December 2001 and March 2002, we issued 175,500 shares of Series H Preferred Stock for cash of $1,755,000, plus warrants to purchase an aggregate of 4,387,500 shares of common stock at $0.50 for five years. As of September 30, 2006 and December 31, 2005, shares of preferred stock outstanding were 52,500 and 64,500, respectively, and warrants outstanding were 3,379,435 and 4,387,500, respectively. We initially allocated $1,596,228 of the proceeds from the Series H Preferred financings to the warrants at their fair values because the warrants did not meet all of the conditions necessary for equity classification and, accordingly, are carried as derivative liabilities, at fair value. We also allocated $134,228 to the Default Puts which, as described above are carried as derivative liabilities, at fair value. Finally, we recorded derivative expense of $9,666 because one of the financings did not result in sufficient proceeds to record the derivative financial instruments at fair values on the inception date.

We estimated the fair value of the derivative warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique. As a result of applying this technique, our valuation of the derivative warrants amounted to $359,907 and $1,264,109 as of September 30, 2006 and December 31, 2005, respectively. We estimated the fair value of the Default Puts on the inception dates, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Significant assumptions underlying the probability-weighted outcomes included both our history of similar default events, all available information about our business plans that could give rise to or risk defaults and the imminence of impending or current defaults. As a result of these subjective estimates, our valuation model resulted in Default Put balances associated with the Series H Preferred Stock of $549,576 and $381,377 as of September 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet. The following table illustrates fair value adjustments that we have recorded related to the Default Puts on the Series H Preferred Stock.


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
Derivative income (expense)         2006             2005             2006             2005
                               ----------------------------------------------------------------

  Default Put                    $(47,124)       $   (2,064)       $(168,198)      $    (6,191)
                                 =============================================================
   Derivative Warrants           $480,363        $1,346,635        $ 904,202       $(1,361,786)
                                 =============================================================

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in our estimates about the probability of default events and amortization of the time-value element embedded in our calculations. Higher derivative expense in the three and nine months ended September 30, 2006, when compared to the same periods of 2005, reflected the increased probability that the Default Put would become exercisable because we would not timely file certain reports with the Securities and Exchange Commission. While the Default Put became exercisable at that time, the holders of the Series H Preferred Stock did not exercise their right prior to curing the event. There can be no assurances that the holders of the Series H Preferred Stock would not exercise their rights should further defaults arise.

The discounts to the Series H Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the three and nine months ended September 30, 2006 and 2005:


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Cumulative dividends at 7%        $ 35,100         $35,100          $105,300         $105,300
Accretions                         144,640          16,298           224,202          518,915
                                  -----------------------------------------------------------
                                  $179,740         $51,398          $329,502         $624,215
                                  ===========================================================

As of September 30, 2006, $421,200 of cumulative dividends are in arrears on Series H Preferred Stock.

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

Based upon our evaluation of the terms and conditions of the Series J Preferred Stock, we concluded that its features were more akin to a debt instrument than an equity instrument, which means that our accounting conclusions are generally based upon standards related to a traditional debt security. Our evaluation concluded that the embedded conversion feature was not afforded the exemption as a conventional convertible instrument due to certain variability in the conversion price, and it further did not meet the conditions for equity classification. Therefore, we are required to bifurcate the embedded conversion feature and carry it as a liability. We also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt-type instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. In addition, due to the default and contingent redemption features of the Series J Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, our valuation model resulted in compound derivative balances associated with the Series J Preferred Stock of $4,452,000 and $5,628,000 as of September 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet.

The following table illustrates fair value adjustments that we have recorded related to the derivative financial instruments associated with the Series J Preferred Stock.


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)
  Compound derivative            $1,652,000       $3,584,000       $1,176,000      $(4,452,000)
                                 =============================================================
  Warrant derivative             $       --       $2,515,200       $       --      $(3,136,000)
                                 =============================================================

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

The discounts to the Series J Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the three and nine months ended September 30, 2006 and 2005:


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Cumulative dividends at 8%        $ 40,000         $ 40,000         $120,000         $120,000
Accretions                         183,289          102,229          478,570          266,923
                                  -----------------------------------------------------------
                                  $223,289         $142,229         $598,570         $386,923
                                  ===========================================================

As of September 30, 2006, $600,000 of cumulative dividends are in arrears on Series J Preferred Stock.

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

We estimated the fair value of the Default Puts on the inception dates, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Significant assumptions underlying the probability-weighted outcomes included both our history of similar default events, all available information about our business plans that could give rise to or risk defaults, and the imminence of impending or current defaults. As a result of these subjective estimates, our valuation model resulted in Default Put balances associated with the Series K Preferred Stock of $276,864 and $206,200 as of September 30, 2006 and December 31, 2005, respectively. These amounts are included in Derivative Liabilities on our balance sheet. The following table illustrates fair value adjustments that we have recorded related to the Default Puts on the Series K Preferred Stock.


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Derivative income (expense)       $(4,614)         $(1,256)        $(70,664)         $(3,769)
                                  ==========================================================

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in our estimates about the probability of default events and amortization of the time-value element embedded in our calculations. Higher derivative expense in the three and nine months ended September 30, 2006, when compared to the same periods of 2005, reflected the increased probability that the Default Put would become exercisable because we would not timely file certain reports with the Securities and Exchange Commission. While the Default Put became exercisable at that time, the holders of the Series K Preferred Stock did not exercise their right prior to curing the event. There can be no assurances that the holders of the Series K Preferred Stock would not exercise their rights should further defaults arise.

The discounts to the Series K Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to paid-in capital using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the three and nine months ended September 30, 2006 and 2005:


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
                                    2006             2005             2006             2005
                               ----------------------------------------------------------------

Cumulative dividends at 8%        $19,000          $19,000          $57,000          $57,000
Accretions                         11,360           10,682           33,561           31,560
                                  ----------------------------------------------------------
                                  $30,360          $29,682          $90,561          $88,560
                                  ==========================================================

As of September 30, 2006, $190,000 of cumulative dividends are in arrears on Series K Preferred Stock.

(d) Other Preferred Stock Designations and Financings:
------------------------------------------------------

Series A Preferred: We have designated 500,000 shares of our preferred stock as Series A Convertible Preferred Stock. There were no Series A Preferred Stock outstanding during the periods presented.

Series B Preferred: We have designated 1,260,000 shares of our preferred stock as Series B Convertible Preferred Stock with a stated and liquidation value of $1.00 per share. Series B Preferred has cumulative dividend rights of 9.0%, ranks senior to common stock and has voting rights equal to the number of common shares into which it may be converted. Series B Preferred is convertible into common on a share for share basis. Based upon our evaluation of the terms and conditions of the Series B Preferred Stock, we have concluded that it meets all of the requirements for equity classification. We have 107,440 shares of Series B Preferred outstanding as of September 30, 2006 and December 31, 2005.

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

Series F Preferred: We have designated 200,000 shares of our preferred stock as Series F Convertible Preferred Stock with a stated and liquidation value of $10 per share. There were 5,248 shares of Series F Preferred Stock outstanding as of December 31, 2005. The shares were fully converted by September 30, 2006. Series F Preferred is non-voting and convertible into common stock at a variable conversion price equal to the lower of $0.60 or 75% of the trading prices near the conversion date. In addition, the holder had the option to redeem the convertible notes payable for cash at 125% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the "Default Put"). We concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to variable conversion feature and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt-type instruments. These two derivative features were combined into one compound derivative instrument. In addition, due to the default and contingent redemption features of the Series F Preferred Stock, we classified this instrument as redeemable preferred stock, outside of stockholders' equity.

Series I Preferred: We have designated 200,000 shares of our preferred stock as Series I Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series I Preferred has cumulative dividend rights at 8.0% of the stated value, ranks senior to common stock and is non-voting. Series I Preferred is convertible into a variable number of common shares at the lower conversion price of $0.40 or 75% of the trading market price. There were no Series I Preferred Stock outstanding as of September 30, 2006 and December 31, 2005. We accounted for Series I Preferred Stock while it was outstanding as an instrument that was more akin to a debt instrument. We also bifurcated the embedded conversion feature and freestanding warrants issued with the financing and carried these amounts as derivative liabilities, at fair value. The table below reflects derivative income and (expense) associated with changes in the fair value of this derivative financial instrument.

The following table summarizes derivative income (expense) related to compound derivatives and freestanding warrant derivatives that arose in connection with the preferred stock transactions discussed above.


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
Derivative income (expense)         2006             2005             2006             2005
                               ----------------------------------------------------------------

Series D Preferred:
  Warrant derivative              $337,714       $   823,734       $ 331,509      $  (153,788)
Series F Preferred:
  Compound derivative               31,819        (1,198,083)       (403,753)      (1,269,520)
  Warrant derivative                21,138         3,417,637         563,096           65,780
Series I Preferred:
  Compound derivative                   --                --              --          (69,620)
  Warrant derivative                    --                --              --         (250,482)
                                  -----------------------------------------------------------
                                  $390,671       $ 3,043,288       $ 490,852      $(1,677,630)
                                  ===========================================================

Note 7 - Share Based Payments

We have adopted certain incentive share-based plans that provide for the grant of up to 10,397,745 stock options to our directors, officers and key employees. As of September 30, 2006, there were 660,655 shares of common stock reserved for issuance under our stock plans. Options granted under plans prior to May, 2005 are fully vested. Subsequent options granted are under plans which become exercisable over two years in equal annual installments with the first third exercisable on grant date, provided that the individual is continuously employed by us. We did not grant options during the nine months ended September 30, 2006.

On January 1, 2006, we adopted Financial Accounting Standard 123 (revised
2004), Share-Based Payments ("FAS 123(R)") which is a revision of FAS No. 123, using the modified prospective method. Under this method, compensation cost recognized for the nine months ended September 30, 2006 includes compensation cost for all share-based payments modified or granted prior to but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R.

As we had previously adopted the fair-value provisions of FAS No. 123, effective January 1, 2005, the adoption of FAS 123(R) had a negligible impact on our earnings. We recorded compensation costs of $110,911 and $333,868 for the three and nine months ended September 30, 2006, respectively, and $102,782 and $654,592 for the three and nine months ended September 30, 2005. We recognized no tax benefit for share-based compensation arrangements due to the fact that we are in a cumulative loss position and recognize no tax benefits in our Consolidated Statement of Operations.

As required by FAS 123(R), we estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for two groups of employees - directors / officers and key employees based on historical experience. We adjust estimated forfeitures to actual forfeiture experience as needed. The cumulative effect of adopting FAS 123(R) of $17,000, which represents estimated forfeitures for options outstanding at the date of adoption, was not material and therefore has been recorded as a reduction of our stock-based compensation costs in Selling and General and Administrative expenses expense rather than displayed separately as a cumulative change in accounting principle in the Consolidated Statement of Operations. The adoption of SFAS No. 123(R) had no effect on cash flow from operating activities or cash flow from financing activities for the nine months ended September 30, 2006.

We estimate the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions and amortize that value to expense over the option's vesting period using the straight-line attribution approach:

                               Third     Nine months     Third     Nine months
                              Quarter       ended       Quarter       ended
                               2006 *       2006 *       2005 *        2005
                              ------------------------------------------------

Expected Term (in years)        n/a          n/a          n/a            6
Risk-free rate                  n/a          n/a          n/a         5.01%
Expected volatility             n/a          n/a          n/a          141%
Expected dividends              n/a          n/a          n/a            0%

*  No options were granted for the respective periods.

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

A summary of option activity under the stock incentive plans for the nine months ended September 30, 2006 is presented below:


                                                                  Average
                                                                 Weighted-     Remaining
                                                                  Average     Contractual     Aggregate
                                                                 Exercise         Term        Intrinsic
                    Options                           Shares       Price       (in years)       Value
------------------------------------------------    ---------    ---------    -----------     ---------
Outstanding at December 31, 2005                    9,600,422      $0.32
Granted                                                     -          -
Exercised                                                   -          -
Forfeited                                             (41,667)     $0.25
Expired                                              (155,000)     $0.75

Outstanding at September 30, 2006                   9,403,755      $0.31          8.61       $2,234,945
                                                    =========      =====          ====       ==========

Vested or expected to vest at September 30, 2006    9,114,991      $0.31          8.61       $2,161,956
                                                    =========      =====          ====       ==========

Exercisable at September 30 , 2006                  6,470,283      $0.33          8.61       $1,492,908
                                                    =========      =====          ====       ==========

No options were granted during the nine months ended September 30, 2006. There were no options granted during the third quarter of 2005. The weighted-average fair value of options granted during the nine months ended September 30, 2005 was $0.15. There were no exercises of options during the nine months ended September 30, 2006 and the same period in 2005.

At September 30, 2006, the Company had $311,904 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of one year.

Note 8 - Other Stockholders' Equity

(a) Issuances of Common Stock During the Three Month Period Ended
-----------------------------------------------------------------
September 30, 2006
------------------

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

On July 14, August 14 and August 31, 2006, we issued, in the aggregate, 275,000 shares of common stock pursuant to a conversion of our Series H preferred stock. The shares of common stock underlying the preferred were issued pursuant to Regulation D.

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

On September 13, 2006, we issued, in the aggregate, 161,527 shares of common stock pursuant to a conversion of our Series F preferred stock. The shares of common stock underlying the preferred were issued pursuant to Regulation D.

On September 28, 2006, we issued 4,000,000 shares of common stock pursuant to a conversion of our November 2003 convertible note. The shares of common stock underlying the convertible note were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 3, 2004.

On September 28, 2006, we issued 1,000,000 shares of common stock pursuant to a conversion of our June 2004 convertible note. The shares of common stock underlying the convertible note were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

(b) Outstanding Warrants
------------------------

As of September 30, 2006, we had the following outstanding warrants:


                                                                             Warrants/
                                                              Expiration      Options     Exercise
Warrants                                        Grant date       date         Granted       Price

Series H Preferred Stock Financing               12/5/2001     12/4/2006     2,637,500      0.500
Series H Preferred Stock Financing               1/30/2002     1/30/2007       375,000      0.500
Series H Preferred Stock Financing               2/15/2002     2/14/2007       125,000      0.500
Warrant to Licensor                              6/20/2005     6/19/2007     1,000,000      0.050
Warrant to Consultant                             4/8/2005      4/7/2007     1,000,000      0.250
Warrant to Distributor                           8/30/2005     8/29/2008    30,000,000      0.360
November 2005 Common Stock Financing            11/28/2005    11/27/2010    15,667,188      0.800
November 2005 Common Stock Financing            11/28/2005    11/27/2010     1,012,500      0.500
Warrant to Distributor                           9/19/2006     9/19/2012     5,870,000      0.730
May 2006 Debt Financing                          5/12/2006     5/11/2011       300,000      0.800
Other Financings                                12/27/2001     2/28/2007        25,000      0.400
July 2006 Senior Convertible Notes Financing     7/27/2006     7/26/2012    12,857,143      0.730
                                                                            ----------
Total Warrants                                                              70,869,331
                                                                            ==========

The table above excludes contingent warrants to purchase 42,857,142 shares of the Company's common stock. These contingent warrants were issued in connection with the convertible debt and warrant arrangement discussed in Note 5(i). The warrant holders' ability to exercise these warrants is contingent upon the Company's exercise of its call option to redeem the specified convertible notes payable at a date earlier than maturity. Absent the Company's exercise of its call option to redeem the convertible notes, the holders have no rights to exercise the warrants and receive common shares to which the contingent warrants are indexed. The Company currently has no plans in the foreseeable future to exercise its call option. If the Company does exercise its call option, however, the number of our common shares that are issuable upon the exercise of the contingent warrants is limited to the number of our common shares underlying the convertible notes that have been redeemed.

Derivative income (expense) associated with these other warrants are summarized in the table below.


                                Three months     Three months     Nine months      Nine months
                                   ended            ended            Ended            ended
                               September 30,    September 30,    September 30,    September 30,
Derivative income (expense)         2006             2005             2006             2005
                               ----------------------------------------------------------------
  Warrant derivative             $8,246,718     $(1,326,345)       $9,248,670     $(3,134,825)
                                 =============================================================

Note 9 - Commitments and Contingencies

Lease of Office
---------------

We lease office space, used for our corporate offices in Florida, under an operating lease that expires October 31, 2015. Future non-cancelable minimum rental payments required under the operating lease as of September 30, 2006 are as follows:

                                                           Amount
                                                          -------

Three months ending December 31, 2006                     $23,217
Years ending December 31,
  2007                                                     92,868
  2008                                                     92,868
  2009                                                     92,868
  2010                                                     92,868

Total rent expense, including expenses related to common area maintenance and parking, for the three and nine months ended September 30, 2006 amounted to $44,116 and $113,877; rent expense for the three and nine months ended September 30, 2005 amounted to $22,662 and $67,366.

Royalties:
----------

We license trademarks and trade dress from certain Licensors for use on our products. Royalty advances are payable against earned royalties on a negotiated basis for these licensed intellectual property rights. The table below identifies each Licensor to which our licenses require advance payments and, in addition, reflects the term of the respective licenses as well as the advance royalties remaining to be paid on such negotiated advance royalty payments, as of September 30, 2006. We currently are in default of our guaranteed royalty payments to Marvel Enterprises on our license for the United Kingdom by the aggregate advance remaining listed below for Marvel (UK).

                                                  Aggregate Advance
      Licensor:                         Term          Remaining
      -------------------------------------------------------------

      Marvel (UK)                    Two years        $  120,960
      Masterfoods                    Six years         2,430,000
      Diabetes Research Institute    One year              7,500

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

During the period commencing at the inception of the CCE agreement through the period ended September 30, 2006, we have spent approximately $4.2 million on marketing activities pursuant to our agreement with CCE.

Production Agreements
---------------------

Jasper Products LLC
-------------------

On December 27, 2005, we executed a multi-year non-exclusive production agreement with Jasper Products, L.L.C. of Joplin Missouri for the production of our products through 2011. Under the terms of the agreement, the parties have agreed to annual volume commitments for the ordering and production of our various lines of shelf stable single serve flavored milk beverages. To secure the production commitments, as well as the right of first refusal for Jasper's additional production capacity going forward, we paid a one time equipment mobilization payment of $2.7 million to Jasper. The agreement incorporates per unit (single bottle) monetary penalties for both unused capacity by us and any production shortfall by Jasper.

HP Hood LLC
-----------

On September 19, 2006, we executed a six-year non-exclusive production agreement with HP Hood LLC of Chelsea, Massachusetts, for the production of our products through 2012. Under the terms of the agreement, the parties have agreed to annual volume commitments for the ordering and production of our various lines of shelf-stable, single-serve flavored milk beverages. The agreement incorporates per unit monetary penalties for unused capacity by us. The penalty shall be adjusted annually based upon a formula indexed to a defined series of the Producer Price Index for Total Manufacturing Industries. In connection with the agreement, we issued a six year warrant to HP Hood for the purchase of 5,870,000 shares of our common stock at an exercise price of $0.73 per share. We have a conditional right to call the exercise of the warrant.

Note 10 - Restatements

Our statements of operations for the three and nine months ended September 30, 2005 and our balance sheet as of December 31, 2005 have been restated as illustrated in the following tables:

               Condensed Consolidated Statements of Operations
               Three and Nine Months Ended September 30, 2005


                              Three months      Three months       Nine months       Nine months
                                  ended             ended             ended             ended
                             Sept. 30, 2005    Sept. 30, 2005    Sept. 30, 2005    Sept. 30, 2005
                              (As Restated)     (As Reported)     (As Restated)     (As Reported)
                             --------------------------------------------------------------------

Revenues                      $ 3,245,305       $ 3,245,305       $  6,591,693      $ 6,591,693
Product costs                  (2,755,957)       (2,360,884)        (5,544,920)      (4,719,011)
Operating expenses             (2,439,020)       (2,717,708)        (6,417,482)      (6,064,998)
Other income (expense)         19,628,824        (3,073,169)       (58,048,505)      (3,293,415)
                              -----------------------------------------------------------------
Net (loss)                     17,679,152        (4,906,456)       (63,419,214)      (7,485,731)
                              =================================================================
Loss applicable to common      17,463,463        (4,994,496)       (64,499,613)      (7,748,732)
                              =================================================================
Loss per common share                0.15             (0.04)             (0.79)           (0.09)
                              =================================================================
Comprehensive loss            $17,660,830       $(4,912,126)      $(63,442,863)     $(7,509,380)
                              =================================================================

The following tables reflect the individual components of our restatements and a description of the nature of the adjustment:

                                   Quarter ended
                                   Sept. 30, 2005
                                   --------------

Net income (loss), as reported      $(4,906,456)
  Share-based payments                 (102,782)
  Deferred development costs           (128,711)
  Derivative income (expense)        23,321,020
  Amortization of debt discount         (73,864)
  Investor relations charges           (634,541)
  Other                                 204,486
                                    -----------
Net income (loss), as restated      $17,679,152
                                    ===========

Share-based payments: We improperly measured and deferred share-based payment expense related to employee stock options that were issued commencing in the second quarter of the year ended quarter ended September 20, 2005. These adjustments, which are reflected in operating expenses, reflect the effects of re-measurement of the stock options and the elimination of previously deferred compensation amounts.

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

                                                       Quarter ended
                                                       Sept. 30, 2005
                                                       --------------

Loss applicable to common
 stockholders, as reported                               $(4,994,496)
  Adjustments to net loss                                 22,585,608
  Preferred stock accretion                                 (127,649)
                                                         -----------
Loss applicable to common stockholders, as restated      $17,463,463
                                                         ===========

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

                                                       Quarter ended
                                                       Sept. 30, 2005
                                                       --------------

Loss per common share,  as reported                        $(0.04)
  Share-based payments                                      (0.00)
  Deferred development costs                                (0.00)
  Derivative income (expense)                                0.20
  Amortization of debt discount                             (0.00)
  Liquidated damages expense                                   --
  Investor relations charges                                (0.01)
  Preferred stock accretions/dividends                      (0.00)
                                                           ------
Net income (loss) per common share, as restated            $ 0.15
                                                           ------
Diluted income per common share, as restated               $ 0.00
                                                           ======

See descriptions that we have provided under the tables for net income
(loss) and income (loss) applicable to common stockholders. Our restated income (loss) per common share reflects the application of the treasury stock method and the if-converted methods where those methods are appropriate.

                                      Quarter ended
                                      Sept. 30, 2005
                                      --------------

Comprehensive loss,  as reported       $(4,912,126)
                                       -----------
Comprehensive loss, as restated        $17,660,830
                                       ===========

Our restated comprehensive income (loss) reflects the adjustments attributable to net income (loss), above.

Note 11 - Subsequent Events

On October 11, 2006, a Special Meeting of Stockholders of the Company was convened pursuant to written notice in accordance with the Company's By-laws. At that meeting, the stockholders by proxy and in person voted (i) to amend Article IV of the Company's Articles of Incorporation to increase the

Company's capital stock from 300,000,000 to 500,000,000 shares of common stock and (ii) to amend Article I of the Company's Articles of Incorporation to change the name of the Company to Bravo! Brands Inc.

The votes received by the Company in favor of the increase in its capital stock represented 95.55% of the Company's shares of common stock issued and outstanding on the record date for the vote. The votes received by the Company in favor of the name change represented 98.75% of the Company's shares of common stock issued and outstanding on the record date for the vote.

On November 7, 2006, the Securities and Exchange Commission declared effective the Form SB - 2 registration statement filed by the company in December 2005. The registration statement included amended and restated financial statements for the fiscal year ended December 31, 2005 and for the quarterly period ending June 30, 2006. The restated financial statements reflect the reclassification of certain of the company's financial instruments and the implementation of a new valuation methodology for derivatives associated with certain of its past and current financial instruments. The restatements resulted in non-cash adjustments to the financial statements and did not impact the operating results of the company.

In July 2006, the Company sold $30 million of Senior Convertible Notes due 2010. Of the $30 million raised by the company, $15 million was released to the Company upon closing the transaction in July and the remaining $15 million was held in escrow, pending effectiveness of the Form SB-2. The Company had previously satisfied the other escrow release condition by having shareholders approve an increase in authorized shares at a shareholder meeting on October 11, 2006. On November 10, 2006, the balance of the proceeds from the Company's July 2006 sale of the $30 million of Senior Convertible Notes was released to the Company from escrow.

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

Our business in the United Kingdom started at the end of the second quarter of 2005. Our UK business has not been profitable owing to the difficulties encountered in initial market penetration with new products introduced in the last half of 2005 through the nine months ended September 2006. In the current period we had a negative gross margin for our UK operations. We are examining other distribution alternatives in the UK and, while we are making this determination, we have curtailed our production of inventory necessary to maintain a normal supply pipeline.

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

Revenue Recognition and Accounts Receivable
-------------------------------------------

Our revenues are derived from the sale of branded milk products to customers in the United States of America, Great Britain and the Middle East. Geographically, our revenues are dispersed 99% and 1% between the United States of America and internationally, respectively. We currently have one customer in the United States that provided 79% and 0% of our revenue during the nine months ended September 30, 2006 and 2005, respectively.

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

Our accounts receivable are exposed to credit risk. During the normal course of business, we extend unsecured credit to our customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. We regularly evaluate and monitor the creditworthiness of each customer. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk and our overall collection history. As of September 30, 2006 and December 31, 2005, the allowance of doubtful accounts aggregated $447,634 and $350,000, respectively.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 Compared to Nine Months Ended
------------------------------------------------------------------
September 30, 2005
------------------

Consolidated Revenues

We had revenue for the nine months ended September 30, 2006 of $12,376,641, with product costs of $10,440,374, and shipping costs of $1,154,089, resulting in a gross margin of $782,178. Our reported revenues for the nine months ended September 30, 2006 increased by $5,784,948, or 88%, compared to revenues of $6,591,693 for the comparable period in 2005. This increase is the result of an increase in market penetration and distribution, owing to the continued implementation of our Master Distribution Agreement with Coca-Cola Enterprises in 2006. Revenues and gross margin are net of slotting fees and promotional discounts for the nine months ended September 30, 2006 in the amount of $491,718 compared to $330,699 for the comparable period in the prior year.

Geographically, our revenues are dispersed 99% and 1% between the United States of America and internationally, respectively. We plan to take measures to increase our international revenues as a percentage of our total revenues. In addition, we currently have one customer in the United States that provided 79% and 0% of our revenue during the nine months ended September 30, 2006 and 2005, respectively. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business.

Consolidated Product Costs

We incurred product costs and shipping costs of $10,440,374 and $1,154,089, respectively, for the nine months ended September 30, 2006. Product costs in this period increased by $5,721,363, a 121% increase compared to $4,719,011 for the same period in 2005. Shipping costs in this period increased $328,180, a 40% increase compared to $825,909 for the same period in 2005. The increase in product costs reflects an increase in revenues and the concomitant increase in reported product costs and shipping costs associated with that increase.

Consolidated Operating Expenses

We incurred selling expenses of $12,874,022 for the nine months ended September 30, 2006. Our selling expenses for this period increased by $9,827,498, a 323% increase compared to our selling expenses of $3,046,524 for the same period in 2005. The increase in selling expenses in the current period was due to the hiring of additional sales staff and promotional charges associated with increased revenues and our development of four new product lines. Selling expenses also increased due to a major nationwide sales and marketing campaign which ran during the quarter ended September 30, 2006. "Operation Milk Attack" was aimed at educating, motivating, and building brand awareness of the Slammers products to the CCE salesforce and to our end customers.

We incurred general and administrative expense for the nine months ended September 30, 2006 of $7,454,344. Our general and administrative expense for this period increased by $4,484,185, a 151% increase compared to $2,970,159 for the same period in 2005. The increase is attributed to the building of a larger company infrastructure, including the hiring of several new employees, which is needed to support our current and future growth initiatives. As a percentage of total revenue, our general and administrative expense increased from 45% in the period ended September 30, 2005, to 60% for the current period in 2006. We plan to reduce this expense as a percentage of revenues through revenue growth, cost cutting efforts and the refinement of business operations.

We incurred product development expense for the nine months ended September 30, 2006 of $509,912 representing a 27% increase over product development expense for the comparable period of the prior year. This increase resulted from the reformulation of existing products and the development of new products under our license agreement with General Mills.

Interest Expense

We incurred interest expense for the nine months ended September 30, 2006 of $1,594,860. Our interest expense decreased by $49,031, a 3% decrease compared to $1,643,891 for the same period in 2005. The decrease was due to conversions of debt to common stock in late 2005 that eliminated the accrual of interest associated with that debt.

Gain (loss) on Debt Extinguishment

We reported a loss on debt extinguishment of $425,869 for the nine months ended September 30, 2006, compared with a gain on debt extinguishments for the nine months ended September 30, 2005 of $7,164. These amounts result from modification of the terms of certain notes.

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

Our derivative income amounted to $10,958,409 for the nine months ended September 30, 2006, compared to derivative expense of $52,518,630 for the corresponding period of the prior year.

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

Liquidated Damages

During the three and nine months ended September 30, 2006, we recorded liquidated damages expense of $225,938 and $4,784,213; none in the comparable periods of 2005. We have entered into registration rights agreements with certain investors that require us to file a registration statement covering underlying indexed shares, become effective on the registration statement, maintain effectiveness, and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of cash penalties to the investors in the event we do not achieve the requirements. We record estimated liquidated damages penalties as liabilities and charges to our income when the cash penalties are probable and estimable. We will evaluate our estimate of liquidated damages in future periods and adjust our estimates for changes, if any, in the facts and circumstances underlying their classification.

Net Loss

We had a net loss for the nine months ended September 30, 2006 of $16,455,233 compared with a net loss of $63,419,214 for the same period in 2005. The magnitude of both the 2006 and 2005 net loss is the result of our recording changes in derivative expense on the consolidated statement of operations.

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

Loss per Common Share

The Company's basic loss per common share for the nine months ended September 30, 2006 was $0.09, compared with a basic loss per common share for the same period in 2005 of $0.79. Because the Company experienced net losses for all periods presented, all potential common share conversions existing in our financial instruments would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for all periods presented.

The weighted average common shares outstanding increased from 82,091,556 for the nine months ended September 30, 2005 to 189,474,500 for the same period in 2006. The increase is attributed primarily to conversions of our convertible debt and preferred instruments into common shares. Potential common stock conversions excluded from the computation of diluted earnings per share amounted to 122,567,616 and 142,611,032 for the nine month periods ending September 30, 2006 and September 30, 2005, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) differs from net income (loss) for the nine months ended September 30, 2006 and 2005 by $30,494 and ($23,649), respectively, which represents the effects of foreign currency translation on the financial statements of our subsidiaries denominated in foreign currencies. Our foreign operations are currently not significant. Increases in our foreign operations will likely increase the effects of foreign currency translation adjustments on our financial statements.

Three Months Ended September 30, 2006 Compared to the Three Months Ended
------------------------------------------------------------------------
September 30, 2005
------------------

Consolidated Revenues

The Company had revenues for the three months ended September 30, 2006 of $5,110,200, with product costs of $4,240,277 and shipping costs of $409,453, resulting in a gross margin of $460,470, or 9% of sales. Our revenues for the three months ended September 30, 2006 increased by $1,864,895, a 57% increase compared to revenues of $3,245,305 for the three months ended September 30, 2005. The increase in revenue in the United States for the three months ended September 30, 2006 is the result of the increased distribution of our products through Coca-Cola Enterprises.

Consolidated Product Costs

The Company incurred product costs of $4,240,277 and shipping costs of $409,453 for the three months ended September 30, 2006. Product costs for this period increased by $1,879,393, an 80% increase compared to $2,360,884 for the three months ended September 30, 2005. The increase in product costs and shipping costs in the United States for the three months ended September 30, 2006 is the result of increased revenues.

Consolidated Operating Expenses

The Company incurred selling expenses for the three months ended September 30, 2006 of $6,663,113. Selling expenses increased for the three months ended September 30, 2006 by $5,137,169, a 337% increase compared to the selling expenses of $1,525,944 for the three months ended September 30, 2005. The increase in selling expenses is the result of increased sales and the "Operation Milk Attack" campaign.

The Company incurred general and administrative expenses for the three months ended September 30, 2006 of $4,057,823. General and administrative expenses for the three months ended September 30, 2006 increased by $3,682,742, a 982% increase compared to $375,081 for the same period in 2005.

Interest Expense

The Company incurred interest expense for the three months ended September 30, 2006 of $1,163,599. Interest expense for the three months ended September 30, 2006 increased by $1,011,598, a 666% increase compared to $152,001, for the same period in 2005. This increase was the result of interest that was accrued for the new July 2006 convertible debt.

Liquidated Damages

During the three months ended September 30, 2006, we recorded liquidated damages expense of $225,938; none in the comparable period of 2005. We have entered into registration rights agreements with certain investors that require us to file a registration statement covering underlying indexed shares, become effective on the registration statement, maintain effectiveness, and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of cash penalties to the investors in the event we do not achieve the requirements. We record estimated liquidated damages penalties as liabilities and charges to our income when the cash penalties are probable and estimable. We will evaluate our estimate of liquidated damages in future periods and adjust our estimates for changes, if any, in the facts and circumstances underlying their classification.

Net Loss

We had had a net loss for the three months ended September 30, 2005 of $1,252,045, compared with a net gain of $17,679,152 for the same period in 2005. The magnitude of the 2006 and 2005 loss is the result of our recording changes in the fair value in our derivatives.

LIQUIDITY AND CAPITAL RESOURCES

Management's Plans:

As reflected in the accompanying consolidated financial statements, we have incurred operating losses and negative cash flow from operations and have negative working capital of $54,652,550 as of September 30, 2006. This negative figure is largely the effect of our recording of $37,075,023 for derivative liabilities. In addition, we have experienced delays in filing our financial statements and registration statements due to errors in our historical accounting that now have been corrected. Our inability to make these filings resulted in our recognition of penalties payable to the investors. These penalties have ceased with our completed filings and the registration of the common shares into which the investors' financial instruments are convertible. Finally, our revenues are significantly concentrated with one major customer. The loss of this customer or curtailment in business with this customer could have a material adverse affect on our business. These conditions raise substantial doubt about our ability to continue as a going concern.

We have been dependent upon third party financings as we execute on our business model and plans. While our liquid reserves have been substantially depleted as of June 30, 2006, we completed a $30.0 million convertible note financing in July 2006 that is expected to fulfill our liquidity requirements through the end of 2006. However, $15.0 million of this financing was held in escrow, pending the increase in our authorized shares and the effectiveness of a registration statement filed by us in connection with a November 2005 financing. We have satisfied the escrow release conditions and, on November 14, 2006, the balance of the proceeds from our July 2006 sale of the $30 million of Senior Convertible Notes was released from escrow.

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

Information about our cash flows

As of September 30, 2006, we reported that net cash used in operating activities was $16,594,704, net cash provided by financing activities was $13,462,392 and net cash used in investing activities was $708,044 during the nine months ended September 30, 2006.

Compared to $3,610,995 of net cash used in operating activities in the nine months ended September 30, 2005, our current period net cash used in operating activities increased by $12,983,709 to $16,594,704.

Changes in accounts receivable during the nine months ended September 30, 2006 resulted in a cash increase of $2,795,948, compared to a cash decrease in receivables of $149,281 for the same period in 2005, having a net result of an increase of $2,945,229. The changes in inventories during the nine months ended September 30, 2006 reflected a cash usage of $456,283, compared to a usage of $241,173 for the same period in 2005. This was the result of our building inventory in connection with the continued implementation of our Master Distribution Agreement with Coca-Cola Enterprises. The changes in accounts payable and accrued liabilities in the nine months ended September 30, 2006 contributed to a cash increase of $3,748,743, whereas the changes in accounts payable and accrued liabilities for the period ended September 30, 2005 amounted to an increase of $5,117,240. Cash flows generated through our operating activities was inadequate to cover all of our cash disbursement needs in the period ended September 30, 2006, and we had to rely on prior equity and new convertible debt financing to cover operating expenses.

Cash used in the period ended September 30, 2006 in our investing activities was $708,044 for license and trademark costs, and equipment purchases, compared to $879,754 for the same period in 2005.

Net cash provided by our financing activities for the nine months ended September 30, 2006 was $13,462,392, mainly as a result of proceeds received from a convertible note financing amounting to $30,000,000. Net cash provided by financing activities for the same period in 2005 was $4,954,367, for a net increase of $8,508,025.

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

We estimate that our need for financing to meet cash requirements for operations will continue through the first quarter of 2007, when we expect that cash supplied by operating activities will approach the anticipated cash requirements for operating expenses. We anticipated the need for additional financing in 2006 to reduce our liabilities, assist in marketing and to improve stockholders' equity status, and we secured $30 million in senior convertible note financing in July 2006.

We currently have monthly working capital needs of approximately $650,000. We will continue to incur significant selling and other expenses in order to derive more revenue in retail markets, through the introduction and ongoing support of our new products and the implementation of the Master Distribution Agreement with Coca-Cola Enterprises. Certain of these expenses, such as slotting fees and freight charges, will be reduced as a function of unit sales costs as we expand our sales markets and increase our revenues within established markets. Freight charges will be reduced as we are able to ship more full truckloads of product given the reduced per unit cost associated with full truckloads versus less than full truckloads. Similarly, slotting fees, which are paid to warehouses or chain stores as initial set up or shelf space fees, are essentially one-time charges per new customer. We believe that along with the increase in our unit sales volume, the average unit selling expenses and associated costs will decrease, resulting in gross margins sufficient to mitigate cash needs. In addition, we are actively seeking additional financing to support our operational needs and to develop an expanded promotional program for our products.

External Sources of Liquidity
-----------------------------

On July 27, 2006, we entered into definitive agreements to sell $30 million senior convertible notes (the "Notes") that are due in 2010 to several institutional and accredited investors in a private placement exempt from registration under the Securities Act of 1933. The notes initially carry a 9% coupon, payable quarterly, and are convertible into shares of common stock at $0.70 per share. In 2007, the coupon may decline to LIBOR upon the Company achieving certain financial milestones. The Notes will begin to amortize in equal, bi-monthly payments beginning in mid-2007. We issued warrants to purchase 12,857,143 shares of common stock at $0.73 per share that expire in July 2011 to the investors in the private placement. We will utilize this financing for, among other things, our working capital needs. On August 31, 2006, the Company entered into Amendment Agreements in which the investors agreed to release the Company from events of default that occurred under the terms of the original July 27, 2006 financing. In exchange, Amended and Restated Notes were issued in which the conversion price on the $15,000,000 financing, which was held in escrow, was reduced from $0.70 to $0.51. In addition, the holder could require the Company to redeem any portion of the Amended and Restated Note in cash or common stock at 125% from October 10, 2006 through December 31, 2006.

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

Based upon this evaluation, we determined that the following material weakness existed:

Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions, particularly as they relate to accounting for derivatives, which has caused the Company to restate its consolidated financial statements for each of the two years ended December 31, 2004 and 2005, and for the quarterly periods ended March 31, 2006 and June 30, 2006
(collectively, the "financial statements") in order to properly present those financial statements.

Because the material weakness identified in connection with the assessment of our internal control over financial reporting as of September 30, 2006 has not been fully remedied, our Chief Executive Officer and our Chief Accounting Officer concluded our disclosure controls and procedures were not effective as of September 30, 2006. To address these control weaknesses, the Company engaged advisory accountants, who performed additional analysis and performed other procedures in order to prepare the unaudited quarterly condensed consolidated financial statements appearing in this Form 10-QSB in accordance with generally accepted accounting principles in the United States of America.

In addition, we have added or are initiating the following additional controls to the Company's internal control over financial reporting which will improve such internal control subsequent to the date of the evaluation. These changes are:

      * We have restructured certain departmental responsibilities as they relate to the financial reporting function.

      * We have added one more experienced full-time accountant to our accounting staff, whose responsibilities will include the identification and implementation of proper accounting procedures relating to current and new guidance on financial reporting issues which apply to the Company.

      * We have retained a consultant who is heavily experienced in accounting and reporting on complex non-routine transactions including derivative financial instruments.

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

      No. 20.1:     Form 8-K filed August 2, 2006 Item 8.01 Transaction
                    Documents for $30 million financing (incorporated by reference)

      No. 20.2:     Form 8-K Filed August 14, 2006 Item 7.01 Triggering
                    Events of Default (incorporated by reference)

      No. 20.3:     Form 8-K Filed August 22, 2006 Item 4.02 Non-Reliance
                    on Previously Issued Financial Statements (incorporated by reference)

      No. 20.4:     Form 8-K Filed September 5, 2006 Item 1.01 Amendment
                    Agreement -Release of Default (incorporated by reference)

      No. 20.5:     Form 8-K Filed September 25, 2006 Item 1.01 - Entry
                    into a Material Definitive Agreement (incorporated by reference)

      No. 20.6:     Form 8-K Filed October 11, 2006 Item 8.01 - Other
                    Events (incorporated by reference)

      No. 31:       Rule 13a-14(a) / 15d-14(a) Certifications

      No. 32:       Section 1350 Certifications


SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf of the undersigned, duly authorized.

BRAVO! FOODS INTERNATIONAL CORP.
(Registrant)
Date: November 14, 2006

/s/ Roy G. Warren
Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo! Foods International Corp. has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature              Title                        Date
---------              -----                        ------
/S/ Roy G. Warren      Chief Executive Officer      November 14, 2006
                       and Director

/S/ Tommy E. Kee       Chief Accounting Officer     November 14, 2006