Form 10KSB
period 2006-12-31
BRAVO! BRANDS INC.
filed 2007-04-02
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

BRAVO! BRANDS INC.
(Name of Small Business Issuer in its Amended Charter)

Commission File Number 0-25039

Delaware	62-1681831
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

11300 US Highway 1, Suite 400, North Palm Beach, Florida 33408 USA

(Address of principal executive offices)                 (Zip Code)

Telephone number:                   (561) 625-1411

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act
Common Stock, $.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for its most recent fiscal year were $14,661,852.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 12, 2007, based upon the $0.34 per share close price of such stock on that date, was $66,822,740 based upon 196,537,471 shares held by non-affiliates of the issuer. The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of March 12, 2007 was 205,705,501.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

PART I
ITEM 1 - DESCRIPTION OF BUSINESS

The Company

Bravo! Brands Inc. is a Delaware corporation formed on April 26, 1996. The Company recently changed its name from Bravo! Foods International Corp. We believe the new name more succinctly and accurately reflects our current business model and scope.

Nature of Business

We develop, brand, market, distribute and sell nutritious, flavored milk products throughout the United States, and, during the first half of 2006, in the United Kingdom. Our products are available through co-packing agreements with aseptic milk processors and are currently sold under our brand names Slammers® and Bravo!™.

We have employed a co-branding strategy that builds on strong, iconic brands to build awareness and position for our Slammers® and Bravo™ brands. Our focus is on brands that have a strong flavor profile and strong consumer following, which we then leverage to build our sales and brand positioning.

The Business

In the third quarter of 2001, we developed branded extended shelf life and aseptic, bacteria free, long life flavored milk products. The extended shelf life (“ESL”) product was sold in 16 ounce single serve plastic bottles and had to be refrigerated. The shelf life of this product was 90 days. In addition, we developed a line of aseptic packaged milks that did not require refrigeration and had a shelf life of 8 months. This product was packaged in an 11.2 ounce Tetra Pak Prisma™ sterile paper container. During early 2004 we were limited to Tetra Pak Prisma™ packaging for aseptic production and ESL processing, with which we distributed and marketed products through the cold distribution network and the ambient distribution network. The licensing agreement with Warner Bros. for Looney Tunes™ trademarks, which commenced in the United States in 2000, was used for both our ESL and aseptic Prisma package designs. The Prisma packaged products were sold through channels where ambient distribution was advantageous. Commencing in February 2004, we used Marvel trademarks for Super Heroes® and Marvel Heroes® for the design and marketing of our sixteen ounce single serve milk with an extended shelf life. Both our ESL and aseptic product categories were produced at Jasper Products, LLC located in Joplin, Missouri.

Through the end of 2004, the majority of our products were shipped through traditional warehouses. The development of an ambient plastic bottle, however, allowed us to sell into the immediate consumption sales channel through the “tobacco and candy” distribution system in 2005. The benefits of this distribution were lower freight costs, wider distribution of a product with a six month shelf life and the ability to utilize the Direct Store Delivery (DSD) distribution network.

During the second half of 2004, we entered into a license agreement with Masterfoods USA, a division of Mars Incorporated. This agreement combined our “better for you” co-branding strategy with the brand recognition and appetite appeal of the Masterfoods product line. Beyond appetite appeal, our Masterfoods brands allowed us to differentiate between flavors in the same way chocolate candy can be differentiated, as well as creating one of the first milk and juice beverage combinations available in the marketplace. We also introduced our shelf-stable packaging with the Masterfoods agreement. In the first quarter of 2005, we began distribution of Masterfoods products.

On August 31, 2005, we signed an exclusive, 10-year distribution agreement with Coca-Cola Enterprises Inc. (CCE), the world’s largest marketer, distributor and producer of bottle and can nonalcoholic beverages. This resulted in a termination of all prior relationships with our beverage brokers and independent distributors, which we formerly utilized for regional distribution across the United States. On November 1, 2005, CCE began distribution of Slammers® Milky Way®, Slammers® 3 Musketeers®, Slammers® Strawberry and Orange Starburst® Slammers®, Vanilla and Chocolate PRO Slammers™ and Vanilla and Chocolate Slim Slammers®.

During the fourth quarter of 2005, we experienced record revenues from the initial CCE order, but due to limited capacity, we were unable to fully meet initial demand. In late 2005, we contracted with Jasper Products to triple production capacity, from 2.5 million bottles per month to 7.5 million bottles per month by July 1, 2006. This increase in production capacity was completed on schedule.

We continued to innovate and expand our product offering during 2006. This was accomplished primarily through new licensing agreements with General Mills® and Organic Valley® for co-branded single serve milk. With these new licenses, we have developed and marketed products including TRIX® Slammers®, COCOA PUFFS® Slammers® and eight-ounce organic white milk, all in aseptic plastic bottles. We also introduced Bravo! Blenders™ in the New York and tri-state area, to be distributed by F&G Distributors of New York.

During early 2006, we began the development of a “snowman” shaped eight ounce bottle that provided the rigidity needed to be stacked for sale in vending machines. Given the potential of sales within the education channel, we developed and began production of the first aseptic eight-ounce vendible bottle with products that met the American Beverage Association (“ABA”) and Clinton Foundation established guidelines for lower calorie and nutritious beverages in schools. The eight-ounce Slammers® are available in an assortment of flavors and can fill vending machine slots traditionally occupied by twelve-ounce soda cans. We began shipment of our new eight-ounce vendible bottles to Coca-Cola Enterprises on October 31, 2006. The production and shipment of our fourteen-ounce vendible bottle is scheduled for first quarter 2007. In addition, we have developed a vendible twelve ounce bottle, which will be added in 2007 to accommodate the Clinton/ABA school guidelines that limit serving size in high schools to twelve ounces.

Master Distribution Agreement - Coca-Cola Enterprises

The appointment of Coca-Cola Enterprises as the exclusive distributor for our products was effective August 31, 2005, while distribution commenced on October 31, 2005. The ten year agreement expires on August 15, 2015, and Coca-Cola Enterprises has the option to renew the Master Agreement for two subsequent periods of ten additional years. Concurrent with the execution of the agreements, we issued three-year warrants to Coca-Cola Enterprises for the right to purchase 30 million shares of our common stock at an exercise price of $0.36 per share.

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

We have agreed to provide the following:

•	strategic direction of our products;
•	maintain sales force education and support
•	actively market and advertise our products and design and develop point of sale materials and advertising.

We are also responsible for handling:

•	consumer inquiries;
•	product development; and
•	the manufacture and adequate supply of our products for distribution by Coca-Cola Enterprises.

Under the agreement, Coca-Cola Enterprises has the right of first refusal to distribute any new products developed by us, and the agreement establishes a process for the potential expansion of Coca-Cola Enterprises’ distribution of our products to new territories. Our “Allied” sales team distributes products not sold through Coca-Cola Enterprises. Either party may terminate the agreement for a material breach, insolvency or bankruptcy. Coca-Cola Enterprises may terminate the agreement (i) for change of control by our company; (ii) upon a material governmental regulatory enforcement action or threatened governmental action having a material adverse consumer or sales impact on our products; and (iii) upon twelve months notice after August 15, 2006.

Third Party Intellectual Property Licenses

All of our third party licensing agreements recognize that we will use third party production agreements (called co-packing arrangements) for the processing of flavored milk products and that our milk products will be produced and may be distributed directly by those processors.

Masterfoods USA

On September 21, 2004, we entered into a licensing agreement with Masterfoods USA, a division of Mars, Incorporated, for the use of Milky Way®, Starburst® and 3 Musketeers® trademarks in connection with the manufacture, marketing and sale of single serve flavored milk drinks in the United States, its Possessions and Territories and US Military installations worldwide. On March 31, 2006, we reached an agreement with Masterfoods extending the U.S. license for an additional five years, ending December 31, 2012. In addition the agreement granted us the rights to the Dove Dark Chocolate and Dove Milk Chocolate brands.

Effective January 1, 2006, we signed two new seven year licensing agreements for Canada and Mexico with Masterfoods USA. The Canada licensing agreement provides use of Starburst® Slammers® Fruit & Crème Smoothies and 3 Musketeers® Slammers® Chocolate Milk. The Mexico licensing agreement is for single serve Milky Way® Slammers® Chocolate Milk and 3 Musketeers® Slammers® Chocolate Milk. Each agreement covers most trade channels including grocery, food service, Club Stores as well as schools with children over the age of 13, colleges and universities, vending machines, amusement parks and movie theaters.

We have agreed to pay a royalty based upon the total net sales of the licensed products sold and advance payments of certain agreed upon guaranteed royalties. Ownership of the licensed marks and the specific milk flavors to be utilized with the marks remains with Masterfoods. We have a right of first refusal for other milk beverage products utilizing the Masterfoods marks within the licensed territory.

General Mills

In February 2006, we signed a five year licensing agreement with General Mills Marketing, Inc. for a term extending through December 31, 2011. The agreement covered the production, distribution and marketing of General Mills trademarks including; TRIX Slammers®, COCOA PUFFS® Slammers® and WHEATIES®. In addition to these brands, the agreement covers LUCKY CHARMS®, COUNT CHOCULA®, BOOBERRY® and FRANKENBERRY®.

We have agreed to pay a royalty based upon the total net sales of the licensed products sold and advance payments of certain agreed upon guaranteed royalties. Ownership of the licensed marks and the specific milk flavors to be utilized with the marks remains with General Mills. We have a right of first refusal for other milk beverage products utilizing the General Mills marks within the licensed territory.

Organic Valley

In October 2006, we signed a licensing agreement and a separate organic milk supply agreement with Cooperative Regions of Organic Producer Pools (“CROPP”) to license, produce and sell its brand, Organic Valley®, in a new product line of aseptic packaged organic fluid milk products. Our agreement includes an Evergreen clause with automatic annual renewals and a twelve-month termination notice. We have launched eight-ounce Organic Valley 1% low fat milk and expect to introduce additional flavors such as 1% chocolate milk, vanilla and berry flavors in the near future.

Diabetes Research Institute

In November 2006, we extended our licensing agreement with Diabetes Research Institute to October 31, 2007. We agreed to a base royalty and a variable royalty rate for the use of intellectual property, which consists of a logo plus design on the labels of our Slim Slammers™, 3 Musketeers® and Bravo! Blenders™ product lines.

Marvel Enterprises, Inc.

On February 4, 2005, we entered into a two-year license agreement for the utilization of Marvel Heroes characters on our flavored milks in the United Kingdom and Ireland. In March 2005, we entered into a new one-year license agreement with Marvel Enterprises, Inc. to use its Super Heroes® properties to promote our branded milk products in the United States, Canada and Mexico. On February 4, 2005, we entered into a license agreement for the utilization of Marvel Heroes characters on our flavored milk bottles in the Middle East. This license will expire March 31, 2007.

We have not renewed these license agreements and have focused on new license agreements on food products that have a perceived taste, flavor or nutritional value.

In House Intellectual Property

In addition to our third-party licenses, we have developed and sell flavored milks bearing trademarks developed by us, including “Slammers®” “Pro Slammers™”, “Slim Slammers®”, Bravo!™ and “Blenders™”.

Production Contracts/Administration

Our operations in the United States, Mexico and Canada are run directly by Bravo! Brands Inc.

United States

Since 2003, our milk products have been produced by Jasper Products, located in Joplin, Missouri. In addition to the production of our products, Jasper has provided the infra-structure necessary for our invoicing, shipping and collection activities. We anticipate the invoicing and collection responsibilities for these activities will be brought in house during 2007.

In September 2006, we executed a six-year non-exclusive production agreement with HP Hood LLC of Chelsea, Massachusetts, for the production of our products through 2012, with production commencing in the second quarter 2007. The contract specifies annual production volume of 70 million bottles.

United Kingdom & Middle East

In 2006 we ceased our international business to focus on fully developing our business in North America.

Canada

In August 2006, we entered into an agreement with William Neilson Limited, a leading Canadian dairy, to produce our Slammer® Starburst® brands. The co-packing agreement covers the production of single-server shelf-stable products to be produced under the license agreement with Masterfoods for the Canadian Market.

Industry Trends

The flavored milk industry has grown from approximately $750 million in 1995 to $2.0 billion in 2006. The single serve portion of this category is difficult to measure, since approximately 2/3 of the sales in the single serve milk industry are sold in immediate consumption channels or other channels that do not report readily available sell through data. For example, Wal-Mart has become the largest retailer in the USA for milk, selling an estimated 15% of total milk sales. Wal-Mart does not report sales for the industry data resources reported and analyzed by market watch companies such as A.C. Neilson or Information Resources Inc. Similarly, most convenience stores and “up-and-down-the-street” retailers in the immediate consumption sales channels, as well as vending and schools, do not report sales data.

We have analyzed the industry using reports available from milk and beverage industry sources. These include the total, segmented and rate of growth sales that are reported, the immediate consumption sales rates for all consumables compared to retail grocery buying patterns and opinions of experts in the milk industry as to the relative size of reported versus non-reported sales. Based upon these reports and analysis, we believe the current size of the single serve flavored milk industry (packaging 16 oz. or smaller) is approximately $1.5 billion domestically. The industry grew at annual rates of between 2 and 10 percent during the last five years. We believe that this space is positioned for growth now and will continue to be in the immediate consumption channels such as vending, convenience stores and food service market segments. In addition, reduced fat flavored milk sales have grown 29% in the last five years.

Market Analysis

The flavored milk business is a relatively new category in the dairy field. The flavored “refreshment” segment is both the fastest growing and most profitable category in the industry and is receiving the most attention in the industry today. Pioneered by Nestle and Dean Foods, this segment is in demand both in the U.S. and internationally.

We estimate that although flavored milk currently amounts to only 8 to 10 percent of milk sales, it represents the majority of the growth in milk sales. With the total milk category exceeding $14.6 billion in 2004, the flavored milk segment was approximately $2.0 billion in 2006, with single serve flavored milk growing to approximately $1.2 billion for the same period. In the past ten years, selling more flavored milks has resulted in more sales of white milk as well.

The International Dairy Foods Association and Dairy Management Inc. have reported on studies suggesting that dairy products may help in weight loss efforts when coupled with a reduced calorie diet, based on data associating adequate calcium intake with lower body weight and reduced body fat. We continue to develop a similar niche in the single serve flavored milk business by utilizing strong, national branding as part of the promotion of our Slammers®, Pro Slammers™, Slim Slammers® and Bravo! Blenders™ products. This niche has as its focus the increased demand for single serve, healthy and refreshing drinks.

In addition there has been major political movement within the beverage industry in an effort to address what has become a national epidemic of childhood obesity. In May 2006, the William J. Clinton Foundation and the American Beverage Association established guidelines for lower calorie and nutritious beverages in schools. Under the new guidelines, schools can sell only water, certain juices, milk and low calorie/no calorie soft drinks. The timeline for implementation of these guidelines is initially set at 75% implementation by the 2008-2009 school year and 100% by 2009-2010, with certain school districts already beginning the implementation. With our development of our eight-ounce vendible bottle, meeting the ABA guidelines and the removal of the majority of carbonated products from schools, the market is set for a rapid increase in single serve milk sales.

Market Segment Strategy

The Bravo! product model addresses a very clear and concise target market. We know from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, specifically in the dairy area, in response to consumer interest and demand. To that end, we have and will continue to differentiate our products from those of our competitors through innovative product formulations and packaging designs, such as those implemented in our Slammers®, Pro Slammers™ and Bravo! Blenders™ fortified milk product lines and our Slim Slammers® and Slammers® 3 Musketeers® low calorie, no sugar added products.

Our Slammers® milk products have had promising results penetrating this arena as consumers continue to look for healthy alternatives to carbonated beverages. The positioning of our products as a better for you, fun and great tasting alternative to more traditional beverages at competitive prices, creates value for the producer and the retailer alike. This "profit orientation" for the trade puts old-fashioned milk products in a whole new light. The consumer is happy, the retailer is happy and the producer is able to take advantage of the value added by the brand and the resulting overall increase in milk sales.

We currently are implementing a very important “first-to-market” strategy that we feel will significantly reposition our brands and company. Until now, all single served flavored milk in plastic bottles required refrigeration for storage, distribution and shelf placement. Our co-packing agreements with Jasper Products and HP Hood allow our products to be shipped, warehoused and distributed at ambient temperatures.

The tactical advantage of distributing our milk products at ambient temperatures enables us to overcome a major entry barrier in our immediate consumption strategy. Most beverages are distributed ambient either through Direct Store Delivery (“DSD”) beverage distribution channels or warehouse “candy and tobacco” distributors. Refrigerated milk was relegated to dairy direct-store-delivery systems that are controlled by either regional dairy processors or larger national dairy holding companies such as Dean Foods. We avoid the roadblock of being reliant upon our competition for chilled distribution since we are now in the unique position to use the more traditional distribution network that accommodates non-refrigerated beverages. Currently all of our products are produced in ambient “shelf stable” re-sealable plastic bottles. Most of our bottles are now fully vendible.

We have been and continue to pursue a strategic goal of placing Slammers® milks in elementary, middle and high schools through a-la-carte lunch programs and vending facilities in school cafeterias, and we are promoting our Slim Slammers®, 3 Musketeers™ and Blenders® milks as low calorie, non-sugar added alternatives to traditional soft drinks. Penetration of this market segment has been limited by logistic and economic concerns of school administrators in the push to remove traditional carbonated soft drinks from schools in favor of milk and milk based products.

Competition

Nestle pioneered the single serve extended shelf life plastic re-sealable bottle which has become the standard for this industry, and they currently enjoy a dominant market share. Dean Foods owns a number of regional single serve brands that are sold in this format, and they also have an exclusive license to produce Hershey brand flavored milk nationwide. Both the Nestle and Dean product lines, however, require refrigeration. Our analysis indicates that the Nestle’s Nesquik brand accounts for approximately 30-35 percent of the U.S. single serve milk category. The other competition comes from private label and regional dairy brands.

Employees

We currently have sixty-one employees, sixty of which are full time. The majority of the employees are sales representatives geographically dispersed throughout the United States and Canada.

ITEM 2 - DESCRIPTION OF PROPERTY

Our corporate offices are located at 11300 US Highway 1, Suite 400, North Palm Beach, Florida. Commencing on January 1, 2007, a 10-year lease extension went into effect for our corporate offices, with minimum annual rent payments of $161,426.

ITEM 3. LEGAL PROCEEDINGS

There currently are no material claims or lawsuits against us.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

A special meeting of Shareholders was held on October 11, 2006 in North Palm Beach, Florida. The following is a summary of matters voted on by shareholders:

1.	Increase authorized common shares from 300,000,000 to 500,000,000.

2.	Change name from Bravo! Foods International Corp. to Bravo! Brands Inc.

Shareholders approved both measures with affirmative votes in excess of 98% of the shares entitled to vote.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price

The Company’s common stock is traded on the OTC Electronic Bulletin Board (ticker symbol BRVO.OB). The approximate number of record holders of the Company’s common stock at March 12, 2007 was 9,800.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

QUARTER	HIGH BID PRICE	LOW BID PRICE
2005
First Quarter	$0.18	$0.11
Second Quarter	$1.21	$0.14
Third Quarter	$1.43	$0.51
Fourth Quarter	$0.80	$0.47

2006
First Quarter	$0.74	$0.51
Second Quarter	$0.88	$0.50
Third Quarter	$0.65	$0.40
Fourth Quarter	$0.54	$0.25

Dividends

We have not paid dividends on our common stock and do not anticipate paying dividends. Management intends to retain future earnings, if any, to finance working capital and to expand our operations.

The holders of common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by our board of directors out of the assets and funds legally available therefore. We do not expect to pay dividends to holders of our common stock in the foreseeable future.

Sale of unregistered securities

Quarter Ended December 31, 2006

In July 2006 we sold $30 million four year senior convertible notes in a private sale to five accredited institutional investors. The Notes carried a 9% annual coupon, payable quarterly, and were convertible into shares of common stock at $0.70 per share. We also issued five year Series A warrants to purchase 13,178,571 shares of common stock and Series B warrants to purchase 43,392,856 shares of common stock (exercisable only if we redeem the Notes, on a pro rata basis) at $0.73 per share. Absent our exercise of our call option to redeem the Notes, the holders have no rights to exercise the Series B Warrants and receive common shares to which the contingent warrants are indexed.

On December 29, 2006, we entered into Amendment and Exchange Agreements with these investors. The investors agreed to waive their option to compel redemption, and we agreed to capitalize the $3,750,000 redemption premium with respect to the Investors’ right to compel redemption of the Notes. In connection with these amendments, we issued new amended Notes having an aggregate principal amount of $33,750,000 at a conversion price of $0.32. We also issued new five year Series A warrants to purchase 30,501,048 shares of common stock and new Series B warrants to purchase 105,468,750 shares of common stock (exercisable only if we redeem the Notes, on a pro rata basis) at exercise prices of $0.34 and $0.32, respectively, to replace the warrants previously issued in the financing transaction. On December 29, 2006, the closing market trading price of our common stock was $0.31 per share.

Securities authorized for issuance under equity compensation plans

The equity compensation reported in this section has been issued pursuant to individual compensation contracts and arrangements with employees, directors, consultants, advisors, vendors, suppliers, lenders and service providers. The equity is reported on an aggregate basis as of December 31, 2006. Our security holders have not approved the compensation contracts and arrangements underlying the equity reported.

Compensation Plan Category	Number of securities to be issued upon exercise of options, warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans
Directors (former)	244,554	$0.71	0	individual plans
Employees (former)	58,333	$0.24	0	individual plans
Directors/Management & Employees	9,050,868	$0.24	1,275,000	2005 Stock Option Incentive Plan(1)
Consultants	50,000	$0.24	0	individual plans
Total	9,403,755	$0.31	1,275,000

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Our Business Model

We develop, market, distribute and sell nutritious single serve flavored aseptic milk products throughout the United States using our Company owned Slammers® and Bravo!™ trademarked brands. Our aseptic (shelf stable) innovation offers several competitive advantages, including eliminating the need for refrigerated warehousing and trucking and offering real milk products with shelf lives of up to eight months. In order to create brand recognition, we have adopted a co-branding strategy and negotiated strategic license agreements with Masterfoods (Milky Way®, Starburst®, 3 Musketeers®, Dove®) General Mills (Trix™, Cocoa Puffs™) and Organic Valley® (organic milk). Our broad product offering targets several specific demographic groups and lifestyles. For instance, we have milk available for candy lovers of any age through our Milky Way®, 3 Musketeers®, Dove®, and Starburst® flavored products. Our Slim-Slammers®, Bravo! Blenders™ and Organic Valley® milk products target health conscious adults, and our Cocoa Puffs® and Trix® flavored milk products focus on kids from ages 6 to 12. Our products are primarily distributed through Coca Cola Enterprises Inc. (“CCE”). In the future, we plan to increase our revenues by significantly expanding our sales force, securing additional distribution channels and entering into new categories including sports, energy and coffee milk based beverages.

Industry-Wide Factors Relevant to the Company

While retail milk sales have been flat to slightly declining over the past five years, there have been growth niches within this industry. For instance, organic milk sales increased 77% from 1999 to 2004, and single serve flavored milk consumption doubled from 1997 to 2003, while flavored milk sales grew 10.2% in 2004. Furthermore, reduced fat flavored milk sales increased 29% from 2002 to 2006. Our efforts in 2006 have focused on market segments that have exhibited this continued growth. These efforts are consistent with our overall business strategy of exploiting market trends with the quick development of new and innovative products.

Summary of Certain Key Events during 2006 and 2005

During 2006, we expanded our annual production capacity from 30 million to 160 million bottles. This increase was accomplished by expanding our capacity at Jasper Products from 30 million to 90 million bottles annually and executing a supply agreement with HP Hood on September 19, 2006 for the production of an additional 70 million bottles annually.

Other key accomplishments during 2006 include:

•
Worked with our co-packers and bottle suppliers to develop new innovative packaging, including the first 8 ounce vendible bottle for Coca Cola and other vending machines and 12 ounce vendible bottles for high schools that meet the new American Beverage Association serving size guidelines

•	Reduced average costs per 14 ounce bottle by 13%

•	Established the Allied Brands sales channel to focus on expanding business beyond CCE

•	Introduced an organic milk line through partnership with Organic Valley’s Cooperative Regions of Organic Producer Pools

•	Signed licensing agreement with General Mills for use of the Cocoa Puffs®, Trix®, FrankenBerry®, BooBerry® and Wheaties® products that will introduce our Slammers® brand to a younger demographic

•	Negotiated Masterfoods license to 2012 (five year extension) and broadened our co-branded offering to include Dove® Dark and Dove® Milk Chocolate

•	Created Bravo’s first formalized and detailed three year Strategy and Financial Plan

•	Added talent and resources across all departments to support company growth

During 2006, like many early-stage organizations that often seek private-investment in public-enterprise type (PIPE) financings, we faced major challenges associated with our accounting and reporting for our financing arrangements. Unfortunately, issues raised by the Securities and Exchange Commission resulted in the restatement of the financial statements in our 2005 Annual Report. While we addressed the issues and made corrections to the satisfaction of the SEC, correcting our financial statements led to delays in our periodic SEC filings and registration statements related to the PIPE securities which, in turn, resulted in significant penalties that were paid to our investors. Such penalties have ceased to accrue, but contractual terms and conditions that could result in additional future penalties for non-filings, loss of effectiveness or suspension of trading remain. We have increased our internal financial department resources and have engaged highly-specialized consultants, where necessary, to be more responsive to the ever-increasing financial complexities with which, as an issuer, we have been and expect to continue to be confronted.

On August 31, 2005, we entered into a Master Distribution Agreement (“MDA”) with CCE. The ten year exclusive MDA significantly expanded our distribution network. Under the terms of the MDA, CCE has the right of first refusal to distribute all of our new products. We currently are developing a secondary national distribution system for all other products that CCE does not carry.

In January 2005, we launched our Slammers® Starburst® line of Fruit & Cream Smoothies utilizing a “shelf stable” re-sealable plastic bottle for milk products that does not require refrigeration. Until that launch, all single served flavored milk in plastic bottles required refrigeration for storage, distribution, and shelf placement. The tactical advantage of distributing milk products ambient enables us to overcome a major entry barrier to reach the immediate consumption market. Refrigerated milk is relegated to the cold dairy direct-store-delivery systems that are controlled by either regional dairy processors or larger national dairy holding companies that carry their own brands of flavored milks. Shelf stable re-sealable plastic bottles allow us to use a more traditional distribution network that accommodates the non-refrigerated beverages. Also, milk products packaged in shelf stable re-sealable plastic bottles have significantly longer shelf life for storage, allowing us to ship in full truckloads resulting in decreased freight costs. We have converted all of our products to “shelf stable” re-sealable plastic bottles.

DISCUSSION AND ANALYSIS

This discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates included in our financial statements are the following:

•
Estimating the fair value of our complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133)

•
Estimating the future recoverability of our long-lived assets, consisting of property and equipment and intangible assets, pursuant to Statements on Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (FAS 144)

We use all available information and appropriate techniques to develop our estimates. However, actual results could differ from our estimates.

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we frequently enter into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black Scholes Merton option valuation technique, since it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, we generally use the Flexible Monte Carlo valuation technique since it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Impairment of Long-Lived Assets

Our long-lived assets consist principally of intangible assets, and to a much lesser extent, furniture and equipment. These balances represent approximately 65% of total assets at December 31, 2006. We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Consolidated Revenues

	2006	2005	$ Change	% Change
Revenues	$14,661,852	$11,948,921	$2,712,931	22.7%

The increase in our revenues in 2006 compared to 2005 is the result of our Master Distribution Agreement with CCE, which went into effect in November 2005. Accordingly, we reported a full year of revenue from this contract in 2006, compared to only two months in 2005. Our agreement with CCE stipulates lower unit selling prices than are charged to other customers. CCE is a significant customer and contributed 78% and 34% of our revenues in 2006 and 2005, respectively. Prior to our MDA with CCE, we relied on wholesalers and independent resellers for distribution of our products. Following our execution of the Master Distribution Agreement, we have reduced our reliance on wholesalers and independent resellers to distribute our product and, accordingly, our revenues from these sources decreased from 66% in 2005 to 22% in 2006. The loss of CCE as a customer, or the curtailment of business with CCE, would have a material adverse effect on our operations.

Revenues are net of industry-standard slotting fees and cash discounts of $563,070 and $487,221 in 2006 and 2005, respectively. Slotting fees, which totaled $463,256 and $442,625 in 2006 and 2005, are common in the large store channel and represent cash payments made for rights to place our products on customer retail shelves for a stipulated period of time. A component of our growth plan includes increasing penetration in the large store channel. Therefore, we expect slotting fees to increase in the future.

We plan to increase our revenues during 2007 by reorganizing and augmenting our internal sales force, securing additional national distributors, expanding our product offering, increasing our volume per outlet and driving further penetration of our products into CCE’s current customer base.

Geographically, our revenues are dispersed 99% and 1% between the United States of America and internationally, respectively. We plan to develop opportunities to augment our international sales, in particular within Canada and Mexico, during 2007.

Consolidated Product and Shipping Costs

	2006	% of Revenues	2005	% of Revenues	$ Change	% Change
Product costs	$12,649,884	86.3%	$8,938,692	74.8%	$3,711,192	41.5%
Shipping costs	1,530,297	10.4%	1,505,035	12.6%	25,262	1.7%
Total	$14,180,181	96.7%	$10,443,727	87.4%	$3,736,454	35.8%

Product and Shipping Costs

Product costs as a percentage of revenue increased 11.5% in 2006 primarily for three reasons. First, our average selling price per unit decreased compared with our average selling price in 2005 due to pricing concessions agreed to with CCE under our MDA. These pricing concessions were agreed to in anticipation of increased revenues generated through our relationship with CCE. As provided for in our agreement with CCE, we are increasing selling prices in early 2007.

Second, we sold certain products with remaining shelf life of less than what is allowed under the CCE agreement to other customers at a loss aggregating $440,000. These selling losses are attributed to contract implementation issues with CCE and are expected to be less material during 2007.

Finally, we recorded inventory obsolescence expense of $347,000 in 2006 compared to $0 in 2005. The 2006 expense represents reserves established primarily for the remaining 14 ounce “Commodore” bottles, which have been replaced with the vendible “Snowman” bottles.

Our shipping cost decreased 2.2% as a percentage of revenues. With the increase in sales volume from our relationship with CCE, we were able to decrease our overall shipping costs. This was done by shipping full truck loads of our product in 2006 instead of partial truck loads in 2005.

Consolidated Operating Expenses

	2006	% of Revenues	2005	% of Revenues	$ Change	% Change
Marketing and Advertising	$7,467,605	50.9%	$1,564,665	13.1%	$5,902,940	377.3%
Selling	11,859,652	80.9%	$5,900,211	49.4%	5,959,441	101.0%
General and administrative	10,685,831	72.9%	7,263,284	60.8%	3,422,547	47.1%
Product development	601,574	4.1%	636,342	5.3%	(34,768)	(5.5)%
Non-recurring finder’s fee	-	0.0%	3,000,000	25.1%	(3,000,000)	(100.0)%
Total	$30,614,662	208.8%	$18,364,502	153.7%	$12,250,160	66.7%

Marketing Expense and Advertising:

During 2006, we significantly increased our marketing budget by sponsorship of National Hot Rod Association (“NHRA”) pro stock race cars. We incurred approximately $3 million in expenses surrounding our NHRA advertising during 2006, which included retail promotions, personal appearances and sales events. The remainder of the increase in marketing and advertising expenditures is attributed to the creation of Bravo!’s first two television commercials, point of sale spending, and radio commercials. This included approximately $2,000,000 in fourth quarter radio and television advertising aimed at boosting brand awareness in our strongest geographic markets. Investment in marketing and advertising is important as we continue to build brand recognition and generate consumer trial and loyalty, and we expect to continue this investment in 2007.

Selling Expense:

Our selling expenses in 2006 increased by approximately $6.0 million due primarily to the hiring of additional sales personnel, a national CCE sales campaign and the non-cash amortization of an intangible asset. During 2006, our sales force headcount increased from 3 to 17 personnel, resulting in $1.3 million incremental payroll expenses. We also spent approximately $1.5 million on a nationwide campaign aimed at educating, motivating, and building brand awareness of the Slammers products within the CCE sales force. Included in selling expense is the non-cash amortization of an intangible asset associated with the CCE agreement, with expense of $1.6 million and $532,000 for 2006 and 2005, respectively. Royalty and travel expenses also contributed to the overall increase in 2006 selling expenditures.

During 2007, we plan to expand our sales force, which will be situated throughout the United States and Canada, from 17 to 112 personnel. The majority of these sales people will be tasked with working very closely with CCE sales personnel. Others will be focused exclusively on targeting customers outside of the CCE distribution network. Our sales force reorganization plan is a major component of our 2007 strategy. We believe that this investment will increase our sales by improving our penetration rates and increasing volume sold to existing customers. Due to the sales force expansion plan, we expect that total selling expenses will increase in 2007.

General and Administrative Expense:

There were two major new expenditures incurred in 2006 that drove our increase in general and administrative expenses. First, we incurred $2.8 million in unused capacity penalties as a result of our manufacturing agreement with Jasper Products. These expenditures were a necessary byproduct of our strategic plan for securing additional capacity in the limited FDA approved shelf-stable plant arena. At the time that increased capacity was secured, however, the need for extra capacity that we anticipated would exist from a ramp-up in sales, had not materialized. We expect these penalties to decrease in 2007, as our sales volume increases. Second, we recorded intangible assets in late 2005 and in 2006 associated with our manufacturing agreements. The amortization expense for these intangible assets amounted to $611,000 in 2006 compared to $0 in 2005.

As a percentage of total revenue, our general and administrative expense increased from 61% in 2005 to 73% in 2006. Total general and administrative expenses are expected to increase as we continue to build the company infrastructure. However, we expect that the expense as a percentage of revenue will be reduced due to revenue growth, cost cutting efforts and the refinement of business operations.

Product Development Expense:

Product development expense in both 2006 and 2005 relates to costs associated with package development. There was a slight decrease in expense in 2006 compared to 2005 due to a more efficient utilization of our resources. Our focus continues to be the development of innovative new products while expanding our current product base.

Non-Recurring Finders’ Fee:

We recorded a $3,000,000 one time, non-recurring finder’s fee in connection with our execution of the MDA with CCE in 2005. We did not incur similar costs during 2006 and do not expect to incur similar costs in the foreseeable future since our business opportunity with CCE is expected to be further developed over that period.

Consolidated Other Income (Expense)

	2006	% of Revenues	2005	% of Revenues	$ Change	% Change
Derivative income (expense)	$4,159,981	28.4%	$(60,823,574)	509.0%	$64,983,555	(106.8)%
Interest expense	(3,245,198)	22.1%	(1,667,294)	14.0%	(1,577,904)	94.6%
Liquidated damages	(6,472,000)	44.1%	(303,750)	2.5%	(6,168,250)	2,030.7%
Legal settlement	(552,600)	3.8%	-	0.0%	(552,600)	100.0%
Gain (loss) on extinguishment	(454,205)	3.1%	125,273	1.0%	(579,478)	(462.6)%
Total	$(6,564,022)	44.8%	$(62,669,345)	524.5%	$56,105,323	(89.5)%

Derivative Income/Expense

Derivative (income) expense arises from changes in the fair value of our derivative financial instruments and, in rare instances, day-one losses when the fair value of embedded and freestanding derivative financial instruments issued or included in financing transactions exceed the proceeds or other basis. Derivative financial instruments include freestanding warrants and compound embedded derivative features that have been bifurcated from debt and preferred stock financings. In addition, derivative financial instruments arose from the reclassification of other non-financing derivative and other contracts from stockholders’ equity because share settlement was presumed not to be within our control while certain variable share price indexed financing instruments were outstanding. We continue to review our derivative liabilities and the terms and conditions that give rise to their liability classification. During the fourth quarter of 2006, we reclassified approximately $19.5 million of our derivative liabilities to stockholders’ equity upon the amendment of terms or the conversion of instruments that had a ‘tainting’ impact. Accordingly, our derivative income and expense in future periods will not be affected by fair value changes arising from these reclassified financial instruments.

Changes in the fair value of compound derivatives indexed to our common stock are significantly affected by changes in our trading stock price and the credit risk associated with our financial instruments. The fair value of warrant derivatives is significantly affected by changes in our trading stock prices. The fair value of derivative financial instruments that are settled solely with cash fluctuate with changes in management’s weighted probability estimates following the financing inception and are generally attributable to the increasing probability of default events on debt and preferred stock financings. The fair value of the derivative instruments declined principally due to the decline in our common stock trading price. Since these instruments are measured at fair value, future changes in assumptions, arising from both internal factors and general market conditions, may cause further variation in the fair value of these instruments. Future changes in these underlying internal and external market conditions will have a continuing effect on derivative expense associated with our derivative financial instruments.

Our derivative income amounted to $4,159,981 for the year ended December 31, 2006, compared to derivative expense of $60,823,574 in the prior year. The magnitude of the derivative loss during the year ended December 31, 2005 when compared with the income for the year ended December 31, 2006 reflects the following:

During the year ended December 31, 2005, and specifically commencing in the second quarter, the trading price of our common stock reached significantly high levels relative to its trend. The trading price of our common stock significantly affects the fair value of our derivative financial instruments. To illustrate, our trading stock price at the end of the first quarter of 2005 was $0.15 and then increased to $0.93 by the end of the second quarter. Our trading stock price then declined to $0.61 and $0.59 at the end of the third and fourth quarters, respectively. However, the higher stock price had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to our income. Furthermore, during the year ended December 31, 2005, we entered into a $2,300,000 debt and warrant financing arrangement, more fully discussed in Note 7(b) in the accompanying financial statements. In connection with our accounting for this financing, we encountered the unusual circumstance of a day-one loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $8,663,869. We did not enter into any other financing arrangements during the periods reported that reflected such day-one losses.

The most significant factor driving the $4,159,981 derivative income recognized during the year ended December 31, 2006 was the decline in our stock price during the year. To illustrate, the closing price of our common stock at the close of 2006 was $0.31, compared to $0.59 at the close of 2005, representing a 47% decline in the stock price. Partially offsetting the derivative income was a $3.6 million derivative expense associated with a December 2006 amendment to the July 2006 $30 million convertible debt agreement. In the amendment, the investors agreed to waive their rights to exercise their default put in exchange for an increase in the face value of the financing agreement. This transaction is more fully discussed in Note 7(j) in the accompanying financial statements.

Interest Expense

The increase in interest expense in 2006 compared to 2005 was due to an increase in our debt balance. During 2006, we issued approximately $31.7 million in new debt financings. We also allocated proceeds from these financings to warrants and other features that required bifurcation from hybrid, convertible debt instruments. As a result, our debt is recorded at a discount, and we are required to amortize this discount through periodic charges to interest expense using the effective method. During 2006 and 2005, amortization of debt discounts amounted to approximately $1.9 million and $1.4 million respectively. Applying the effective method results in an increasing interest (or amortization) over the term of the debt. In addition, we issued $30.0 million of our total 2006 indebtedness during July 2006. Accordingly, our interest expense will increase in future periods due to (i) increased discount amortization and (ii) the increased interest from our average debt balances being outstanding for longer periods.

Liquidated Damages

During 2006, we recorded liquidated damages expense of $6,472,000 compared to $303,750 in 2005. We have entered into registration rights agreements with certain investors that require us to file a registration statement covering underlying indexed shares, become effective on the registration statement, maintain effectiveness and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of cash penalties to the investors in the event we do not achieve the requirements. We record our best estimate of liquidated damages penalties as liabilities and charges to our income when the cash penalties are probable and estimable. Effective February 2007, such penalties have ceased to accrue, but contractual terms and conditions that could result in additional future penalties for non-filings, loss of effectiveness or suspension of trading remain. We will evaluate our estimate of liquidated damages in future periods and adjust our estimates for changes, if any, in the facts and circumstances underlying their calculation.

Legal Settlement

During 2006, we recorded a legal settlement with Marvel for $552,600 that provided solely for the extension of the terms of previously issued warrants. When we extend expired or otherwise expiring warrants, we are required to remeasure them at their fair value on the modification date. Our charge represents the fair value of the options using the Black-Scholes-Merton valuation technique.

Gain (loss) on extinguishment of debt

Debt extinguishment gains and losses arise from modifications that we make from time to time to our debt arrangements. Certain modifications required our re-measurement of the carrying value of the debt to fair value when the modification is deemed to be significant, which is determined based upon changes in cash flows or changes in the fair value of embedded conversion options. We may further modify other debt arrangements as explained under the discussion related to our derivative financial instruments. Each modification will require a determination whether an extinguishment occurred and, if so, an extinguishment gain or loss may require recognition.

Consolidated Net Loss

We reported a net loss in 2006 of $36,697,013 compared with a net loss of $79,528,653 in 2005. There were several factors that gave rise to our losses in 2006 and 2005. First, we are currently expending funds for marketing programs, developing our administrative and operating infrastructure and developing new and existing sales channels. As a result, our current revenue volume has not been sufficient to recover all of our operating expenses. We anticipate that our operating expenses as a percentage of our sales will decrease in future periods as our revenues increase and our costs stabilize. In addition, we incurred a one-time $3,000,000 fee during 2005 related to the signing of the MDA with CCE. Finally, the overall magnitude of the 2005 net loss can be attributable largely to the fair value adjustments related to our derivative financial instruments of $60,823,574. See the discussion above about our derivative income (expense) for additional information.

Consolidated Loss Applicable to Common Shareholders

We reported a loss applicable to common shareholders in 2006 of $37,977,475 compared with $80,850,670 in 2005. Loss applicable to common shareholders represents net loss as adjusted for preferred stock dividends and accretion of our redeemable preferred stock and our equity classified preferred stock to redemption values using the effective method. Many of our preferred stock series have cumulative dividend features, and we will continue to reflect preferred stock dividends in our loss applicable to common shareholders until the preferred stock is converted, if ever. In addition, many of our redeemable preferred stock series were initially discounted due to the allocation of financing proceeds to detachable warrants and embedded derivative financial instruments. We use the effective method to amortize these discounts. The use of the effective method involves the accretion of our discounted redeemable preferred stock to redemption values. Accretion is the change of present value of a financing instrument to its appropriate future value over the anticipated life of the instrument. This method causes accretion to increase over the redemption period of these instruments as the carrying values increase. Accordingly, accretions will increase in future periods until the preferred stock is fully accreted to redemption values or converted.

Consolidated Loss per Common Share Applicable to Common Stockholders

The Company’s basic loss per common share applicable to common stockholders in 2006 was $(0.20) compared with a basic loss per common share applicable to common stockholders in 2005 of $(0.60). Because the Company experienced net losses in 2006 and 2005, all potential common share conversions existing in our financial instruments would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The weighted average common shares outstanding increased from 135,032,836 for the year ended 2005 to 192,450,151 for the year ended 2006. The increase is attributed primarily to conversions of our convertible debt and preferred instruments into common shares. Potential common stock conversions excluded from the computation of diluted earnings per share amounted to 195,933,793 and 108,059,082 for 2006 and 2005, respectively.

Consolidated Comprehensive Loss

Comprehensive loss differs from net loss for 2006 and 2005 by $49,264 and ($30,759), respectively, which represents the effects of foreign currency translation on the financial statements of our subsidiaries denominated in foreign currencies. Our foreign operations are currently not significant. Increases in our foreign operations will likely increase the effects of foreign currency translation adjustments on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to achieve profitability, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business at least through the first eight months of 2007. Ultimately, our ability to continue is dependent upon the achievement of profitable operations. There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Working Capital Needs and Major Cash Expenditures

In 2006, we experienced delays in filing our financial statements and registration statements due to errors in our historical accounting which we have corrected. As a result of our inability to make these filings timely, we incurred approximately $6.5 million in penalties, the majority of which we paid in cash to our investors during 2006 and January 2007. We also incurred approximately $1.4 million in outside accounting and legal fees during 2006 to remediate the underlying issues leading to the late filings. We are addressing the internal control weaknesses that resulted in the incurrence of these penalties, and we do not expect such material penalty expenditures in the future.

We currently have monthly working capital needs of approximately $1,500,000. This amount is however expected to increase in 2007, primarily due to the following factors:

•
Principal payments related to our July 2006 convertible note (described below) commence in May 2007, at which time approximately $1.8 million in principal will become due every other month. In addition, approximately $750,000 in interest is payable to these investors each quarter.

•	Our payroll, which currently approximates $400,000 monthly, is expected to double by late 2007, due largely to a planned major sales force expansion.

Material Covenants of Debt Obligations

On February 14, 2007, the Securities and Exchange Commission declared effective a Form SB-2 registration statement covering 60.55% of the securities in a July 2006 transaction, as amended, pursuant to which we issued and sold $30 million senior convertible notes that are due in 2010 and warrants that expire in July 2011. The senior notes are convertible into 105,468,750 shares of our common stock and the warrants can be exercised to purchase an additional 27,605,040 shares of our common stock. Of the securities underlying the notes and warrants, the February 14, 2007 registration statement was limited to and registered 60.55% of the securities in the July 2006 transaction, as amended, consisting of 74.2% of the common stock issuable upon a conversion of the notes and 8.6% of the common stock issuable upon the exercise of the warrants. We anticipate filing an additional registration statement to cover the underlying shares of our common stock not covered by the February 14, 2007 effective statement, as soon as we have the legal ability to do so.

External Sources of Liquidity:

On November 28, 2005, we closed a funding transaction with 13 accredited institutional investors, for the issuance and sale of 40,500,000 shares of our common stock for a purchase price of $20,250,000. In addition, we issued five-year warrants for the purchase of an additional 15,187,500 shares of common stock at an exercise price of $0.80 per share. Our issuance of these securities was pursuant to an exemption to the registration requirements of Section 5 of the Securities Act of 1933 for “transactions of the issuer not involving any public offering” provided in Section 4(2) of the Act and pursuant to a Regulation D offering. In connection with this financing, we issued common stock purchase warrants to purchase 1,012,500 shares of common stock at an exercise price of $.50 per share and 304,688 shares of common stock at an exercise price of $.80 per share to SG Cowen & Co., LLC, who acted as placement agent for this financing. On November 7, 2006, the Securities and Exchange Commission declared effective a Form SB-2 registration statement covering the November 28, 2005 transaction securities.

In July 2006, the Company sold $30 million four year senior convertible notes (the “July 2006 Notes”) in a private sale to five accredited institutional investors. The July 2006 Notes carried a 9% annual coupon, payable quarterly, and were convertible into shares of common stock at $0.70 per share. We also issued five year Series A warrants to purchase 13,178,571 shares of common stock and Series B warrants to purchase 43,392,856 shares of common stock (exercisable only if the Company redeems the July 2006 Notes, on a pro rata basis) at $0.73 per share. Absent the Company’s exercise of its call option to redeem the July 2006 Notes, the holders have no rights to exercise the Series B Warrants and receive common shares to which the contingent warrants are indexed.

On August 31, 2006, the Company entered into Amendment Agreements with respect to the July 2006 Notes, as a result of the Company’s delay in filing its second quarter Form 10QSB. The Company issued new Amended and Restated Notes (the “Restated July 2006 Notes”), at a reduced conversion price of $0.51 per share and granted the investors a “put” to compel the Company’s redemption of the Restated July 2006 Notes through December 15, 2006.

On December 29, 2006, the Company entered into Amendment and Exchange Agreements with the July 2006 investors. The investors agreed to waive their option to compel redemption, and the Company agreed to capitalize the $3,750,000 redemption premium with respect to the investors’ right to compel redemption of the Restated July 2006 Notes. In connection with these amendments, the Company issued new Restated July 2006 Notes having a conversion price of $0.32 and Series A and B Warrants having exercise prices of $0.34 and $0.32, respectively. On December 29, 2006, the closing market trading price of the Company’s common stock was $0.31 per share. On February 14, 2007, the Securities and Exchange Commission declared effective a Form SB-2 registration statement covering 60.55% of the securities in the July 2006 transaction, as amended.

On February 12, 2007, we obtained financing in the amount of $2,000,000 and issued promissory notes aggregating that principal amount to three accredited investors. The notes provide for rights of participation in a subsequent financing by us. We also issued five year warrants for 2,000,000 shares of our common stock at an exercise price of $0.34 per share in connection with this financing. The warrants and underlying common stock were issued pursuant to Regulation D.

On March 15, 2007, we issued promissory notes to three accredited investors aggregating $625,000, and obtained financing from them in that principal amount.  The notes provide for interest at 12% per annum, a maturity date of July 12, 2007, rights of participation in a subsequent financing by us and the ability of the investors to convert the notes to common stock at $0.34 per share upon an event of default.  We also issued five year warrants for the purchase of 625,000 shares of our common stock at an exercise price of $0.34 per share in connection with this financing.  The warrants and underlying common stock were issued pursuant to an exemption to Section 5 of the Securities Act of 1933, as amended, set forth in Section 4(2) of the Act and Regulation D, promulgated thereunder.

Information about our cash flows

Cash provided by (used in):	2006	2005	$ Change	% Change
Operating activities	$(27,226,081)	$(9,301,078)	$(17,925,003)	192.7%
Investing activities	(1,327,339)	(4,043,665)	2,716,326	(67.2)%
Financing activities	27,339,732	18,209,600	9,130,132	50.1%

The net increase in cash used in operating activities is due to a number of factors. Our net loss decreased from $79,528,653 in 2005 to $36,697,013 in 2006. However, our net loss in 2005 included a non-cash derivative expense of $60,823,574, while our 2006 net loss included a non-cash derivative gain of $4,159,981. Changes in accounts receivable contributed to a decrease in cash used by operating activities of $2,393,108, as compared to contributing to an increase of $3,356,477 for 2005 for a difference of $5,749,585. Cash used by operating activities increased as a result of changes in inventory during 2006 by $2,113,721, compared to $379,489 for the same period in 2005. This was the result of our building inventory during 2006 in connection with the continued implementation of our MDA with CCE. The changes in accounts payable and accrued liabilities for the year ended December 31, 2006 contributed to a reduction in cash used by operating activities of $5,265,914, whereas such changes in 2005 contributed to a decrease in cash used by operating activities of $7,294,548. Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the year ended December 31, 2006, and we had to rely on private placement financing and new convertible debt financing to cover operating expenses.

Cash used in the year ended December 31, 2006 in our investing activities was $1,327,339 for license and trademark costs and equipment purchases, compared to $4,043,665 for the same period in 2005.

Net cash provided by our financing activities for the year ended December 31, 2006 was $27,339,732. Net cash provided by financing activities for the same period in 2005 was $18,209,600, for a net increase of $9,130,132. The increase is attributed to proceeds received from convertible notes payable of $31,669,323 in 2006.

EFFECTS OF INFLATION

We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 7. – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended December 31, 2006 and 2005 are contained on Pages F-1 to F-61 which follows.

BRAVO! BRANDS INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

BRAVO! BRANDS, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4 to F-5

Consolidated Statements of Operations and Comprehensive Loss	F-6

Consolidated Statements of Cash Flows	F-7 to F-8

Consolidated Statements of Stockholders’ Deficit	F-9

Notes to Consolidated Financial Statements	F-10 to F-61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bravo! Brands Inc.
North Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Bravo! Brands Inc. (formerly Bravo! Foods International Corp.) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo! Brands Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $36,697,013 for the year ended December 31, 2006 and as of that date had a working capital deficit of $54,378,517 and an accumulated deficit of $157,031,836. The Company is also delinquent in payment of certain debts. These conditions raise substantial doubt about their ability to continue as a going concern. Management's actions in regard to these matters are more fully described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Lazar Levine & Felix LLP

New York, New York
March 28, 2007

BRAVO! BRANDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$3,783,562	$4,947,986
Accounts receivable, net of allowance for doubtful accounts of $140,000 and $350,000 for 2006 and 2005, respectively	965,733	3,148,841
Inventories, net of allowance for slow moving and obsolete inventory of $347,000 and $0, respectively	2,157,866	391,145
Prepaid expenses	388,565	973,299
Total current assets	7,295,726	9,461,271
Fixed assets	1,211,556	288,058
Intangible assets, net	18,537,612	18,593,560
Other assets	3,332,856	15,231
Total assets	$30,377,750	$28,358,120

See accompanying notes

BRAVO! BRANDS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accounts payable	$8,987,940	$5,987,219
Accrued liabilities	7,014,263	4,872,277
Notes payable	243,968	937,743
Convertible notes payable	25,486,990	1,012,780
Derivative liabilities	19,941,082	35,939,235
Total current liabilities	61,674,243	48,749,254
Non-current notes payable	67,500	-

Commitments and contingencies

Redeemable preferred stock:
Series F convertible, par value $0.001 per share, 200,000 shares designated Convertible Preferred Stock, stated value $10.00 per share, 5,248 shares issued and outstanding for 2005	-	52,480
Series H convertible, par value $0.001 per share, 350,000 shares designated, 7% Cumulative Convertible Preferred Stock, stated value $10.00 per share, 64,500 shares issued and outstanding for 2005	-	388,305
Series J, par value $0.001 per share, 500,000 shares designated, 8% Cumulative Convertible Preferred Stock, stated value $10.00 per share, 200,000 shares issued and outstanding for 2006 and 2005	1,561,707	871,043
Series K, par value $0.001 per share, 500,000 shares designated, 8% Cumulative Convertible Preferred Stock, stated value $10.00 per share, 95,000 shares issued and outstanding for 2006 and 2005	837,769	792,672
Total redeemable preferred stock	2,399,476	2,104,500

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized;
Series B convertible, par value $0.001 per share, 1,260,000 shares designated, 9% Convertible Preferred Stock, stated value $1.00 per share, 107,440 shares issued and outstanding for 2006 and 2005	107,440	107,440
Series H convertible, par value $0.001 per share, 350,000 shares designated, 7% Cumulative Convertible Preferred Stock, stated value $10.00 per share, 53,500 shares issued and outstanding for 2006	535,000	-
Common stock, par value $0.001 per share, 500,000,000 shares authorized, 202,429,528 and 184,253,753 shares issued and outstanding for 2006 and 2005, respectively	202,430	184,254
Additional paid-in capital	122,414,992	96,507,932
Common stock subscription receivable	(10,000)	(10,000)
Accumulated deficit	(157,031,836)	(119,254,501)
Translation adjustment	18,505	(30,759)
Total stockholders’ deficit	(33,763,469)	(22,495,634)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$30,377,750	$28,358,120

See accompanying notes

BRAVO! BRANDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years ended December 31,
	2006	2005

Revenues	$14,661,852	$11,948,921
Product costs	(12,649,884)	(8,938,692)
Shipping costs	(1,530,297)	(1,505,035)
Gross margin	481,671	1,505,194

Operating expenses:
Marketing and advertising	7,467,605	1,564,665
Selling	11,859,652	5,900,211
General and administrative	10,685,831	7,263,284
Product development	601,574	636,342
Non-recurring finder’s fee	-	3,000,000
	30,614,662	18,364,502
Loss from operations	(30,132,991)	(16,859,308)

Other income (expenses), net:
Derivative income (expense)	4,159,981	(60,823,574)
Interest income (expense), net	(3,245,198)	(1,667,294)
Liquidated damages	(6,472,000)	(303,750)
Legal settlement	(552,600)	-
Gain (loss) on extinguishment of debt	(454,205)	125,273
	(6,564,022)	(62,669,345)

Loss before income taxes	(36,697,013)	(79,528,653)
Provision for income taxes	-	-
Net loss	(36,697,013)	(79,528,653)

Adjustments to net loss to arrive at loss applicable to common stockholders:
Preferred stock dividends and accretion	(1,280,462)	(1,322,017)

Loss applicable to common stockholders	$(37,977,475)	$(80,850,670)

Basic and diluted loss per common share	$(0.20)	$(0.60)

Weighted average number of common shares outstanding	192,450,151	135,032,836

Comprehensive loss and its components consist of the following:
Net loss	$(36,697,013)	$(79,528,653)
Foreign currency translation adjustment	49,264	(30,759)
Comprehensive loss	$(36,647,749)	$(79,559,412)

See accompanying notes

BRAVO! BRANDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Years ended December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(36,697,013)	$(79,528,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,345,404	2,251,646
Stock issuances for compensation	1,372,000	346,438
Equity instruments issued and warrant costs for consulting expenses	317,566	1,472,261
Stock compensation expense	444,779	798,869
Legal settlement for Marvel warrants	552,600	-
Bad debt expense	(210,000)	259,604
Inventory obsolescence	347,000	-
(Gain) loss on debt extinguishment	454,205	(125,273)
Derivative (gain) expense, net	(4,159,981)	60,823,574
Amortization of debt discount	1,880,046	1,428,638
Loss on disposal of fixed assets	3,542	-
Increase (decrease) in cash from changes in:
Accounts receivable	2,393,108	(3,356,477)
Inventories	(2,113,721)	(379,489)
Prepaid expenses and other assets	(421,530)	(586,764)
Accounts payable and accrued expenses	5,265,914	7,294,548

Net cash used in operating activities	(27,226,081)	(9,301,078)

Cash flows from investing activities:
Licenses and trademark costs	(278,240)	(3,823,521)
Purchase of equipment	(1,049,099)	(220,144)
Net cash used in investing activities	(1,327,339)	(4,043,665)

Cash flows from financing activities:
Exercise of warrants	625,000	3,208,509
Proceeds from convertible notes payable	31,669,323	2,850,000
Proceeds from sale of common stock and warrants	151,951	20,690,000
Payment of preferred stock dividends	(87,866)	-
Payments for redemption of warrants	-	(5,900,000)
Payment of note payable	(2,295,598)	(500,000)
Registration and other costs of financing	(2,723,078)	(2,138,909)
Net cash provided by financing activities	27,339,732	18,209,600

Effect of changes in exchange rate on cash	49,264	(30,759)

Net increase (decrease) in cash and cash equivalents	(1,164,424)	4,834,098
Cash and cash equivalents, beginning of period	4,947,986	113,888
Cash and cash equivalents, end of period	$3,783,562	$4,947,986

See accompanying notes

BRAVO! BRANDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Supplemental Cash Flow Information	Years ended December 31,
	2006	2005
Cash paid during the year for interest	$414,423	$10,741
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Purchase of intangible assets with derivative warrants	$2,488,354	$15,960,531
Conversion of notes payable and accrued interest	$3,573,098	$20,343,934
Conversion of redeemable preferred stock and related dividends	$152,480	$2,644,326
Reclassification of derivative warrants	$19,547,072	$35,230,018

See accompanying notes

BRAVO! BRANDS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31 2006 AND 2005

							Common	Accumulated
					Additional		Stock	Other
	Preferred Stock		Common Stock		Paid In	Accumulated	Subscription	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Loss	Total

Balance, December 31, 2004	107,440	$107,440	57,793,501	$57,791	$21,387,210	$(38,716,131)	$-	$-	(17,163,690)

Conversion of redeemable preferred stock and dividends	-	-	9,245,352	9,247	2,659,079	(24,000)	-	-	2,644,326
Conversion of notes payable	-	-	41,248,858	41,249	20,302,685	-	-	-	20,343,934
Exercise of warrants	-	-	32,474,792	32,475	38,406,052	-	-	-	38,438,527
Private placement financing	-	-	40,950,000	40,950	20,649,050	-	-	-	20,690,000
Common stock subscribed but not paid	-	-	-	-	-	-	(10,000)	-	(10,000)
Financing costs	-	-	-	-	(2,138,909)	-	-	-	(2,138,909)
Stock issued for compensation	-	-	2,541,250	2,542	343,896	-	-	-	346,438
Stock option expense	-	-	-	-	798,869	-	-	-	798,869
Redemption of warrants	-	-	-	-	(5,900,000)		-	-	(5,900,000)
Accretion of preferred stock	-	-	-	-	-	(985,717)	-	-	(985,717)
Net loss for 2005	-	-	-	-	-	(79,528,653)	-	-	(79,528,653)
Translation adjustment	-	-	-	-	-	-	-	(30,759)	(30,759)
Balance, December 31, 2005	107,440	107,440	184,253,753	184,254	96,507,932	(119,254,501)	(10,000)	(30,759)	(22,495,634)

Conversion of redeemable preferred stock	-	-	436,527	437	152,043	-	-	-	152,480
Exercise of warrants	-	-	9,752,145	9,753	615,247	-	-	-	625,000
Conversion of notes payable	-	-	6,164,662	6,164	3,566,934	-	-	-	3,573,098
Private placement financing	-	-	279,199	279	151,672	-	-	-	151,951
Stock issued for compensation	-	-	1,750,000	1,750	1,370,250	-	-	-	1,372,000
Warrants issued for royalty agreement	-	-	-	-	104,299	-	-	-	104,299
Other	-	-	(206,758)	(207)	207	-	-	-	-
Financing costs	-	-	-	-	(45,443)	-	-	-	(45,443)
Stock option expense	-	-	-	-	444,779	-	-	-	444,779
Change in derivative liability	-	-	-	-	19,547,072	-	-	-	19,547,072
Payment of preferred stock dividends	-	-	-	-	-	(87,866)	-	-	(87,866)
Accretion of preferred stock	53,500	535,000	-	-	-	(992,456)	-	-	(457,456)
Net loss for 2006	-	-	-	-	-	(36,697,013)	-	-	(36,697,013)
Translation adjustment		-	-	-	-	-	-	49,264	49,264

Balance, December 31, 2006	160,940	$642,440	202,429,528	$202,430	$122,414,992	$(157,031,836)	$(10,000)	$18,505	$(33,763,469)

See accompanying notes

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 1 -Nature of Business, Liquidity and Management’s Plans and Significant Accounting Policies

Nature of Business:

Bravo! Brands Inc., a Delaware corporation, and subsidiary (“the Company”) is engaged in the sale of flavored milk products, primarily in the United States. In the future, the Company plans to expand its distribution throughout various international markets.

Liquidity and Management’s Plans:

As reflected in the accompanying consolidated financial statements, the Company has continued to incur operating losses and negative cash flows from operations and has a significant working capital deficiency at December 31, 2006. The Company has been dependent upon third party financing as it executes its business model and plans. In addition, during 2006 the Company incurred significant penalties to its investors as a result of its inability to complete its SEC filings on a timely basis. Finally, the Company’s revenues are concentrated with one major customer. The loss of this customer or curtailment in business with this customer could have a material adverse affect on the Company’s business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to increase its sales, primarily by significantly increasing its sales force, partnering with a second national distributor/customer and by broadening its product offerings. The Company’s margins are expected to improve due to increased sales, unit price escalations and a major focus on cost containment measures. However, the Company expects to be dependent on third party financing at least through the first eight months of 2007. Ultimately, the Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations. There is no assurance that further funding will be available at acceptable terms, if at all, or that the Company will be able to achieve profitability.

The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the Company’s financial statements are the following:

•	Estimating the fair value of the Company’s financial instruments that are required to be carried at fair value.

•	Estimating the recoverability of the Company’s long-lived assets.

•	Estimating future bad debts on accounts receivable that is carried at net realizable values.

•	Estimating the Company’s reserve for unsalable and obsolete inventories that are carried at lower of cost or market.

The Company uses all available information and appropriate techniques to develop its estimates. However, actual results could differ from the Company’s estimates.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Business Segment and Geographic Information

The Company operates in one dominant industry segment that it has defined as the single serve flavored milk industry. While the Company’s international business is expected to grow in the future, it currently contributes less than 2% of the Company’s revenues, and the Company has no physical assets outside of the United States. The Company currently has one customer in the United States that provided 78% and 34% of its revenue during the years ended December 31, 2006 and 2005, respectively.

Revenue Recognition

Revenues are recognized pursuant to formal revenue arrangements with the Company’s customers, at contracted prices, when the Company’s product is delivered to their premises and collectibility is reasonably assured. The Company extends merchantability warranties to its customers on its products but otherwise does not afford its customers with rights of return. Warranty costs have historically been insignificant.

The Company’s revenue arrangements often provide for industry-standard slotting fees where the Company makes cash payments to the respective customer to obtain rights to place the Company’s products on their retail shelves for a stipulated period of time. The Company also engages in other promotional discount programs in order to enhance its sales activities. The Company believes its participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances are recorded as reductions to the Company’s reported revenue. Unamortized slotting fees are recorded in prepaid expenses.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Bravo! Brands Inc. and its wholly-owned subsidiary Bravo! Brands (UK) Ltd. All material intercompany balances and transactions have been eliminated. Cumulative translation adjustments that the Company makes to reflect the accounts of Bravo! Brands (UK) Ltd. in United States Dollars are recorded as a component of other comprehensive income (loss) and stockholders’ deficit. Foreign currency transaction gains and losses are reported as a component of other income (expense).

Shipping and Handling Costs

Shipping and handling costs incurred to deliver products to the Company’s customers are included as a component of cost of sales. These costs amounted to $1,530,297 and $1,505,035 for the years ended December 31, 2006 and 2005, respectively.

Marketing and Advertising Costs

Marketing and advertising costs, which are expensed as incurred, aggregated $7,467,605 and $1,564,665 for the years ended December 31, 2006 and 2005, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits.  Management attempts to monitor the soundness of the financial institution and believes the Company’s risk is negligible.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Accounts Receivable

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. The Company regularly evaluates and monitors the creditworthiness of each customer. The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers’ credit risk and its overall collection history. As of December 31, 2006 and 2005, the allowance of doubtful accounts aggregated $140,000 and $350,000, respectively.

In addition, the Company’s accounts receivable are concentrated with one customer that represents 70% of the Company’s gross accounts receivable balances at December 31, 2006 and 2005, respectively. Approximately 3% of the Company’s gross accounts receivable at December 31, 2006 are due from international customers.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost on the first in, first-out method or market. Further, the Company’s inventories are perishable. Accordingly, the Company estimates and records lower-of-cost or market and unsalable-inventory reserves based upon a combination of the Company’s historical experience and on a specific identification basis. As of December 31, 2006 and 2005, the reserve for inventory obsolescence was $347,000 and $0, respectively.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over a period of seven years for furniture, five years for equipment, vehicles, and IT hardware, and three years for purchased software. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of operations.

Intangible Assets

The Company’s intangible assets, which are recorded at cost, consist primarily of the unamortized cost basis of warrants issued in connection with the Company’s distribution agreement with Coca-Cola Enterprises (“CCE”). Also included are warrants issued to H.P. Hood (“Hood”), a producer, and Organic Valley, a licensor, as well as a cash payment made to Jasper Products, LLC to secure additional capacity. These assets are being amortized on a straight line basis over estimated useful lives, which range from three to ten years.

Impairment of Long-Lived Assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Financial Instruments

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that the Company has concluded is more akin to debt than equity.

The Company carries cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. The Company also carries notes payable, convertible debt and redeemable preferred stock at historical cost; however, fair values of debt instruments and redeemable preferred stock are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

As of December 31, 2006, estimated fair values and respective carrying values of the Company’s notes payable, convertible debt and redeemable preferred stock are as follows:

Instrument	Note		Fair Value	Carrying Value
$187,743 Note Payable	6 (b	)	$187,743	$187,743
$123,725 Note Payable	6 (c	)	123,725	123,725
$600,000 Convertible Note Payable	7 (c	)	501,000	450,000
$30,000,000 Convertible Note Payable	7 (j	)	23,716,000	25,036,990
Series H Preferred Stock	9 (a	)	535,000	535,000
Series J Preferred Stock	9 (b	)	1,857,000	1,561,707
Series K Preferred Stock	9 (c	)	733,000	837,769

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

As of December 31, 2005, estimated fair values and respective carrying values of the Company’s notes payable, convertible debt and redeemable preferred stock were as follows:

Instrument	Fair Value	Carrying Value
$750,000 Note Payable	$750,000	$750,000
$187,743 Note Payable	187,743	187,743
$200,000 Convertible Note Payable	190,000	187,934
$ 15,000 Convertible Note Payable	13,300	1,620
$600,000 Convertible Notes Payable	668,000	600,000
$ 6,250 Convertible Note Payable	6,375	5,188
$ 25,000 Convertible Note Payable	25,500	30,278
$187,760 Convertible Note Payable	187,760	187,760
Series F Preferred Stock	46,000	52,480
Series H Preferred Stock	535,000	388,305
Series J Preferred Stock	1,731,000	871,043
Series K Preferred Stock	881,000	792,672

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

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements.

The following table summarizes the effects on the Company’s income (loss) associated with changes in the fair values of its derivative financial instruments by type of financing for the years ended December 31, 2006 and 2005:

Derivative income (expense):	2006	2005
Convertible note and warrant financings	$(9,581,790)	$(42,172,053)
Preferred stock and warrant financings	4,083,139	(11,314,733)
Other warrants and derivative contracts	9,658,632	(7,336,788)
Total Derivative Income (Expense)	$4,159,981	$(60,823,574)

Additional information related to individual financings can be found in notes 7 through 9.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table summarizes the number of common shares indexed to the derivative financial instruments as of December 31, 2006:

Financing or other contractual arrangement:	Note		Conversion Features	Warrants	Total
June 2004 $600,000 Convertible Note Financing	7(c	)	3,075,000	-	3, 075,000
May 2006 $2,500,000 Note Financing	7(i	)	-	900,000	900,000
July 2006 $30,000,000 Convertible Note Financing	7(j	)	105,468,750	27,605,040	133,073,790
Series H Convertible Preferred Stock (a)	9(a	)	-	500,000	500,000
Series J Convertible Preferred Stock	9(b	)	28,000,000	-	28,000,000
Total Common Shares Indexed			136,543,750	29,005,040	165,548,790

(a)
As more fully described in Note 6(a) this instrument was afforded the conventional convertible exemption, which means the Company did not have to bifurcate the embedded conversion feature. However, the Company was required to bifurcate certain other embedded derivatives as discussed in the note. Although the conversion feature did not require derivative accounting, the Company is required to also consider the 1,312,500 common shares into which this instrument is convertible into determining whether the Company has sufficient authorized and unissued common shares for all of the Company’s share-settled obligations.

During October 2006, the Financial Accounting Standards Board exposed for public comment FASB Staff Position 00-19(b), Accounting for Registration Payment Arrangements, which, if promulgated in its current form would amend Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the proposed amendment will provide for the exclusion of registration payments, such as the liquidated damages that the Company has incurred, from the consideration of classification of financial instruments. Rather, such registration payments would be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is the Company’s current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. The Company’s current financial arrangements result in liability classification because of registration payments and variable-priced instruments that cause share settlement of all of the Company’s derivative instruments to be beyond its control. Until the Company can amend or redeem the variable-indexed instruments, the Company will not receive the benefit of equity classification. Upon amendment or redemption, substantially all of the Company’s derivative financial instruments will be reclassified to stockholders’ equity at their adjusted fair value, and the Company will no longer be required to reflect fair value changes in its earnings.

Share-Based Payments

Effective January 1, 2005, the Company adopted Financial Accounting Standards No. 123(R), Share-Based Payments (FAS123R). Under the fair value method, the Company recognizes compensation expense for all share-based payments granted after January 1, 2005, as well as all share-based payments granted prior to, but not yet vested, as of January 1, 2005, in accordance with SFAS No. 123. Under the fair value recognition provisions of FAS 123(R), the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of FAS 123 and FAS 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and the disclosure provisions of SFAS No. 123. For further information regarding the adoption of SFAS No. 123(R), see Note 10 to the consolidated financial statements.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Income Taxes

The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expense or benefit in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

Loss Per Common Share

The Company’s basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the years ended December 31, 2006 and 2005 potential common shares arising from the Company’s stock options, stock warrants, convertible debt and convertible preferred stock amounting to 195,933,793 and 108,059,082 shares, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Recent Accounting Pronouncements Affecting the Company:

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”)

On September 15, 2006, the Financial Accounting Standards Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective January 1, 2007. The Company is currently evaluating the impact of adopting this pronouncement on its financial statements.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 effective January 1, 2007.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 2 - Fixed Assets

The Company’s fixed assets are comprised of the following as of December 31, 2006 and 2005:

	2006	2005
Equipment	$617,776	$209,085
Furniture and fixtures	189,568	189,068
Automobiles	255,327	29,295
Leasehold improvements	-	23,714
Purchased software	8,630	3,223
	1,071,301	454,385
Less: accumulated depreciation	(264,970)	(166,327)
	806,331	288,058
Construction in Process	405,225	-
Total Fixed Assets	$1,211,556	$288,058

Depreciation expense aggregated $122,058 and $43,292 for 2006 and 2005, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist primarily of the unamortized costs of warrants issued in connection with the Company’s Master Distribution Agreement (“MDA”) with CCE. Also included are trademark expenditures, warrants issued to H.P. Hood and Organic Valley, in connection with manufacturing and licensing agreements, and a $2.7 million payment to Jasper Products, LLC for securing additional capacity. The useful lives of these assets range from three to ten years. The following table summarizes the components of the Company’s intangible assets as of December 31, 2006 and 2005:

	2006	2005
CCE Distribution agreement	$15,960,531	$15,960,531
Manufacturing agreement - Jasper	2,700,000	2,700,000
Manufacturing agreement - H.P. Hood	2,384,055	-
Licensing agreement - Organic Valley	104,299	-
Trademark costs and other licenses	237,916	1,370,958
Less accumulated amortization	(2,849,189)	(1,437,929)
Total Intangible Assets	$18,537,612	$18,593,560

Amortization expense amounted to $2,822,543 and $1,411,004 for the years ended December 31, 2006 and 2005, respectively.

Estimated future amortization of the Company’s intangible assets for each of the next five years and thereafter is as follows as of December 31, 2006:

December 31, 2007	$2,637,651
December 31, 2008	$2,637,651
December 31, 2009	$2,637,154
December 31, 2010	$2,484,598
December 31, 2011	$2,038,943
Thereafter	$6,101,615

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 4 - Other Assets

Other assets are comprised of the following as of December 31, 2006 and 2005:

	2006	2005
Deferred financing costs	$2,311,363	$-
Deposits	1,021,493	15,231
Total Other Assets	$3,332,856	$15,231

During 2006, the Company sold $30 million four year convertible notes in a private sale. The costs associated with the sale are reflected as deferred financing costs and are being amortized over the term of the notes. Amortization expense for 2006 and accumulated amortization at December 31, 2006 totaled $400,802. Also included in the 2006 balance is a $1,000,000 escrow security deposit associated with the HP Hood manufacturing agreement. The deposit, contractually owed upon the signing of the agreement, and which will be paid once significant production commences, is to secure the Company’s obligations to purchase or pay for products or make any required penalty payments.

Note 5 - Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2006 and 2005:

	2006	2005
Investor relations liability (a)	$-	$1,545,565
Production processor liability (b)	850,628	1,893,547
Accrued payroll and related taxes	542,741	636,757
Accrued interest	893,706	376,198
Liquidated damages due to late registration (c)	3,397,419	303,750
Radio advertising and promotion costs	716,944	-
Other (d)	612,825	116,460
Total Accrued Liabilities	$7,014,263	$4,872,277

(a) The Company entered into a contract with an investor relations firm during 2005 that required payment in its equity securities. The liability at December 31, 2005 represents the value of the shares, which were not issued until 2006.

(b) Represents accruals for certain amounts owed to Jasper, the Company’s 3rd party production processor.

(c) Certain of the Company’s financing arrangements provide for penalties in the event of non-registration of securities underlying the financial instruments. Generally, these penalties are calculated as a percentage of the financing proceeds, usually between 1.0% and 3.0% each month. The Company records these liquidated damages when they are probable and estimable pursuant to FAS 5, “Accounting for Contingencies.”

(d) Represents primarily accruals for marketing, legal, and accounting fees.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 6 - Notes Payable

Notes payable consist of the following as of December 31, 2006 and 2005:

	2006	2005
Mid-Am Capital Note Payable (a)	$0	$750,000
International Paper Note Payable (b)	187,743	187,743
Notes Payable to GMAC (c)	123,725	-
Total notes payable	311,468	937,743
Less current maturities	243,968	937,743
Long-term notes payable	$67,500	$-

(a) On May 9, 2004 the Company received the proceeds of a $750,000 loan from Mid-Am Capital, payable September 3, 2004, with an annual interest rate of 8%. This loan was secured by a general security interest in all of the Company’s assets. The loan, which was delinquent at December 2005, was repaid in full during 2006.

(b) In 1999, the Company issued a promissory note to assume existing debt owed by its then Chinese joint venture subsidiary to a supplier, International Paper. The face value of that unsecured note was $282,637 at an annual interest rate of 10.5%. The note originally required 23 monthly payments of $7,250 and a balloon payment of $159,862 due on July 15, 2000. During 2000, the Company negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which represents interest due through the extension date. The balance due on this note is $187,743 at December 31, 2006, all of which is delinquent. Interest accrued and unpaid as of December 31, 2006 and 2005 aggregated $109,470 and $88,790, respectively.

(c) In March 2006, the Company purchased eight vehicles that are used by its regional sales managers. This loan balance represents amounts payable to GMAC under 36-month loan agreements. Annual interest rates are 1.5% (seven vehicles) and 4.9% (one vehicle).

Note 7 - Convertible Notes Payable

Convertible debt carrying values consist of the following as of December 31, 2006 and 2005:

	2006	2005
$ 200,000 Convertible Note Payable, due November 2006 (a)	$-	$187,934
$ 15,000 Convertible Note Payable, due May 2007 (b)	—	1,620
$ 600,000 Convertible Note Payable, due December 2005 (c)	450,000	600,000
$ 6,250 Convertible Note Payable, due April 30, 2006 (e)	-	5,188
$ 25,000 Convertible Note Payable, due October 1, 2006 (f)	-	30,278
$ 168,000 Convertible Note Payable, due December 1, 2006(g)	-	187,760
$ 2,500,000 Convertible Note Payable, due November 2006 (i)	-	-
$30,000,000 Convertible Note Payable, due July 31, 2010 (j)	25,036,990	-
Total Convertible Notes Payable	$25,486,990	$1,012,780

(a) $400,000 Convertible Note Financing

On November 20, 2003, the Company issued $400,000 of 8.0% convertible notes payable, due November 20, 2005 plus warrants to purchase 14,000,000 shares of the Company’s common stock with a strike prices ranging from $0.05 to $1.00 for a period of three years. In November 2005, the underlying note agreement was modified to extend the maturity date to November 2006. As of December 31, 2005, this note had an outstanding face value of $200,000, which was fully converted by September 30, 2006. The convertible notes were convertible into a variable number of the Company’s common shares based upon a variable conversion price of the lower of $0.05 or 75% of the closing market price near the conversion date. The holder had the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, the Company extended registration rights to the holder that required registration and continuing effectiveness thereof; the Company would be required to pay monthly liquidating damages of 2.0% for defaults under this provision.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In the Company’s evaluation of this instrument, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to a variable conversion feature, and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because, as noted above, share settlement and maintenance of an effective registration statement are not within the Company’s control. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

The Company estimated the fair value of the compound derivative on the inception date, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. The Company estimated the fair value of the warrants on the inception date, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, the Company’s valuation model resulted in compound derivative balances associated with this financing arrangement of $-0- and $1,311,000 as of December 31, 2006 and 2005, respectively. These amounts are included in Derivative Liabilities on the Company’s balance sheet. Warrants related to the financing were fully converted prior to December 31, 2005.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the $400,000 convertible note financing.

Derivative income (expense)	Year ended December 31, 2006	Year ended December 31, 2005
Compound derivative	$(551,400)	$(1,110,000)
Warrant derivative	$-	$(5,842,900)

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with the Company’s financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes to zero. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the years ended December 31, 2006 and 2005 amounted to approximately $22,000 and $88,000, respectively.

As noted in the introductory paragraph of this section, the holders extended the notes one additional year to November 2006. This modification was accounted for as an extinguishment because the present value of the amended debt was significantly different than the present value immediately preceding the modification. As a result of the extinguishment, the existing debt carrying value was adjusted to fair value using projected cash flows at market rates for similar instruments. This extinguishment resulted in the Company’s recognition of a gain on extinguishment of $22,733 in the fourth fiscal quarter of the Company’s year ended December 31, 2005.

(b) $2,300,000 Convertible Note Financing:

On January 28, 2005, May 23, 2005 and August 18, 2005, the Company issued $1,150,000, $500,000 and $650,000, respectively of 8.0% convertible notes payable, due January 28, 2007 plus warrants to purchase 9,200,000, 4,000,000 and 5,200,000, respectively, shares of the Company’s common stock with a strike price of $0.129 for a period of five years. At December 31, 2005, this note had an outstanding face value of $15,000, which was fully converted by August 30, 2006. The reduction in face value resulted from conversions to common stock. The convertible notes were convertible into a fixed number of the Company’s common shares based upon a conversion price of $0.125 with anti-dilution protection for sales of securities below the fixed conversion price. The Company had the option to redeem the convertible notes for cash at 120% of the face value. The holder had the option to redeem the convertible notes payable for cash at 120% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”).

In the Company’s evaluation of this instrument, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification was not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the necessary criteria for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value.

The Company estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. The Company estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, the Company’s valuation model resulted in compound derivative balances associated with this financing arrangement of $-0- and $4,867 as of December 31, 2006 and 2005, respectively.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the $2,300,000 convertible note financing:

Derivative income (expense)	Year Ended December 31, 2006	Year Ended December 31, 2005
Compound derivative	$(24,220)	$(3,779,033)
Warrant derivative	$-	$(17,141,306)

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with the Company’s financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the years ended December 31, 2006 and 2005 amounted to approximately $38,500 and $462,000, respectively.

(c) $600,000 Convertible Note Financing:

On June 29, 2004, the Company issued $600,000 of 10.0% convertible notes payable, due December 31, 2005, plus warrants to purchase 2,000,000 and 5,000,000 shares of the Company’s common stock with strike prices of $0.25 and $1.00, respectively, for periods of five and two years, respectively. Net proceeds from this financing arrangement amounted to $500,000. As of December 31, 2006 and 2005, the outstanding principal balance on this note was $450,000 and $600,000, respectively. The reduction in principal was due to note conversions. As of December 31, 2006, this debt is past due and the outstanding carrying value of $450,000 does not include $51,000 of unpaid interest, which is being reflected in accrued liabilities. The convertible note is convertible into a fixed number of the Company’s common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. The Company has the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, the Company extended registration rights to the holder that required registration and continuing effectiveness thereof; the Company is required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In the Company’s evaluation of this instrument, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the necessary criteria for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company estimated the fair value of the compound derivative on the inception date, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. The Company estimated the fair value of the warrants on the inception date, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, the Company’s valuation model resulted in compound derivative balances associated with this financing arrangement of $454,267 and $153,700 as of December 31, 2006 and 2005, respectively. These amounts are included in Derivative Liabilities on the Company’s balance sheet.

As of December 31, 2005, all warrants related to the financing had been converted.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the $600,000 convertible note financing:

Derivative income (expense)	Year Ended December 31, 2006	Year Ended December 31, 2005
Compound derivative	($ 300,567)	($ 125,867)
Warrant derivative	$-	($ 5,478,300)

An additional $72,598 in derivative expense was recognized during the year ended December 31, 2006 in connection with debt conversions.

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

The aforementioned allocations to the compound and warrant derivatives resulted in a discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, are amortized through periodic charges to interest expense using the effective method. Interest expense during the year ended December 31, 2006 and 2005 amounted to approximately $-0- and $428,000, respectively.

(d) $240,000 Convertible Note Financing:

On December 22, 2004, the Company issued $240,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 800,000 shares of its common stock at $0.15 for five years. Net proceeds from this financing arrangement amounted to $196,500. As of June 30, 2005, this debt had been fully converted. The convertible notes were convertible into a fixed number of the Company’s common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. The Company had the option to redeem the convertible notes for cash at 120% of the face value. The holder had the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, the Company extended registration rights to the holder that required registration and continuing effectiveness thereof; the Company was required to pay monthly liquidating damages of 2.0% for defaults under this provision.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In the Company’s evaluation of this instrument, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection, and it did not otherwise meet the conditions for equity classification. Since equity classification was not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put was indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the necessary criteria for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value.

The Company estimated the fair value of the compound derivative on the inception date, and subsequently, using the Monte Carlo Valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. These amounts are included in Derivative Liabilities on the Company’s balance sheet. The Company estimated the fair value of the warrants on the inception date, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As of September 30, 2005 all warrant liabilities related to the financing had been fully converted.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the $240,000 convertible note financing:

Derivative income (expense)	Year Ended December 31, 2006	Year Ended December 31, 2005
Compound derivative	$-	($ 55,604)
Warrant derivative	$-	$55,540

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the years ended December 31, 2006 and 2005 amounted to approximately $-0- and $66,781, respectively.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(e) $693,000 Convertible Note Financing:

On October 29, 2004, the Company issued $693,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 2,200,000 shares of the Company’s common stock at $0.15 for five years. Net proceeds from this financing arrangement amounted to $550,000. As of December 31, 2005, this debt had a face value of $6,250 outstanding which the amount had been fully converted by April 30, 2006. The convertible notes were convertible into a fixed number of the Company’s common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. The Company had the option to redeem the convertible notes for cash at 120% of the face value. The holder had the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, the Company extended registration rights to the holder that required registration and continuing effectiveness thereof; the Company was required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In the Company’s evaluation of this instrument, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection, and it did not otherwise meet the conditions for equity classification. Since equity classification was not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the necessary criteria for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value.

The Company estimated the fair value of the compound derivative on the inception date, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. The Company estimated the fair value of the warrants on the inception date, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, the Company’s valuation model resulted in compound derivative balances of $-0- and $42,878 as of December 31, 2006 and 2005, respectively. The Company’s valuation model resulted in warrant derivative balances from the convertible note financing of $-0- and $924,120 as of December 31, 2006 and 2005, respectively. These amounts are included in Derivative Liabilities on the Company’s balance sheet.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the $693,000 convertible note financing:

Derivative income (expense)	Year Ended December 31, 2006	Year Ended December 31, 2005
Compound derivative	($ 6,144)	($ 2,610,699)
Warrant derivative	$-	($ 668,950)

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the year ended December 31, 2006 and 2005 amounted to approximately $3,711 and $199,000, respectively.

(f) $660,000 Convertible Note Financing:

On April 2, 2004, the Company issued $660,000 of 10.0% convertible notes payable, due October 1, 2005, plus warrants to purchase 3,000,000 shares of the Company’s common stock at $0.15 for five years. Net proceeds from this financing arrangement amounted to approximately $500,000. As of December 31, 2005, this debt had a face value of $25,000 outstanding which had been fully converted by June 30, 2006. The convertible notes were convertible into a fixed number of the Company’s common shares based upon a conversion price of $0.10 with anti-dilution protection for sales of securities below the fixed conversion price. The Company had the option to redeem the convertible notes for cash at 120% of the face value. The holder had the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, the Company extended registration rights to the holder that required registration and continuing effectiveness thereof; the Company was required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In the Company’s evaluation of this instrument, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection, and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the necessary criteria for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

The Company estimated the fair value of the compound derivative on the inception date, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. The Company estimated the fair value of the warrants on the inception date, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, the Company’s valuation model resulted in compound derivative balances of $-0- and $159,250 as of December 31, 2006 and 2005, respectively. These amounts are included in Derivative Liabilities on the Company’s balance sheet. As of September 30, 2005, all warrants related to the financing had been fully converted.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the $660,000 convertible note financing:

Derivative income (expense)	Year Ended December 31, 2006	Year Ended December 31, 2005
Compound derivative	($ 9,750)	($ 2,787,246)
Warrant derivative	$-	$61,800

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the year ended December 31, 2006 and 2005 amounted to approximately $-0- and $74,000, respectively.

(g) $1,008,000 Convertible Note Financing:

On June 29, 2004, the Company issued $1,008,000 of 10.0% convertible notes payable, due April 30, 2006, plus warrants to purchase 3,200,000 and 8,000,000 shares of the Company’s common stock at $0.25 and $2.00, respectively, for a period of five years. Net proceeds from this financing arrangement amounted to $800,000. The Company had an outstanding balance of $-0- and $187,760 as of December 31, 2006 and 2005, respectively on this note. The convertible notes were convertible into a fixed number of the Company’s common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. The Company had the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, the Company extended registration rights to the holder that required registration and continuing effectiveness thereof; the Company is required to pay monthly liquidating damages of 2.0% for defaults under this provision.

In the Company’s evaluation of this instrument, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection, and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the necessary criteria for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company estimated the fair value of the compound derivative on the inception date, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. The fair value of the compound derivatives amounted to $0 and $564,735 as of December 31, 2006 and 2005, respectively. The Company estimated the fair value of the warrants on the inception date, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. These amounts are included in Derivative Liabilities on the Company’s balance sheet. As of December 31, 2005, all warrants related to the financing had been fully converted.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the $1,008,000 convertible note financing:

Derivative income (expense)	Year Ended December 31, 2006	Year Ended December 31, 2005
Compound derivative	($ 16,251)	($ 185,979)
Warrant derivative	-	($ 1,661,859)

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the year ended December 31, 2006 and 2005 amounted to approximately $0 and $383,000, respectively.

(h) $360,000 Convertible Note Financing:

On April 21, 2005, the Company issued $360,000, nine-month-term, 10% convertible notes payable, due October 31, 2005. Net proceeds for this financing transaction amounted to $277,488. The notes were convertible into shares of common stock at a fixed conversion rate of $0.20, with anti-dilution protection for sales of securities below the fixed conversion price. The holder converted the notes on September 30, 2005. The Company had the option to redeem the notes payable for cash at 120% of the face value. The holder had the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”).

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In the Company’s evaluation of this instrument, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection afforded the holder, and it did not otherwise meet the conditions for equity classification. Therefore, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that was carried as a component of derivative liabilities through the date of conversion.

The Company allocated the initial proceeds from the financing first to the compound derivative instrument in the amount of $113,925 and the balance to the debt host instrument. The Company estimated the fair value of the compound derivative on the inception date, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments.

The following table illustrates fair value adjustments that the Company has recorded related to the compound derivative arising from the $360,000 convertible notes payable.

Derivative income (expense)	Year Ended December 31, 2006	Year Ended December 31, 2005
Compound derivative	$-	($ 841,650)

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. Since the instrument was converted on September 30, 2005, there will be no future charges or credits to derivative income (expense) associated with this instrument.

The above allocations resulted in a discount to the carrying value of the notes amounting to approximately $173,925. This discount, along with related deferred finance costs and future interest payments, was amortized through periodic charges to interest expense using the effective method. Interest expense during the years ended December 31, 2006 and 2005 amounted to approximately $-0- and $163,000, respectively.

(i) $2,500,000 Note Payable, due November 12, 2006:

On May 12, 2006, the Company issued $2,500,000 of six-month, 10% notes payable plus detachable warrants to purchase 1,500,000 shares of the Company’s common stock with a strike price of $0.80 for a period of five-years. Net proceeds from this financing transaction amounted to $2,235,000. The holder has the option to redeem the notes for cash in the event of default and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The Company evaluated the terms and conditions of the notes and warrants and determined that (i) the Default Put required bifurcation because it did not meet the “clearly and closely related” criteria of FAS 133, and (ii) the warrants did not meet all of the requisite conditions for equity classification under FAS 133. As a result, the net proceeds from the arrangement were first allocated to the Default Put ($87,146) and the warrants ($901,665) based upon their fair values, because these instruments are required to be initially and subsequently carried at fair values.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On July 26, 2006, $1,000,000 of the outstanding note balance was transferred to the new $30 million convertible note financing, and 600,000 of the warrants were cancelled for warrants attached to this new financing (See Note 7(j)). The terms of the exchange resulted in the treatment of the transaction as a debt extinguishment, resulting in a loss of $357,054. The remaining balance of $1,500,000 was repaid on July 31, 2006.

At December 31, 2006, there was a warrant liability for the remaining 900,000 warrants of $234,000, which will continue to be recorded at fair value until the warrants are either exercised or expire.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the $2,500,000 Note Payable.

Derivative income (expense):	Year Ended December 31, 2006	Year Ended December 31, 2005
Default Put	$220,295	-
Warrant derivative	$(183,705)	-

The Company estimated the fair value of the put on the inception date using a cash flow technique that involves probability weighting multiple outcomes. The Company estimated the warrant value using the Black Scholes-Merton valuation technique. Significant assumptions included in the Company’s valuation models are as follows:

	Inception	December 31, 2006
Trading value of common stock	$0.75	$0.31
Warrant strike price	$0.80	$0.32
Volatility	133.00%	87.88%
Risk free rate	5.08%	5.02%
Expected term	Stated term	Remaining term
Discount rate used for cash flows	13.75%	16.00%

The fair value of the warrants declined principally due to the decline in the Company’s common stock trading price. Since these instruments are measured at fair value, future changes in assumptions, arising from both internal factors and general market conditions, may cause further variation in the fair value of these instruments. Changes in fair values of derivative financial instruments are reflected as charges and credits to income.

The above allocations resulted in a discount to the carrying value of the notes amounting to approximately $1,246,000. This discount, along with related deferred finance costs and future interest payments were amortized through periodic charges to interest expense using the effective method until the date of the repayment and the debt exchange. Interest expense through July 31, 2006 amounted to approximately $351,000.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(j) $30,000,000 Convertible Note Financing:

On July 26, 2006, the Company issued $30,000,000 of 9.0% convertible notes payable, due January 27, 2010, plus warrants to purchase 12,857,143 shares (“Series A Warrants”) of the Company’s common stock at $0.73, for a period of five years. Net proceeds from this financing arrangement amounted to approximately $27,500,000 (net of approximately $2,500,000 in financing costs). There was a $1,000,000 note balance related to the May 2006 financing that was exchanged for an equal amount of convertible notes from this financing (See Note 7(i) for the Company’s accounting for that exchange). The Company had a carrying value on this note of $25,036,990 as of December 31, 2006. The convertible notes were convertible into a fixed number of the Company’s common shares based upon a conversion price of $0.70 with anti-dilution protection for sales of securities below the fixed conversion price. The Company had the option to redeem the convertible notes for cash at an amount equal to the note balance plus accrued interest including the amount of unpaid interest that would have been paid through the third anniversary of the note. The holder has the option to redeem the convertible notes payable for cash at 125% of the face value in the event of default and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The Company had the option to redeem the notes payable at a date earlier than maturity (the “call option”). If the Company exercises the call option, the holders will have the right to exercise an additional 42,857,142 warrants and receive common shares to which the contingent warrants are indexed to (“Series B Warrants”). Absent the Company’s exercise of its call option to redeem the convertible notes, the holders have no rights to exercise the warrants and receive common shares to which the contingent warrants are indexed. The Company currently has no plans in the foreseeable future to exercise its call option. If the Company does exercise its call option, however, the number of its common shares that are issuable upon the exercise of the contingent warrants is limited to the number of its common shares underlying the convertible notes that have been redeemed. In addition, the Company extended registration rights to the holder that required registration and continuing effectiveness thereof; the Company is required to pay monthly liquidating damages of 3.0% for defaults under this provision.

In the Company’s evaluation of this instrument, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection, and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because these instruments did not meet all of the necessary criteria for equity classification. Therefore, the warrants are also required to be carried as a derivative liability, at fair value.

The Company estimated the fair value of the compound derivative on the inception date, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. The Company estimated the fair value of the warrants on the inception date, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. These amounts are included in Derivative Liabilities on the Company’s balance sheet.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On August 31, 2006, the Company entered into Amendment Agreements in which the investors agreed to release the Company from events of default that occurred under the terms of the original July 26, 2006 financing. In exchange, Amended and Restated Notes were issued in which the conversion price on the $15,000,000 financing, which was held in escrow, was reduced from $0.70 to $0.51. In addition, the holder could require the Company to redeem any portion of the Amended and Restated Note in cash or common stock at 125% from October 10, 2006 through December 15, 2006. This debt modification was deemed to be a modification rather than a debt extinguishment since it did not rise to the requirements of EITF 96-19 to be deemed a debt extinguishment. The change in the conversion price caused an additional embedded conversion feature liability of approximately $646,000 which was also recorded as a reduction in the carrying amount of the debt.

On December 29, 2006, the Company entered into Amendment Agreements in which the investors agreed to waive their rights to exercise their “Default Put” when an event of default occurred related to the registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission. In exchange, Amended and Restated Notes were issued which increased the original face value of the financing to $33,750,000. In connection therewith, the Company recorded derivative expense of approximately $3,610,000. In addition, the conversion price on $15,000,000 of the financing was reduced from $0.70 to $0.32. The conversion price on the other $15,000,000 of the financing was reduced from $0.51 to $0.32 (this was the portion of the financing adjusted in August 2006). The conversion price for the Series A warrants were reduced from $0.73 to $0.34 and the conversion price for the Series B warrants were reduced from $0.70 to $0.32. Based on guidance from EITF 06-6, this debt modification was deemed to be a debt extinguishment. The extinguishment of debt resulted in a net loss of approximately $28,000 which was also recorded as an increase in the carrying amount of the debt.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the $33,750,000 convertible note financing:

Derivative income (expense)	Year Ended December 31, 2006	Year Ended December 31, 2005
Compound derivative	($ 8,709,026)	$-
Warrant derivative	$144,757	$-

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

The aforementioned allocations to the compound and warrant derivatives resulted in the discount in the carrying value of the notes. This discount, along with related deferred finance costs and future interest payments, were amortized through periodic charges to interest expense using the effective method. Interest expense during the year ended December 31, 2006 amounted to approximately $1,931,000.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Series A derivative warrant fair values are calculated using the Black-Scholes-Merton valuation technique. Significant assumptions as of December 31, 2006, corresponding to the Series A warrants are as follows:

Series A
Trading market price	$0.31
Strike price	$0.34
Volatility	87.88%
Risk-free rate	5.02%
Remaining term/life (years)	4.50

The Company’s stock prices have been highly volatile. Future fair value changes are significantly influenced by the Company’s trading common stock prices. As previously discussed herein, changes in fair value of derivative financial instruments are reflected in earnings.

The fair value of the Series B contingent warrants is included as a component of the compound derivative figure.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 8 - Derivative Liabilities

The following table summarizes the components of derivative liabilities as of December 31, 2006 and December 31, 2005:

	Note		2006	2005
Compound derivative financial instruments that have been bifurcated from the following financing arrangements:
$ 400,000 Convertible Note Financing	7	(a)	$-	$1,311,000
$ 2,300,000 Convertible Note Financing	7	(b)	-	4,867
$ 600,000 Convertible Note Financing	7	(c)	454,267	153,700
$ 693,000 Convertible Note Financing	7	(e)	-	42,878
$ 660,000 Convertible Note Financing	7	(f)	-	159,250
$ 1,008,000 Convertible Note Financing	7	(g)	-	564,735
$30,000,000 Convertible Note Financing	7	(j)	9,326,007	-
Series H Preferred Stock Financing	9	(a)	-	381,377
Series J Preferred Stock Financing	9	(b)	3,416,000	5,628,000
Series K Preferred Stock Financing	9	(c)	139,565	206,200
Series F Preferred Stock Financing	9	(d)	-	25,632
Freestanding derivative contracts arising from financing and other business arrangements:
Warrants issued with $693,000 Convertible Notes	7	(e)	-	924,120
Warrants issued with $2,500,000 Note Financing	7	(i)	234,000	-
Warrants issued with $30,000,000 Convertible Notes	7	(j)	6,371,243	-
Warrants issued with Series H Preferred Stock	9	(a)	-	1,264,109
Warrants issued with Series D Preferred Stock	9	(d)	-	400,214
Warrants issued with Series F Preferred Stock	9	(d)	-	563,096
Other warrants	11	(b)	-	24,310,057
Total derivative liabilities			$19,941,082	$35,939,235

See the notes referenced in the table for details of the origination and accounting for these derivative financial instruments. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 9 - Preferred Stock

The Company’s articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock. The Company has designated this authorized preferred stock, as follows:

(a) Series H Preferred Stock:

The Company has designated 350,000 shares of its preferred stock as Series H Cumulative Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series H Preferred Stock has cumulative dividend rights at 7.0% of the stated amount, ranks senior to common stock and is non-voting. As of December 31, 2006 and 2005, the preferred stock balance was $535,000 and $388,305, respectively. The Series H preferred stock is convertible into the Company’s common stock at a fixed conversion price of $0.40 per common share. The Series H Preferred Stock is mandatorily redeemable for common stock on the fifth anniversary of its issuance. The Company has the option to redeem the Series H Preferred Stock for cash at 135% of the stated value. The holder has the option to redeem the Series H Preferred Stock for cash at 140% of the stated value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, listing of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). However, the terms of an amended agreement that were ratified by investors on December 29, 2006, eliminated the holder’s option to redeem the Series H Preferred Stock in the event of default and other contingent events related to the common stock into which the instrument is convertible (the “Default Put”).

Initially, based upon the Company’s evaluation of the terms and conditions of the Series H Preferred Stock, the Company concluded that it was more akin to a debt instrument than an equity instrument, which meant that the Company’s accounting conclusions were based upon those related to a traditional debt security, and that it should be afforded the conventional convertible exemption regarding the embedded conversion feature because the conversion price was fixed. Therefore, the Company was not required to bifurcate the embedded conversion feature and carry it as a liability. However, the Company concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt-type instruments. In addition, due to the default and contingent redemption features of the Series H Preferred Stock, the Company classified this instrument as redeemable preferred stock, outside of stockholders’ equity.

Based upon the Company’s evaluation of the terms and conditions of the Series H Preferred Stock subsequent to the Amended Agreements between the Company and investors, the Company concluded that it was more akin to equity rather than debt and thus has been reclassified to stockholders’ equity.

Between December 2001 and March 2002, the Company issued 175,500 shares of Series H Preferred Stock for cash of $1,755,000, plus warrants to purchase an aggregate of 4,387,500 shares of common stock at $0.50 for five years. As of December 31, 2006 and 31, 2005, shares of preferred stock outstanding were 53,500 and 64,500, respectively, and warrants outstanding were 500,000 and 4,387,500, respectively. The Company initially allocated $1,596,228 of the proceeds from the Series H Preferred financings to the warrants at their fair values because the warrants did not meet all of the conditions necessary for equity classification. However, due to amended agreements, the warrants currently meet all of the conditions necessary for equity classification and, accordingly, are carried as stockholders’ equity, at fair value.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company estimated the fair value of the derivative warrants on the inception date, and subsequently, using the Black-Scholes-Merton valuation technique. As a result of applying this technique, the Company’s valuation of the derivative warrants amounted to $325 and $1,264,109 as of December 31, 2006 and 2005, respectively. The Company estimated the fair value of the Default Puts on the inception date, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Since the Default Put was eliminated as a result of amended terms agreed to with the investors on December 29, 2006, the value has been reduced to $0. Significant assumptions underlying the probability-weighted outcomes included both the Company’s history of similar default events, all available information about the Company’s business plans that could give rise to or risk defaults and the imminence of impending or current defaults. As a result of these subjective estimates, the Company’s valuation model resulted in Default Put balances associated with the Series H Preferred Stock of $-0- and $381,377 as of December 31, 2006 and 2005, respectively. These amounts are included in Derivative Liabilities on the Company’s balance sheet. The following table illustrates fair value adjustments that the Company has recorded related to the Default Puts on the Series H Preferred Stock.

Derivative income (expense)	Year Ended December 31, 2006	Year Ended December 31, 2005
Default Put	$381,377	($ 224,451)
Derivative Warrants	$1,263,784	($ 887,896)

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in the Company’s estimates about the probability of default events and amortization of the time-value element embedded in the Company’s calculations. Higher derivative expense in the year ended December 31, 2006, when compared to the same periods of 2005, reflected the increased probability that the Default Put would become exercisable because the Company would not timely file certain reports with the Securities and Exchange Commission. While the Default Put became exercisable at that time, the holders of the Series H Preferred Stock did not exercise their right prior to curing the event. However, due to the ratification of a new agreement by investors on December 29, 2006, the Default Put was eliminated from the terms of the original agreement. Therefore, the holders of the Series H Preferred Stock no longer have exercisable rights concerning the default events that were specified in the original agreement.

The discounts to the Series H Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to retained earnings using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cumulative dividends at 7%	$42,337	$79,237
Accretions	256,695	558,089
	$299,032	$637,326

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

As of December 31, 2006, $337,792 of cumulative dividends are in arrears on Series H Preferred Stock.

(b) Series J Preferred Stock:

The Company has designated 500,000 shares of its preferred stock as Series J Cumulative Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series J Preferred Stock has cumulative dividend rights at 8.0% of the stated amount, ranks senior to common stock and is non-voting. It is also convertible into the Company’s common stock at a conversion price of $0.20 per common share. The Series J Preferred Stock is mandatorily redeemable for common stock on the fifth anniversary of its issuance. The Company has the option to redeem the Series J Preferred Stock for cash at 135% of the stated value. The holder has the option to redeem the Series J Preferred Stock for cash at 140% of the stated value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”).

Based upon the Company’s evaluation of the terms and conditions of the Series J Preferred Stock, the Company concluded that its features were more akin to a debt instrument than an equity instrument, which means that the Company’s accounting conclusions are generally based upon standards related to a traditional debt security. The Company’s evaluation concluded that the embedded conversion feature was not afforded the exemption as a conventional convertible instrument due to certain variability in the conversion price, and it further did not meet the conditions for equity classification. Therefore, the Company is required to bifurcate the embedded conversion feature and carry it as a liability. The Company also concluded that the Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt-type instruments. The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. In addition, due to the default and contingent redemption features of the Series J Preferred Stock, the Company classified this instrument as redeemable preferred stock, outside of stockholders’ equity.

In September 2002, February 2003 and May 2003, the Company issued 100,000 shares, 50,000 shares and 50,000 shares, respectively, of Series J Preferred Stock for cash of $2,000,000. The Company also issued warrants for an aggregate of 14,000,000 shares of the Company’s common stock in connection with the financing arrangement. The warrants have terms of five years and an exercise price of $0.25. The Company initially allocated proceeds of $658,000 and $1,190,867 from the financing arrangements to the compound derivative discussed above and to the warrants, respectively. Since these instruments did not meet the criteria for classification, they are required to be carried as derivative liabilities, at fair value.

The Company estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. The Company estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, the Company’s valuation model resulted in compound derivative balances associated with the Series J Preferred Stock of $3,416,000 and $5,628,000 as of December 31, 2006 and 2005, respectively. These amounts are included in Derivative Liabilities on the Company’s balance sheet.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the Series J Preferred Stock.

Derivative income (expense)	Year Ended December 31, 2006	Year Ended December 31, 2005
Compound derivative	$2,212,000	($ 4,900,000)
Warrant derivative	$-	($ 3,136,000)

Changes in the fair value of the compound derivative and, therefore, derivative income (expense) related to the compound derivative is significantly affected by changes in the Company’s trading stock price and the credit risk associated with its financial instruments. The fair value of the warrant derivative is significantly affected by changes in the Company’s trading stock prices. Future changes in these underlying market conditions will have a continuing effect on derivative income (expense) associated with these instruments.

The discounts to the Series J Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to retained earnings using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cumulative dividends at 8%	$160,000	$160,000
Accretions	690,664	385,218
	$850,664	$545,218

As of December 31, 2006, $621,442 of cumulative dividends are in arrears on Series J Preferred Stock.

(c) Series K Preferred Stock:

The Company has designated 500,000 shares of the Company’s preferred stock as Series K Cumulative Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series K Preferred Stock has cumulative dividend rights at 8.0% of the stated amount, ranks senior to common stock and is non-voting. It is also convertible into the Company’s common stock at a fixed conversion price of $0.10 per common share. The Series K Preferred Stock is mandatorily redeemable for common stock on the fifth anniversary of its issuance. The Company has the option to redeem the Series K Preferred Stock for cash at 120% of the stated value. The holder has the option to redeem the Series K Preferred Stock for cash at 140% of the stated value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, listing of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”).

Based upon the Company’s evaluation of the terms and conditions of the Series K Preferred Stock, the Company concluded that it was more akin to a debt instrument than an equity instrument, which means that the Company’s accounting conclusions are based upon those related to a traditional debt security, and that it should be afforded the conventional convertible exemption regarding the embedded conversion feature because the conversion price is fixed. Therefore, the Company is not required to bifurcate the embedded conversion feature and carry it as a liability. However, the Company concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt-type instruments. In addition, due to the default and contingent redemption features of the Series K Preferred Stock, the Company classified this instrument as redeemable preferred stock, outside of stockholders’ equity.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

In March 2004, the Company issued 80,000 shares of Series K Preferred Stock for cash of $800,000. In April 2004, the Company issued 15,000 shares of Series K Preferred Stock to extinguish debt with a carrying value of $150,000. At the time of these issuances, the trading market price of the Company’s common stock exceeded the fixed conversion price and, as a result, the Company allocated $160,000 and $60,000 from the March and April issuances, respectively, to stockholders’ equity which amount represented a beneficial conversion feature. In addition, the Company recorded a debt extinguishment loss of $60,000 in connection with the April exchange of Series K Preferred Stock for debt because the Company estimated that it had a fair value that exceeded the carrying value of the extinguished debt by that amount. Finally, the Company allocated approximately $59,000 and $11,000 to the Default Puts, representing fair values, in connection with the March and April issuances, respectively.

The Company estimated the fair value of the Default Puts on the inception dates, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Significant assumptions underlying the probability-weighted outcomes included both the Company’s history of similar default events, all available information about the Company’s business plans that could give rise to or risk defaults and the imminence of impending or current defaults. As a result of these subjective estimates, the Company’s valuation model resulted in Default Put balances associated with the Series K Preferred Stock of $139,565 and $206,200 as of December 31, 2006 and 2005, respectively. These amounts are included in Derivative Liabilities on the Company’s balance sheet. The following table illustrates fair value adjustments that the Company has recorded related to the Default Puts on the Series K Preferred Stock.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Derivative income (expense)	$66,635	($ 132,556)

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in the Company’s estimates about the probability of default events and amortization of the time-value element embedded in the Company’s calculations. Higher derivative expense in the year ended December 31, 2006, when compared to the same periods of 2005, reflected the increased probability that the Default Put would become exercisable because the Company would not timely file certain reports with the Securities and Exchange Commission. While the Default Put became exercisable at that time, the holders of the Series K Preferred Stock did not exercise their right prior to curing the event. There can be no assurances that the holders of the Series K Preferred Stock would not exercise their rights should further defaults arise.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The discounts to the Series K Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to retained earnings using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Cumulative dividends at 8%	$76,000	$76,000
Accretions	45,097	42,407
	$121,097	$118,407

As of December 31, 2006, $214,629 of cumulative dividends are in arrears on Series K Preferred Stock.

(d) Other Preferred Stock Designations and Financings:

Series B Preferred: The Company has designated 1,260,000 shares of its preferred stock as Series B Convertible Preferred Stock with a stated and liquidation value of $1.00 per share. Series B Preferred has cumulative dividend rights of 9.0%, ranks senior to common stock and has voting rights equal to the number of common shares into which it may be converted. Series B Preferred is convertible into common stock on a share for share basis. Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the Company has concluded that it meets all of the requirements for equity classification. The Company has 107,440 shares of Series B Preferred outstanding as of December 31, 2006 and 2005.

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

Series F Preferred: The Company has designated 200,000 shares of its preferred stock as Series F Convertible Preferred Stock with a stated and liquidation value of $10 per share. There were 5,248 shares of Series F Preferred Stock outstanding as of December 31, 2005. The shares were fully converted by September 30, 2006. Series F Preferred is non-voting and convertible into common stock at a variable conversion price equal to the lower of $0.60 or 75% of the trading prices near the conversion date. In addition, the holder had the option to redeem the convertible notes payable for cash at 125% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to a variable conversion feature, and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt-type instruments. These two derivative features were combined into one compound derivative instrument. In addition, due to the default and contingent redemption features of the Series F Preferred Stock, the Company classified this instrument as redeemable preferred stock, outside of stockholders’ equity at December 31, 2005.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The following table summarizes derivative income (expense) related to compound derivatives and freestanding warrant derivatives that arose in connection with the preferred stock transactions discussed above.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Derivative income (expense)	$159,343	($ 2,033,830)

Note 10 - Share Based Payments

On April 6, 2005, the Company’s Board of Directors adopted an incentive share-based plan (the “2005 Stock Incentive Plan”) that provides for the grant of stock options for up to 10,397,745 shares of the Company’s common stock to its directors, officers, key employees, and consultants. On May 10, 2005, the Company’s Board of Directors adopted the recommendation of its Compensation Committee to grant options for 8,922,745 shares to the Company’s directors and key employees. As of December 31, 2006, there were 1,275,000 shares of common stock reserved for issuance under the Company’s stock option plan. Options granted under 2005 Stock Incentive Plan have a contractual life of 10 years and vest over two years in equal annual installments with the first third exercisable on the grant date, provided that the individual is continuously employed by the Company. The Company did not grant options during the year ended December 31, 2006.

In years prior to 2005, the Company granted options for 650,000 shares to now former employees and options for 220,000 shares to now former directors, all which are fully vested and exercisable, under individual plans. Currently, there are no shares reserved for future issuance under these individual plans.

On January 1, 2006, the Company adopted Financial Accounting Standard 123 (revised 2004), Share-Based Payments (“FAS 123(R)”) which is a revision of FAS No. 123, using the modified prospective method. Under this method, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments modified or granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of FAS 123(R).

As the Company had previously adopted the fair-value provisions of FAS No. 123, effective January 1, 2005, the adoption of FAS 123(R) had a negligible impact on the Company’s earnings. The Company recorded compensation costs of $444,779 and $798,870 for the years ended 2006 and 2005, respectively. The Company recognized no tax benefit for share-based compensation arrangements due to the fact that it is in a cumulative loss position and recognized no tax benefits in its Consolidated Statement of Operations.

As required by FAS 123(R), the Company estimates forfeitures of employee stock options and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are determined for two groups of employees - directors / officers and key employees based on historical experience. The Company adjusts estimated forfeitures to actual forfeiture experience as needed. The cumulative effect of adopting FAS 123(R) of $17,000, which represents estimated forfeitures for options outstanding at the date of adoption, was not material and therefore has been recorded as a reduction of the Company’s stock-based compensation costs in Selling and General and Administrative expenses rather than displayed separately as a cumulative change in accounting principle in the Consolidated Statement of Operations. The adoption of SFAS No. 123(R) had no effect on cash flow from operating activities or cash flow from financing activities for the year ended 2006.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions and amortize that value to expense over the option’s vesting period using the straight-line attribution approach:

	Year	Year
	ended	ended
	2006 *	2005
Expected Term (in years)	n/a	6
Risk-free rate	n/a	5.01%
Expected volatility	n/a	141%
Expected dividends	n/a	0%

* No options were granted during this period.

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined as the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

Expected Volatility: The volatility factor used in the Company’s assumptions is based on the historical price of its stock over the most recent period commensurate with the expected term of the stock option award.

Expected Dividend Yield: The Company does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, the Company uses a dividend yield of zero in its assumptions.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

A summary of option activity under the stock incentive plans for the two year period ended December 31, 2006 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value

Outstanding at December 31, 2004	1,025,000	$0.46
Granted	9,122,743	$0.28
Exercised	-	-
Forfeited	(547,321)	$0.28
Expired	-	-

Outstanding at December 31, 2005	9,600,422	$0.32
Granted	-	-
Exercised	-	-
Forfeited	(41,667)	$0.25
Expired	(155,000)	$0.75

Outstanding at December 31, 2006	9,403,755	$0.31	8.36	$548,194

Vested at Dec. 31, 2006 plus expected future vesting	9,255,831	$0.31	8.36	$538,796

Exercisable at December 31, 2006	6,536,948	$0.33	8.36	$366,185

No options were granted during the year ended December 31, 2006. The weighted-average fair value of options granted during the year ended December 31, 2005 was $0.15. There were no exercises of options during the year ended December 31, 2006 and the same period in 2005.

At December 31, 2006, the Company had $201,003 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of one year.

The following table summarized the status of the stock options outstanding and exercisable at December 31, 2006:

	2006			2006
	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range	Number	Contractual	Average	Number	Average
of Exercise	of	Term	Exercise	of	Exercise
Prices	Options	(in years)	Price	Options	Price

$.20 to $.35	8,433,755	8.36	$0.25	5,633,615	$0.25
$.60 to $1.00	970,000	8.37	$0.87	903,333	$0.89
	9,403,755	8.36	$0.31	6,536,948	$0.33

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

In May 2005, the Company extended the contractual life of fully vested options for 770,000 shares held by two directors. As a result of that modification, the Company has recognized additional compensation expense of $104,000 for the second quarter of 2005.

Employee Benefit Plans

During 2006, the Company implemented a deferred compensation plan to cover all eligible employees. The Company’s contributions to the plan are discretionary, but may not exceed 3% of each employee’s annual salary. Contributions to the plan for 2006 were $83,707.

Note 11 - Stockholders’ Deficit

(a) Convertible Preferred Stock

The Company has designated 1,260,000 shares of its preferred stock as Series B Convertible Preferred Stock. Series B Preferred accumulates dividends at the rate of 9% per annum, payable only upon liquidation or redemption, as a percentage of the stated value, out of the assets and available funds. Voting rights of the Series B Convertible Preferred stock are the same as the Company’s common stock. Series B Convertible Preferred stock is convertible anytime after December 31, 1997 to the Company’s common stock at the fixed ratio of one share of common stock for one share of Series B Convertible Preferred stock surrendered for conversion. As of December 31, 2006, there were 107,440 shares of Series B Preferred Stock issued and outstanding. The Company accounts for Series B Preferred Stock as perpetual preferred equity.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(b) Common Stock Warrants

As of December 31, 2006, the Company had the following outstanding warrants:

Warrants	Grant date	Expiration date	Warrants/ Options Granted	Exercise Price

Series H Preferred Stock Financing	1/30/2002	1/30/2007	375,000	$0.500
Series H Preferred Stock Financing	2/15/2002	2/14/2007	125,000	0.500
Warrant to Licensor	6/20/2005	6/19/2007	500,000	0.050
Warrant Consultant	4/8/2005	4/7/2007	1,000,000	0.250
Warrant to Distributor	8/30/2005	8/29/2008	30,000,000	0.360
November 2005 Bridge Loan	11/14/2005	11/13/2010	150,000	0.710
November 2005 Common Stock Financing	11/28/2005	11/27/2010	40,749,991	0.320
May 2006 Financing	5/12/2006	5/11/2011	900,000	0.320
July 2006 Convertible Note Financing	7/27/2006	7/26/2011	27,605,040	0.340
July 2006 Convertible Note - Transfer Agent	7/27/2006	7/26/2011	2,896,008	0.340
Warrant to Processor	9/19/2006	9/18/2012	5,870,000	0.730
Warrant to Licensor	10/25/2006	10/24/2011	300,000	0.800
Other Financings	3/01/2002	2/28/2007	25,000	0.400

Total Warrants			110,496,039

Derivative income (expense) associated with these other warrants for the years ended December 31, 2006 and 2005 are as follows:

Derivative income (expense)		2006	2005
Warrant derivative	$	(9,659,214)	$(7,336,788)

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Activity for the Company’s common stock warrants is presented below:

		Weighted
		Average
	Shares	Price

Total warrants outstanding at December 31, 2004	62,617,277	$0.64

Warrants granted	66,329,688	0.39
Warrants exercised	(32,873,601)	(0.15)
Warrants expired	(3,331,667)	(1.62)
Warrants redeemed	(32,000,000)	(0.18)

Total warrants outstanding at December 31, 2005	60,741,697	$0.44

Warrants granted	59,506,487	0.36
Warrants exercised	(9,752,145)	(0.06)

Total warrants outstanding at December 31, 2006	110,496,039	$0.36

(c) Other Stockholders’ Equity Transactions

Year 2006

On March 31, 2006, the Company issued 1,500,000 shares of common stock underlying the Company’s June and October 2004 warrants for total proceeds of $150,000.

On April 13, 2006, the Company issued 457,125 shares of common stock pursuant to a notice of conversion of premiums associated with the Company’s June 2004 convertible note. The common stock underlying this note was registered pursuant to a registration statement declared effective on April 18, 2005.

On April 17, 2006, the Company, in a cashless transaction, issued 807,692 shares of common stock underlying the Company’s Series F Warrant for 1,000,000 warrants to an accredited investor. The shares of common stock underlying the Warrant were issued pursuant Regulation D.

On April 21, 2006, the Company issued 196,078 shares of its common stock in a private placement, of $100,000, pursuant to Section 4(2) of the Securities Act of 1933, to an accredited investor.

On April 28, 2006, the Company issued 437,500 shares of common stock to an accredited investor pursuant to notices of conversion of the Company’s April, June and October 2004 convertible notes. The common stock underlying these notes was registered pursuant to a registration statement declared effective on August 3, 2004 and April 18, 2005, respectively.

On April 28, 2006 the Company issued 1,500,000 shares of common stock underlying its April 2004 Warrant for total proceeds of $150,000. The shares of common stock underlying the Warrant were registered pursuant to a registration statement declared effective on August 3, 2004.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On May 12, 2006, the Company issued $2,500,000, six-month-term, 10% notes payable plus detachable warrants to purchase 1,500,000 shares of its common stock with a strike price of $0.80 for a period of five-years. Net proceeds from this financing transaction amounted to $2,235,000. The holder has the option to redeem the notes for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The Company evaluated the terms and conditions of the notes and warrants and determined that (i) the Default Put required bifurcation because it did not meet the “clearly and closely related” criteria of FAS 133 and (ii) the warrants did not meet all of the requisite conditions for equity classification under FAS 133. As a result, the net proceeds from the arrangement were first allocated to the Default Put ($87,146) and the warrants ($901,665) based upon their fair values, because these instruments are required to be initially and subsequently carried at fair values. These instruments will be carried in the Company’s balance sheet following the financing under the classification, Derivative Liabilities and adjusted to fair value. The warrants and shares of common stock underlying the warrants and notes were issued to two accredited investors in a private placement exempt from registration under the Securities Act of 1933 pursuant Regulation D.

On May 16, 2006, the Company issued 2,000,000 shares of common stock pursuant for an exercise of a warrant associated with its January 2005 convertible note financing for total proceeds of $200,000. The common stock underlying this warrant was registered pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

On June 7, 2006, the Company issued 101,100 shares of common stock pursuant to a conversion of its May 2005 convertible note. The shares of common stock underlying the convertible note were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

On July 3, 2006, the Company issued 2,000,000 shares of common stock pursuant to an exercise of a warrant associated with its November 2003 convertible notes financing for total proceeds of $100,000. The common stock underlying this warrant was registered pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 3, 2004.

On July, 6, 2006, the Company issued 83,121 shares of common stock in a private placement, pursuant to Section 4(2) of the Securities Act of 1933, to an accredited investor for total proceeds of $51,950,000.

On July, 14, 2006, the Company issued 436,388 shares of common stock upon the cashless exercise of a warrant associated with its Series D convertible preferred stock. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

On July 7, August 17 and August 31, 2006, the Company issued, in the aggregate, 275,000 shares of common stock pursuant to a conversion of its Series H preferred stock. The shares of common stock underlying the preferred were issued pursuant to Regulation D.

On July, 19, 2006, the Company issued 1,008,065 shares of common stock upon the cashless exercise of a warrant associated with its Series H convertible preferred stock. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

On July 26, 2006, the Company entered into a Securities Purchase Agreement with five accredited institutional investors, for the issuance and sale of $30 million in senior convertible notes that are due in January 2010. Under the terms of the financing, the Company sold $30 million in senior convertible notes, of which $15 million (the “Initial Notes”) were released upon closing and $15 million (the “Additional Notes”) were released from escrow in November 2006. The Initial Notes carry a 9% annual coupon, payable quarterly, and were initially convertible into shares of common stock at $0.70 per share. The Additional Notes carry a 9% annual coupon, payable quarterly, and were initially convertible into shares of common stock at $0.70 per share and then subsequently to $0.51 per share. In addition, the Additional Notes also provide that, from and after October 10, 2006 through December 15, 2006, the holder may require the Company to redeem at such holder's option any portion of the holder's Additional Note in cash at a price equal to 125% of the amount redeemed (the “Holder Optional Redemption”). In the event that such holder does not exercise the Holder Optional Redemption, the holder's right to any such optional redemptions shall terminate; provided, however, that once a holder delivers such a request, its right to deliver a subsequent request shall terminate.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

The Company also issued to the investors series A warrants to purchase 13,178,571 shares of common stock initially exercisable at $0.73 per share (the “Series A Warrants”) that expire in July 2011 and series B warrants to purchase 43,392,856 shares of common stock initially exercisable at $0.73 per share (the “Series B Warrants”) that expire in July 2011. The Company has the option to redeem the Initial Notes and the Amended Notes at a date earlier than maturity (the “Company Redemption”). If the Company exercises the Company Redemption, the holders will have the right to exercise the Series B Warrants and receive common shares to which these contingent warrants are indexed. Absent the Company’s exercise of the Company Redemption to redeem the Initial Notes and/or the Additional Notes, the holders have no right to exercise the Series B Warrants.

Pursuant to a Registration Rights Agreement between the Company and the investors, also dated July 26, 2006, the Company agreed to prepare and file a registration statement covering the resale of the shares issuable upon the conversion of the senior convertible notes and exercise of the warrants. The Company agreed to file this resale registration statement by the later to occur of (i) August 26, 2006 or (ii) 15 days following the effectiveness of the Form SB-2 filed by the Company on December 21, 2005, but in no event later than October 10, 2006. If, among other things, (a) the Company fails to file the resale registration statement within the period described above, which the Company was unable to do, or (b) the Company fails to cause the resale registration statement to be effective by the SEC within 60 days following the date the Company files the resale registration statement, or within 90 days, if there is a review of the resale registration statement by the SEC, the Company will be obligated to pay to each investor, as partial relief, on the date of such failure, an amount in cash equal to .75% of the aggregate purchase price paid by such investor for the notes and the warrants. The Company will be further obligated to pay, as partial relief, an amount in cash equal to 1.5% of the aggregate purchase price paid by such investor for the notes and the warrants on every thirtieth day that such failure continues (prorated for partial periods).

On August 31, 2006, the Company entered into Amendment Agreements with respect to the July 26, 2006 $30 million senior convertible notes transaction described above. Pursuant to the Amendment Agreements, the investors each agreed to release the Company from the events of default that occurred under the terms of the Initial Notes and Additional Notes as a result of the Company’s late filing of its Form 10-QSB for the quarterly period ended June 30, 2006. The Company agreed, in consideration for such releases, to exchange the Additional Notes for amended and restated notes (the "Amended and Restated Notes").

The terms of the Amended and Restated Notes differ from the terms of the Additional Notes in certain regards. The conversion price applicable was reduced from $0.70 to $0.51. The Company also granted the Holder Optional Redemption as discussed above.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On December 29, 2006, the Company entered into Amendment and Exchange Agreements (the “December Amendment”) with these investors. Pursuant to the December Amendment, each of the investors agreed to release the Company from the events of default that occurred under the terms of the Initial Notes and Additional Notes as a result of the Company’s late filing of its Form 10-QSB for the quarterly period ended June 30, 2006. Each of the investors waived any events of default in the Amended and Restated Additional Notes relating to the Company’s failure to pay the Holder Optional Redemption. Further, the Company agreed to capitalize the $3,750,000 redemption premium (which represents a 25% premium on the $15,000,000 principal amount of the Additional Notes) with respect to the investors’ right to compel redemption pursuant to the Holder Redemption. Also, in connection with the December Amendment, the investors’ right to compel redemption by exercise of the Holder Redemption has been terminated.

In consideration for each of the investors entering into the December Amendment, the Company agreed to amend and restate the terms of the Initial Notes, the Additional Notes, the Series A Warrants and the Series B Warrants. The conversion price of the Initial Notes and the Additional Notes has been reduced to $0.32. The exercise price of the Series A Warrants and the Series B Warrants was reduced to $0.34.

On August 24, 2006, the Company issued 168,937 shares of common stock pursuant to a conversion of the Company’s May 2005 convertible note. The shares of common stock underlying the convertible note were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

On September 13 2006, the Company issued, in the aggregate, 161,527 shares of common stock pursuant to a conversion of its Series F preferred stock. The shares of common stock underlying the preferred stock were issued pursuant to Regulation D.

On September 28, 2006, the Company issued 4,000,000 shares of common stock pursuant to a conversion of its November 2003 convertible note. The shares of common stock underlying the convertible note were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 3, 2004.

On September 28, 2006, the Company issued 1,000,000 shares of common stock pursuant to a conversion of its June 2004 convertible note. The shares of common stock underlying the convertible note were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

On November 17, 2006, the Company issued 1,750,000 shares of common stock pursuant to a consulting agreement.

On November 17, 2006, the Company issued 500,000 shares of common stock for the exercise of the February 2004 Marvel warrants for total proceeds of $25,000.

Year ended December 31, 2005

Quarter Ended March 31, 2005

New Financing: January 2005 Convertible Notes . On January 31, 2005, the Company closed a funding transaction with Longview Fund, LP, Longview Equity Fund, LP, Longview International Equity Fund, LP, Alpha Capital Aktiengesellschaft and Whalehaven Funds Limited, five institutional accredited investors, for the issuance and sale to the Subscribers of up to $2,300,000 of principal amount of promissory notes convertible into shares of common stock and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of the purchase price will be payable within five (5) business days after the actual effectiveness of an SB-2 Registration Statement as defined in the Subscription Agreement. The initial closing notes were at prime plus 4% interest in the aggregate amount of $1,150,000, plus five-year Warrants for the purchase of, in the aggregate, 9,200,000 shares of common stock, at the lesser of (i) $0.16, or (ii) 101% of the closing bid price of the Common Stock as reported by Bloomberg L.P. for the OTC Bulletin Board for the trading day preceding the Closing Date. The notes are convertible into shares of common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, the Company issued restricted common stock in the aggregate amount of 460,000 shares plus the aggregate cash amount of $57,500 for due diligence fees to the investors in this transaction. The Company issued the Convertible Promissory Note and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. The underlying common stock is now registered pursuant to a Form SB-2 registration statement declared effective August 2, 2005.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

November 2003 Convertible Notes. The Company converted $25,000 of its November 2003 Convertible Promissory Notes into 549,340 shares of common stock pursuant to a notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion included $2,467 of accrued and unpaid interest on the converted amount. The Company issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 3, 2004.

April 2004 Convertible Notes. The Company converted $99,999 of its April 2004 Convertible Promissory Notes into 1,141,387 shares of common stock pursuant to notices of conversion from Longview Fund LP, at a fixed conversion price of $0.10. The conversions included $14,138 of accrued and unpaid interest. The Company issued the underlying common stock upon conversion pursuant to its SB-2 registration statement, declared effective on August 3, 2004.

June 2004 Convertible Notes. The Company converted $41,666 of its June 2004 Convertible Promissory Notes into 430,327 shares of restricted common stock pursuant to a notice of conversion from Longview Fund LP, at a fixed conversion price of $0.15. The conversion included $22,822 of accrued and unpaid interest. The Company issued the Convertible Promissory Note and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. The underlying common stock is now registered pursuant to a Form SB-2 registration statement declared effective April 18, 2005.

Quarter Ended June 30, 2005

New Financing: April 2005 Convertible Note. On April 21, 2005, the Company closed a funding transaction with Alpha Capital Aktiengesellschaft for the issuance of a convertible 10% note in the aggregate amount of $300,000. The promissory note is convertible into shares of common stock of the Company at $0.20 per common share. Conversions are limited to a maximum ownership of 9.99% of the Company’s common stock at any one time. The note has an October 31, 2005 maturity and is payable in five equal monthly installments, commencing June 1, 2005. The installment payments consist of principal (equal to 1/5th of the initial principal amount) plus accrued interest. Installments can be paid in cash or common stock valued at the average closing price of the Company’s common stock during the five trading days immediately preceding the relevant installment due date. The Company has repriced Class B Warrants issued on June 30, 2004 from $2.00 per share to $0.125 per share and issued restricted common stock in the aggregate amount of 93,750 shares for finder’s fees to a third-party to facilitate this transaction. The Company has the right to prepay the promissory note by paying to the holder cash equal to 120% of the principal to be prepaid plus accrued interest. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors or a change in the present CEO of the Company. The common stock underlying the note and the finder’s fee common stock have “piggy back” registration rights. The Company issued the convertible note and finder’s fee common stock to accredited investors, pursuant to a Regulation D offering.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

New Financing: May 2005 Convertible Notes On May 23, 2005, the Company closed a funding transaction (the “May ’05 Transaction”) with Longview Fund, LP, Whalehaven Funds Limited, Ellis International Ltd., and Osher Capital Corp., four institutional accredited investors, for the issuance and sale to the Subscribers of Five Hundred Thousand Dollars ($500,000) of principal amount of promissory notes convertible into shares of the Company’s common stock and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. This May ’05 Transaction was a part of a January 23, 2005 funding transaction for an aggregate of Two Million Three Hundred Thousand Dollars ($2,300,000), One Million One Hundred Fifty Thousand Dollars ($1,150,000) of which was paid on the initial closing date, and One Million One Hundred Fifty Thousand Dollars ($1,150,000) of which (the “Second Tranche”) was to be payable within five (5) business days after the actual effectiveness of an SB-2 Registration Statement covering the aggregate transaction, as defined in the Subscription Agreement. The May ’05 Transaction for Five Hundred Thousand Dollars ($500,000) is a partial interim closing of the Second Tranche, which occurred prior to the anticipated effectiveness of the SB-2 Registration Statement covering the aggregate transaction. Contemporaneous with the May ’05 Transaction, the Company agreed to a modification of the January 23, 2005 aggregate transaction for the substitution of Ellis International Ltd. and Osher Capital Corp. in the place of Alpha Capital Aktiengesellschaft, one of the original investors. The May ’05 Transaction convertible notes are at prime plus 4% interest in the aggregate amount of $500,000 plus five-year Warrants for the purchase of, in the aggregate, 4,000,000 shares of common stock, at an exercise price of $0.129. The notes are convertible into shares of common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments, commencing June 1, 2005. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, the Company issued restricted common stock in the aggregate amount of 200,000 shares plus the aggregate cash amount of $25,000 for due diligence fees to Longview Fund, LP, Gem Funding LLC, Ellis International Ltd., and Osher Capital Corp. in this transaction.

Conversions: November 2003 Convertible Notes. The Company converted $50,000 of its November 2003 Convertible Promissory Note into 1,106,740 shares of common stock pursuant to a notice of conversion from Gamma Opportunity Capital Partners LP, at a fixed conversion price of $0.05. The conversion included $5,337 of accrued and unpaid interest. The Company issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 3, 2004.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Warrant Exercise: November 2003 Warrant. The Company issued 1,000,000 shares of common stock to Gamma Opportunity Capital Partners LP pursuant to the exercise of a Warrant issued in connection with the November 2003 financing transaction, and received $50,000 in warrant exercise payments. The shares of common stock underlying the warrant were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 3, 2004.

Warrant Exercise: April 2004 Warrant. The Company issued 1,500,000 shares of common stock to Longview Fund LP pursuant to the exercise of a Warrant issued in connection with the April 2004 financing transaction, and received $225,000 in warrant exercise payments. The shares of common stock underlying the warrant were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 3, 2004.

Conversions: June 2004 Convertible Notes. The Company converted $528,573 of its June 2004 Convertible Promissory Notes into 5,633,039 shares of common stock pursuant to notices of conversion from Longview Fund LP, Gem Funding LLC, Whalehaven Capital Fund Limited, Stonestreet Limited Partnership and Bi-Coastal Consulting Corp. at a fixed conversion price of $0.10. The conversion included $33,689 of accrued and unpaid interest. The Company issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

Warrant Exercise: June 2004 Warrant. The Company issued 2,200,000 shares of common stock to Longview Fund LP, Whalehaven Capital Fund Limited and Stonestreet Limited Partnership pursuant to the exercise of Warrants issued in connection with the June 2004 financing transaction, and received $309,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on April 18, 2005.

Conversions: October 2004 Convertible Notes. The Company converted $446,250 of its October 2004 Convertible Promissory Notes into 4,718,514 shares of common stock pursuant to notices of conversion from Longview Fund LP, Gem Funding LLC, Whalehaven Capital Fund Limited, Stonestreet Limited Partnership and Bi-Coastal Consulting Corp. at a fixed conversion price of $0.10. The conversion included $25,602 of accrued and unpaid interest. The Company issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

Warrant Exercise: October 2004 Warrant. The Company issued 1,700,000 shares of common stock to Longview Fund LP, Whalehaven Capital Fund Limited and Stonestreet Limited Partnership pursuant to the exercise of Warrants issued in connection with the October 2004 financing transaction and received $248,700 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on April 18, 2005.

Conversions: December 2004 Convertible Notes. The Company converted $210,000 of its December 2004 Convertible Promissory Notes into 2,176,706 shares of common stock pursuant to notices of conversion, to Momona Capital Corp. and Ellis International Ltd Inc., at a fixed conversion price of $0.10 per share. The conversion included $7,450 of accrued and unpaid interest. The Company issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on April 18, 2005.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Warrant Exercise: December 2004 Warrant. The Company issued 500,000 shares of common stock to Momona Capital Corp. and Ellis International Ltd Inc., pursuant to the exercise of Warrants issued in connection with the December 2004 financing transaction, and received $72,500 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on April 18, 2005.

Conversions: January 2005 Convertible Notes. The Company converted $534,304 of its January 2005 Convertible Promissory Notes into 4,461,685 shares of restricted common stock pursuant to notices of conversion, to Longview Fund LP, Longview Equity Fund LP and Longview International Equity Fund LP at a fixed conversion price of $0.125 per share. The Company issued the Convertible Promissory Note and the underlying common stock upon conversion to an accredited investor, pursuant to a Regulation D offering. The underlying common stock is now registered pursuant to a Form SB-2 registration statement declared effective August 2, 2005.

Conversions: Series F Convertible Preferred. The Company converted 31,134 shares of its Series F Convertible Preferred, having a stated value of $311,340 into 2,903,839 shares of common stock pursuant to notices of conversion, to Austinvest Anstalt Balzers and Esquire Trade & Finance Inc. The Company issued the Series F Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

Conversions: Series H Convertible Preferred. The Company converted 100,000 shares of its Series H Convertible Preferred, having a stated value of $1,000,000 into 2,500,000 shares of common stock pursuant to notices of conversion, to four individual and two institutional investors. The Company issued the Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

Conversions: Series I Convertible Preferred. The Company converted 20,000 shares of its Series I Convertible Preferred, having a stated value of $200,000 into 2,354,808 shares of common stock pursuant to a notice of conversion, to Alpha Capital AG. The Company issued the Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

Warrant Exercise: Series I Warrant. The Company issued 1,333,333 shares of restricted common stock to Alpha Capital AG, pursuant to the exercise of Warrants issued in connection with the Series I financing transaction, and received $133,333 in warrant exercise payments. The shares of common stock underlying the warrants are now registered pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

Private Placements. On May 17, 2005, the Company issued the aggregate of 27,500 restricted shares of its common stock, with a recorded value of $4,950, to eleven product sales brokers as a bonus for the performance of services for the Company. The Company issued the restricted common stock pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

S-8 Registration. On April 14, 2005 and April 18, 2005, the Company issued 750,000 and 250,000 shares, respectively, of its common stock to Geoffrey Eiten, for services rendered for strategic business planning. These shares were part of 1,500,000 shares of the Company’s common stock registered under a Form S-8 registration statement filed December 23, 2004.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Warrant Issue. On June 20, 2005, the Company issued a one year Warrant to Marvel Enterprises Inc. to purchase 1,000,000 shares of its common stock at $0.05 per share. This Warrant was issued in connection with the execution of a License Agreement with Marvel for the United States, Canada and Mexico. The Company issued the Warrant pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

Quarter Ended September 30, 2005

Warrant Exercise: Series D Warrant. The Company issued 696,042 shares of common stock to Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Esquire Trade & Finance Inc., pursuant to the cashless exercises of warrants for 763,750 shares of common stock. The Company issued the Warrants and the underlying common stock upon exercise to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

Conversions: Series F Convertible Preferred. The Company converted 19,133 shares of its Series F Convertible Preferred, having a stated value of $191,330 into 804,752 shares of common stock pursuant to notices of conversion to Amro International, SA. The Company issued the Series F Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

Warrant Exercise: Series F Warrant. The Company issued 3,345,417 shares of common stock to Austinvest Anstalt Balzers and Esquire Trade & Finance Inc. and Libra Finance, SA., pursuant to the cashless exercise of warrants for 3,676,518 shares of common stock. The Company issued the Warrants and the underlying common stock upon exercise to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

Conversions: Series H Convertible Preferred. The Company converted 1,000 shares of its Series H Convertible Preferred, having a stated value of $10,000 into 25,000 shares of common stock pursuant to notices of conversion, to one individual investor. The Company issued the Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

Conversions: Series I Convertible Preferred. The Company converted 10,000 shares of its Series I Convertible Preferred, having a stated value of $100,000 into 656,953 shares of common stock pursuant to a notice of conversion, to Tradersbloom Limited. The conversion included $24,000 of accrued and unpaid interest. The Company issued the Convertible Preferred and the underlying common stock upon conversion to accredited investors, pursuant to a Regulation D offering and Rule 144(k).

Conversions: April 2004 Convertible Notes. The Company converted $250,000 of its April 2004 Convertible Promissory Notes into 2,808,219 shares of common stock pursuant to notices of conversion from Osher Capital Inc., Ellis International Ltd Inc. and Alpha Capital AG. The conversion included $3,082 of accrued and unpaid interest on the converted amount. The Company issued the underlying common stock upon conversion pursuant to a Form SB-2 registration statement, declared effective on August 4, 2004.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Conversions: June 2004 Convertible Notes. The Company converted $250,000 of its June 2004 Convertible Promissory Notes into 2,796,575 shares of common stock pursuant to notices of conversion from Alpha Capital AG at a fixed conversion price of $0.10. The conversion included $29,657 of accrued and unpaid interest on the converted amount. The Company issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

Conversions: October 2004 Convertible Notes. The Company converted $125,000 of its October 2004 Convertible Promissory Notes into 1,342,808 shares of common stock pursuant to notices of conversion from Alpha Capital AG at a fixed conversion price of $0.10. The conversion included $9,280 of accrued and unpaid interest on the converted amount. The Company issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on April 18, 2005.

Warrant Exercise: December 2004 Warrant. The Company issued 300,000 shares of common stock to Momona Capital Corp. pursuant to the exercise of Warrants issued in connection with the December 2004 financing transaction and received $30,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on April 18, 2005.

Conversions: January 2005 Convertible Notes. The Company converted $500,071 of its January 2005 Convertible Promissory Notes into 4,186,644 shares of restricted common stock pursuant to notices of conversion to Longview Fund LP, Longview Equity Fund LP and Longview International Equity Fund LP at a fixed conversion price of $0.125 per share. The conversion included $23,260 of accrued and unpaid interest on the converted amount. The Company issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

Warrant Exercise: January 2005 Warrant. The Company issued 7,200,000 shares of common stock to Whalehaven Capital Fund Limited, Longview Fund LP, Longview Equity Fund LP and Longview International Equity Fund LP pursuant to the exercise of Warrants issued in connection with the January 2005 financing transaction and received $720,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

Conversions: April 2005 Convertible Notes. The Company converted $300,000 of its April 2005 Convertible Promissory Note into 1,556,438 shares of restricted common stock pursuant to notices of conversion, to Alpha Capital AG at a fixed conversion price of $0.20 per share. The conversion included $11,288 of accrued and unpaid interest on the converted amount. The Company issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

Conversions: May 2005 Convertible Notes. The Company converted $475,000 of its May 2005 Convertible Promissory Notes into 4,141,270 shares of restricted common stock pursuant to notices of conversion to Whalehaven Capital Fund Limited, Ellis International Ltd, Longview Fund LP and Osher Capital Corp. The conversion included $9,317 of accrued and unpaid interest on the converted amount. The Company issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Warrant Exercise: May 2005 Warrant. The Company issued 4,000,000 shares of common stock to Whalehaven Capital Fund Limited, Ellis International Ltd, Longview Fund LP and Osher Capital Corp. pursuant to the exercise of Warrants issued in connection with the January 2005 financing transaction and received $400,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

August 2005 Convertible Notes. On August 18, 2005, the Company closed a funding transaction (the “August ’05 Transaction”) with Longview Fund, LP, Longview Equity Fund, LP and Longview International Equity Fund, LP, three institutional accredited investors, for the issuance and sale to the Subscribers of Six Hundred Fifty Thousand Dollars ($650,000) of principal amount of promissory notes convertible into shares of common stock and Warrants to purchase shares of common stock at 100% coverage of the common stock issuable in accordance with the principal amount of the notes. This August’05 Transaction was a part of a January 23, 2005 funding transaction for an aggregate of Two Million Three Hundred Thousand Dollars ($2,300,000). The August ’05 Transaction is the Second Tranche of the January ’05 transaction, which occurred upon the effectiveness of the SB-2 Registration Statement covering the aggregate transaction. The August’05 Transaction convertible notes are at prime plus 4% interest in the aggregate amount of $650,000, plus five-year Warrants for the purchase of, in the aggregate, 5,200,000 shares of common stock, at an exercise price of $0.129. The notes are convertible into shares of common stock at $0.125 per common share. Conversions are limited to a maximum ownership of 9.99% of the underlying common stock at any one time. The notes have a maturity date two years from closing and are payable in twelve equal monthly installments. The installment payments consist of principal equal to 1/20th of the initial principal amount which, subject to certain conditions concerning trading volume and price, can be paid in cash at 103% of the monthly installment, or common stock or a combination of both. The notes have an acceleration provision upon the change in a majority of the present Board of Directors except as the result of the death of one or more directors, or a change in the present CEO. In connection with this transaction, the Company issued restricted common stock in the aggregate amount of 260,000 shares plus the aggregate cash amount of $32,500 for due diligence fees to Longview Fund companies. The Company issued the equity equivalents, the underlying common stock upon conversion and the finders’ fee common stock pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

On September 30, 2005, the Company prepaid $250,000 of the aggregate $650,000 of the August ’05 Transaction notes, as follows: $57,692 to Longview Fund, LP, $144,231 to Longview Equity Fund, LP and $ $48,077 to Longview International Equity Fund, LP. The holders of these notes waived the prepayment premium in lieu of their retention of warrants attached to August ’05 Transaction.

Conversions: August 2005 Convertible Notes. The Company converted $91,217 of its August 2005 Convertible Promissory Notes into 743,750 shares of restricted common stock pursuant to a notice of conversion, to Longview Fund LP, at a fixed conversion price of $0.125 per share. The conversion included $1,752 of accrued and unpaid interest on the converted amount. The Company issued the common stock upon conversion pursuant to a Form SB-2 registration statement declared effective by the Securities and Exchange Commission on August 2, 2005.

Warrant Exercise: August 2005 Warrant. The Company issued 5,200,000 shares of common stock to Longview Fund LP, Longview Equity Fund LP and Longview International Equity Fund LP pursuant to the exercise of Warrants issued in connection with the August 2005 financing transaction and received $520,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on August 2, 2005.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Private Placements. On August 3, 2005, the Company issued 500,000 restricted shares of its common stock to Geoffrey Eiten, for services rendered for strategic business planning. The Company issued the restricted common stock pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

On August 29 and September 19, 2005, the Company issued the aggregate of 1,000,000 restricted shares of its common stock to National Financial Communications Corp. pursuant to the exercise of Warrants issued in connection with a consulting agreement for services rendered for strategic business planning. The Company issued the restricted common stock pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering.

On September 19, 2005, the Company issued 450,000 restricted shares of its common stock to Alpha Capital AG, an accredited investor, in a sale not involving a public offering at a price of $1.00 per share. The Company issued the common stock pursuant to a Regulation D offering.

Warrant Issue. On August 31, 2005, the Company issued a three year Warrant to CCE to purchase 30,000,000 shares of common stock at $0.36 per share. During the first 18 months of the exercise period, the Company has the option to “call” the exercise of up to 10,000,000 shares of common stock issuable upon exercise of the Warrant, upon the Company’s satisfaction of certain conditions, including a trading price of not less than $1.08 per share for 20 consecutive trading days. This Warrant was issued in connection with the execution of a MDA on August 31, 2005. The Company issued the Warrant pursuant to Section 4(6) of the Securities Act of 1933, which provides an exemption from the registration requirements of the Act for transactions not involving a public offering. The Company capitalized $15,960,531 in deferred distribution costs for the issuance of a three year warrant to CCE to purchase of 30,000,000 shares of common stock in connection with the MDA. The Company will recognize that cost as a selling expense over the 10-year term of the agreement.

Quarter Ended December 31, 2005

On November 28, 2005, the Company closed a funding transaction with 13 accredited institutional investors, for the issuance and sale of 40,500,000 shares of common stock for a purchase price of $20,250,000. In addition, the Company also issued five-year warrants for the purchase of an additional 15,187,500 shares of common stock at an exercise price of $0.80 per share. The securities are restricted and have been issued pursuant to an exemption to the registration requirements of Section 5 of the Securities Act of 1933 for “transactions of the issuer not involving any public offering” provided in Section 4(2) of the Act and pursuant to a Regulation D offering. In connection with this financing, the Company issued common stock purchase warrants to purchase 1,012,500 shares of common stock at an exercise price of $.50 per share and 304,688 shares of common stock at an exercise price of $.80 per share to SG Cowen & Co., LLC, who acted as placement agent for this financing.

The shares of common stock and the shares of common stock underlying the warrants carry registration rights that obligate the Company to file a registration statement within 45 days from closing and have the registration statement declared effective within 120 days from closing.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, or business associates of the Company., and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to the Company’s Securities and Exchange Commission filings.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Warrant Exercise: June 2004 Warrant. In December 2005, the Company issued 2,500,000 shares of common stock to Alpha Capital AG pursuant to the exercise of a “B” Warrant issued in connection with the June 2004 financing transaction and received $250,000 in warrant exercise payments. The shares of common stock underlying the warrants were issued pursuant to a Form SB-2 shelf registration statement, declared effective by the SEC on April 18, 2005.

Note 12 - Income Taxes

The Company has recorded no income tax benefit for its taxable losses during the years ended December 31, 2006 and 2005 because there is no certainty that the Company will realize those benefits. The components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Tax effect of net operating loss carryforwards	$29,441,394	$14,875,732
Accrued expenses that are deductible in future periods	1,645,170	1,479,268
Bad debt reserves that are deductible in future periods	130,550	130,550
Debt discounts that affect the timing of the Company’s interest	533,571	25,477
Depreciation and amortization method differences	1,645	1,645
Net deferred tax assets	$31,752,330	$16,512,672
Valuation allowances	$(31,752,330)	$(16,512,672)

The Company’s valuation allowances increased by $15,239,658 and $6,952,484 during the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company has a net tax operating loss of $78,931,351 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitation and these amounts will begin to expire in 2022.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company’s effective rate for the years ended December 31, 2006 and 2005:

	2006	2005
Benefit at federal statutory rate	(34.00)%	(34.00)%
Benefit at state rate, net of federal benefit	(3.30)%	(3.30)%
Non-deductible derivative fair value losses	(4.23)%	28.64%
Effect of changes in the Company’s valuation allowances	41.53%	8.63%
Non-deductible travel expenses and charitable donations	0.00%	0.03%
Benefit at the Company’s effective rate	(0.00)%	(0.00)%

The Company operates in certain foreign jurisdictions that are not reflected in the above rate reconciliation because these operations are insignificant. However, the Company plans to increase its foreign operations and, as a result, the Company may generate tax liabilities in these foreign operations in future periods.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Note 13 - Commitments and Contingencies

Lease of Office

The Company leases office space at its corporate office in North Palm Beach, Florida under an original operating lease that commenced in February 1999. As of January 1, 2007, the Company has executed an expansion of its office space in North Palm Beach, Florida to include 9,358 total square feet. The term of this lease has been renewed for an additional ten-year period that will expire December 31, 2016.

Future minimum rental payments, which exclude variable common area maintenance and employee parking charges, required under the operating lease as of December 31, 2006 are as follows:

Years ending December 31,	Amount
2007	$161,426
2008	$161,426
2009	$161,426
2010	$161,426
2011	$161,426
Thereafter	$807,128

Rental expense, which also includes maintenance and parking fees, for the years ended December 31, 2006 and 2005 was $184,266 and $90,000, respectively.

Licenses

The Company licenses trademarks and trade dress from certain Licensors for use on its products. Royalty advances are payable against earned royalties on a negotiated basis for these licensed intellectual property rights. The table below identifies each Licensor to which the Company’s licenses require future guarantee payments as of December 31, 2006:

Licensor	Remaining Term	Aggregate Remaining Guarantee
Masterfoods- USA	Six years	$12,150,000
Masterfoods- Canada	Six years	$1,287,810
Masterfoods- Mexico	Six years	$798,200
Diabetes Research Institute	Ten months	$17,000
General Mills	Five years	$650,000

Employment Contracts

The Company’s Chief Executive Officer, Mr. Warren, has a two-year employment contract, expiring October 2007, that provides a base salary of $300,000, plus a bonus of one quarter percent (0.25%) of net revenue and normal corporate benefits. This contract has a minimum two-year term plus a severance package upon change of control based on base salary.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Officers Toulan, Patipa, Edwards and Kee have employment contracts with base salaries aggregating $710,000 annually, plus discretionary bonuses and normal corporate benefits. These contracts have minimum two-year terms plus severance packages upon change of control based on base salary.

The Company’s Chief Financial Officer, Mr. Kaplan, has an employment contract, expiring November 2008, that provides a base salary of $180,000 for year one, $200,000 for year two and $220,000 for year three, plus discretionary bonuses and normal corporate benefits. This contract has a minimum three-year term plus a severance package upon change of control based on base salary.

Marketing Commitments

In August 2005, the Company executed a MDA with CCE. Pursuant to this agreement, the Company was contractually obligated to spend an aggregate of $5,000,000 on marketing activities in 2005 and 2006 for the Company’s products that are distributed by CCE. Beginning in 2007, the Company is further obligated to spend an amount annually in each country within a defined territory equal or greater than 3% of the Company’s total CCE revenues in such territory (on a country by country basis). Such national and local advertising for the Company’s products includes actively marketing the Slammers mark, based on a plan to be mutually agreed each year. The Company is required to maintain its intellectual property rights necessary for the production, marketing and distribution of its products by CCE.

During the period commencing at the inception of the CCE agreement through the year ended December 31, 2006, the Company has met its obligation of $5,000,000 on marketing activities pursuant to its agreement with CCE.

Production and Supply Agreements

Jasper Products LLC

On December 27, 2005, the Company executed a multi-year non-exclusive production agreement with Jasper Products, L.L.C. of Joplin, Missouri for the production of the Company’s products through 2011. Under the terms of the agreement, the parties have agreed to annual volume commitments for the ordering and production of the Company’s various lines of shelf stable single serve flavored milk beverages. To secure the production commitments, as well as the right of first refusal for Jasper's additional production capacity going forward, the Company paid a one time equipment mobilization payment of $2.7 million to Jasper. The agreement incorporates per unit (single bottle) monetary penalties for both unused capacity by the Company and any production shortfall by Jasper. During 2006, the Company incurred $2.9 million in unused capacity fees.

HP Hood LLC

On September 19, 2006, the Company executed a six-year non-exclusive production agreement with HP Hood LLC of Chelsea, Massachusetts, for the production of the Company’s products through 2012. Under the terms of the agreement, the parties have agreed to annual volume commitments for the ordering and production of the Company’s various lines of shelf-stable, single-serve flavored milk beverages. The agreement incorporates per unit monetary penalties for unused capacity by the Company. The penalty shall be adjusted annually based upon a formula indexed to a defined series of the Producer Price Index for Total Manufacturing Industries. In connection with the agreement, the Company issued a six year warrant to HP Hood for the purchase of 5,870,000 shares of the Company’s common stock at an exercise price of $0.73 per share. The Company has a conditional right to call the exercise of the warrant. The Company incurred no penalties related to annual volume commitments during 2006.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

William Neilson Limited

On June 14, 2006, the Company executed a three-year non-exclusive production agreement with William Neilson Limited of Ontario, Canada, for the production of the Company’s products, which will commence on the date of the Company’s first order. Under the terms of the agreement, the parties have agreed to annual volume commitments for the ordering and production of the Company’s various lines of shelf-stable, single-serve flavored milk beverages. The agreement incorporates per unit monetary penalties for unused capacity by the Company. The Company incurred no penalties related to annual volume commitments during 2006.

Note 14 - Subsequent Events

On February 12, 2007, the Company obtained financing in the amount $2,000,000 and issued promissory notes aggregating that principal amount to three accredited investors. The notes provide for rights of participation in a subsequent financing by us. We also issued five year warrants for 2,000,000 shares of our common stock at an exercise price of $0.34 per share in connection with this financing. The warrants and underlying common stock were issued pursuant to Regulation D.

On February 28, 2007, the Company’s Board of Directors granted a total of 22,125,000 stock options to employees and directors.  Of the 22,125,000 options, the Board granted 1,275,000 under the Company’s 2005 Incentive Stock Option Plan and 20,850,000 under its 2006-2007 Incentive Stock Option Plan.  All options granted have a contractual life of 10 years, and two thirds of the options vest equally over two years in equal annual installments, provided that the individual is continuously in the Company’s employ, with the first third exercisable as of the grant date.

On March 15, 2007, the Company obtained financing in the amount of $625,000 and issued promissory notes aggregating that principal amount to three accredited investors. The notes provide for rights of participation in a subsequent financing by us. We also issued five year warrants for 625,000 share of our common stock at an exercise price of $0.34 per share in connection with this financing. The warrants and underlying common stock were issued pursuant to Regulation D.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to:

•
ensure information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations, and forms, and

•
ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely and appropriate decisions regarding required disclosure to be made.

Our evaluation was performed under the supervision and with the participation of our audit committee and senior management, including our Chief Executive Officer and Chief Accounting Officer. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). During this evaluation, management considered the impact of any material weaknesses and other deficiencies in our internal control over financial reporting.

Based upon this evaluation, in July 2006 we determined that the following material weakness existed:

•	inadequate controls existed over the process for the identification and implementation of the proper accounting for complex and non-routine transactions

•	inappropriate accounting for compound derivative instruments embedded within our financial instruments

These weaknesses were the most significant factors that drove our need to restate our consolidated financial statements for each of the two years ended December 31, 2004 and 2005 in order to present those financial statements properly.

Because the material weakness identified above had not been fully remedied at December 31, 2006, our Chief Executive Officer and our Chief Accounting Officer have concluded that our disclosure controls and procedures relating to compound derivative instruments embedded within our financial statements were not effective as of December 31, 2006.

To address the issues raised by this control deficiency, the Company has undertaken the following actions:

•	Hired two additional full-time experienced accountants, whose key responsibilities include creating a sound internal control structure over the financial reporting function

•	Restructured departmental responsibilities to properly align financial reporting responsibilities to the employees most experienced in this area

•	Engaged an external CPA firm with extensive experience in accounting for complex derivative instruments to assist us in properly accounting and reporting of our financial instruments

•
Commenced a project to significantly improve overall internal controls. This plan includes the implementation of a new accounting information system and hiring of consultants experienced in implementing effective internal controls, inclusive of financial reporting for compound derivative instruments embedded within our financial instruments.

We expect that we will remediate the material weakness identified above during 2007.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors, executive officers and significant employees as of December 31, 2006, are as follows. Our directors serve for staggered terms of two years, or until their successors are elected.

Name of Officer and Age		Position with the Company	Year Appointed

Stanley Hirschman	60	Chairman and Director	2000
Roy Warren	51	Director, Chief Executive Officer	1997/1999
Arthur Blanding	83	Director	1999
Gerald Bos	67	Director	2006
Robert Cummings	64	Director	1997
John McCormack	47	Director	1997
Phillip Pearce	78	Director	1997
Michael Edwards	47	Chief Revenue Officer	2000
Stanley Harris	58	Chief Marketing Officer	2006
Jeffrey Kaplan	58	Chief Financial Officer	2005
Tommy Kee	58	Chief Accounting Officer	2003
Benjamin Patipa	51	Chief Operating Officer	2002
Roy Toulan	61	Vice President, Corporate Secretary, General Counsel	2003
Mark Maraist	38	Vice President, Controller	2006
Michael Comerford	51	Director of Sales Operations	2006
Joseph Librizzi	59	Director of Operations, Procurement and Supply Mgmt	2006
Jack Shea	56	Director Business Development	2006
Charles Walton	51	Director of Product Development	2006

The experience and background of the Company’s directors, executive officers and significant employees follow:

Mr. Stanley Hirschman - Chairman and Director since September 2000

Mr. Hirschman is president of CPointe Associates, Inc., an executive management and consulting firm specializing in solutions for emerging companies with technology based products.  CPointe was formed in 1996.  In addition, he is a director of Axion Power International and Dalrada Financial Corporation.  Prior to establishing CPointe Associates, Mr. Hirschman was vice president of operations of Software Etc., a national retail software chain and has held executive positions with retailers TJ Maxx, Gap and Banana Republic.  Mr. Hirschman currently serves on the Compensation and Audit Committees of the Company’s board of directors.

Mr. Roy Warren - Chief Executive Officer since May 1999; Director since 1997

Mr. Warren serves as our Chief Executive Officer and as a director. As Chief Executive Officer, Mr. Warren provides overall company leadership and strategy. Mr. Warren also serves as a director of our wholly owned U.K. subsidiary, Bravo! Brands (UK) Ltd.

For 15 years from 1981 through 1996, Mr. Warren was in the securities brokerage industry. During those years, Mr. Warren acted as executive officer, principal, securities broker and partner with brokerage firms in Florida, most notably Kemper Financial Companies, Alex Brown & Sons and Laffer Warren & Company. Mr. Warren currently serves on the Executive Committee of the Company’s board of directors.

Mr. Arthur Blanding - Director Since November 1999

Mr. Blanding is president of The Omega Company, an international dairy industry consulting company. As President of The Omega Company for the past 20 years, Mr. Blanding has completed over 200 projects successfully, both in the U.S. and abroad. Clients of The Omega Company include Abbott International, Cumberland Farms, Dairy Gold, Farm Fresh, Inc., Haagen Dazs, Labatt, Ross Laboratories and Stop & Shop Company, among others. Mr. Blanding was a consultant for the design and construction of the dairy processing facility built in Shanghai by Green Food Peregrine. The Omega Company is a party to a consulting contract with the Company concerning technical and production issues. Mr. Blanding serves on the Company’s compensation committee.

Gerald Bos - Director Since 2006

Mr. Bos became a Director in April 2006. Prior to his retirement on December 31, 2005, Mr. Bos was Chief Financial Officer of Dairy Farmers of America, Inc. (DFA), a cooperative owned and operated by approximately 20,600 dairy farmers. DFA is a diversified US manufacturer of dairy products, food components and ingredients. The cooperative is considered a leader in formulating and packaging shelf-stable dairy products in cans and glass. Mr. Bos will continue to serve DFA in a consulting capacity. Mr. Bos serves on the Company’s audit committee and has been designated as the committee’s financial expert.

Mr. Robert Cummings - Director Since 1997

Mr. Cummings' work experience includes ten years in purchasing at Ford Motor Company. In 1975, he founded and currently operates J & J Production Service, Inc., a manufacturing representative business. Mr. Cummings serves as chairman of the Company’s Compensation Committee.

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

Mr. Phillip Pearce - Director Since 1997

Mr. Pearce is a "retired" member of the securities industry. Mr. Pearce served as Chairman of the NASD during which time he was instrumental in the founding of NASDAQ. Additionally, Mr. Pearce was a former Director of E.F. Hutton and has served as Governor of the New York Stock Exchange. Since his retirement in 1988, Mr. Pearce has remained active in the securities industry as a corporate financial consultant. Mr. Pearce serves on our audit committee. In addition, Mr. Pearce currently serves as a Director of H2 Diesel, Preservation Science, and The Transportation Group.

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

Mr. Stanley Harris - Chief Marketing Officer since 2006

Mr. Harris, who joined the company in January 2006, is responsible for all aspects of the Company’s marketing efforts. Prior to joining Bravo!, Mr. Harris founded Harris Drury Cohen and grew the business into one of the largest independent advertising firms in the southeast, billing in excess of $100 million. His national clients included Celebrity Cruises, Wyndham Resorts, Sea Doo Personal Watercraft, Chloraseptic Sore Throat Products and Raymond James Financial. He began his career in retail advertising, working for J.C. Penney.

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

Mr. Tommy Kee -Chief Financial Officer 2003 - 2005; Chief Accounting Officer since 2005

Tommy Kee joined our company in March 2003 as Chief Financial Officer. Mr. Kee currently serves as our Chief Accounting Officer. He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee. Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area. Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company. He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando. Mr. Kee handles all financial management and reporting for our company and works closely with our external auditors, general counsel and controller for financial reporting and SEC compliance.

Dr. Benjamin Patipa - Chief Operating Officer since 2004

Dr. Patipa is a pediatrician with over fifteen years of experience in directing operations, marketing, sales and facilitating growth in both public and private companies. In 1987, Dr. Patipa founded and served as the chairman and CEO of Weight For Me, Inc., a company that developed a proprietary program which pioneered the delivery of weight control and nutrition services to the over 12 million obese children and adolescents in America. Weight For Me earned national and international recognition as the premier program for the control of obesity in children and adolescents. Dr. Patipa also served at HEARx Ltd. as a member of the Executive Operating Committee and Sonus USA, Inc., where he lead the company’s franchise licensing and buying group business in the Southeast United States. Most recently, Dr. Patipa served as Senior Vice President and Operational Head of eHDL/HealthNet Data Link, Inc., a national electronic healthcare information company.

Mr. Roy Toulan. - Vice President, Corporate Secretary, General Counsel since 2003

Roy Toulan began with the original founders as outside corporate counsel in 1997 and has been responsible for all of our corporate and business legal work, including securities matters. Mr. Toulan became Corporate Counsel in October 2002, when he left his private legal practice in Boston and Vice President in January 2003. He received his law degree from Catholic University in Washington D.C., and for the first 15 years of his career practiced corporate and securities litigation with large law firms in New York and Boston. Before joining our company full time, he spent the last 18 years of his private practice in Boston, Massachusetts, engaged in general corporate and securities law helping companies with corporate structure and funding, both domestically and internationally. Mr. Toulan also serves as a director of our wholly owned U.K. subsidiary, Bravo! Brands (UK) Ltd.

Mr. Mark Maraist - Vice President, Controller since 2006

Mr. Maraist joined the Company in July 2006. His responsibilities include SEC reporting, financial planning, reporting and analysis, technical accounting research, implementation of effective internal controls throughout the company and assisting with the accounting closing process. Prior to joining the company, Mr. Maraist worked for nine years at Tyco International, serving in various senior audit, accounting, and finance positions. He also has five years of public accounting experience at KPMG Peat Marwick and Ernst and Young. Mr. Maraist, a Certified Public Accountant, received his Bachelors and Masters Degree in Accounting from the University of Florida.

Mr. Michael Comerford - Director of Sales Operations since 2006

Mr. Comerford joined Bravo in October, 2005 as Director of Operations. In June 2006, Mr. Comerford assumed the position of Director of Sales Operations. This position has responsibility for working closely with the Cocoa Cola Enterprises Sales team nationwide as well as Bravo’s direct sales force.

During the five years preceding his employment at the Company, Mr. Comerford owned a food/beverage brokerage company in New Jersey. One of the product lines that he managed was the Slammers business, which he sold throughout the northeast. Before starting this business, Mr. Comerford worked in senior management positions with Chiquita Brands, Sunny Delight, and Drake Bakers. He graduated from Rider University in New Jersey with a degree in Marketing and minor in Economics.

Mr. Joseph Librizzi - Director of Operations, Procurement and Supply Management since 2006

Mr. Librizzi joined Bravo! in January 2006 as Director of Procurement and Supply Management and today is also Director of Operations. With over a decade of experience in supply chain, he is an expert in the consumer products business, especially milk based beverages. He has both reduced the company’s product costs and established strong partnerships with all its major suppliers.

Mr. Librizzi has a broad based business background. After spending 20 years in Finance during which time he held the position of CFO for three $100 million plus companies, he then transitioned to Operations and Supply Management. Before joining Bravo!, he was the Vice President of Procurement for Slim Fast Foods, where he was responsible for all Supply Chain activities for its two manufacturing plants and eight contract manufacturers.

Mr. Jack Shea - Director Business Development since 2006

Mr. Shea is responsible for development of distributor networks and sales for Bravo products that are not distributed by Coca Cola Enterprises (CCE) in North America. Additionally, he is tasked with initiating and developing new business opportunities.

Previously, Mr. Shea served as Vice President of Sales and Marketing for Tea Systems International (Liquid Tea Concentrate production and sales), Vice President Sales and Marketing, MVT Inc. (Motion Lenticular Point of Purchase material sales), and COO/General Manager, Halewood International / USA, Inc. (Beer, Wine and Spirits importing, sales and distribution.) Mr. Shea started in the beverage industry as a routes salesman for Joyce Beverages/New York which was the largest 7UP bottler in the US. He was General Manager when the company was sold in 1992. Mr. Shea holds a Bachelor of Arts degree from Iona College in New Rochelle, NY.

Mr. Charles Walton - Director of Product Development since 2006

Mr. Walton joined Bravo! in July 2006 as Director of Product Development after serving 17 years with DSM Nutritional Products (formerly Roche Vitamins Inc.). At DSM, Mr. Walton was a Senior Account Manager and a major contributor to product design and new product introductions specializing in the food and beverage industry.

Compliance With Section 16(A) of the Exchange Act

Based upon a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a), we report the following: (i) on February 14, 2007, Mr. Robert Cummings, a Director, filed a Form 5 to report the sale of 105,000 shares of our common stock at $0.2971 per share on December 12, 2006; (ii) on March 29, 2007, Mr. Cummings filed an amended Form 5A to report the purchase by a self directed investment qualified pension plan of 2,500 shares of our common stock on August 31, 2005 at $0.675 per share, 300,000 shares of our common stock on September 2, 2005 at $0.6415 per share, and 200,000 shares of our common stock on November 16, 2005 at $0.675 per share, and (iii)on February 14, 2007, Mr. John McCormack, a Director, filed a Form 5 to report the sale of 36,000 shares of our common stock at $0.7039 per share on May 16, 2006.

Code of Ethics

The Company has adopted a code of ethics applicable to its Chief Executive Officer and senior financial officers. A copy of the Code of Ethics is attached as an exhibit to this report. The Code of Ethics is also available for review on the Company’s website at www.bravobrands.com. Furthermore, a copy of the code is available to any person free of charge upon request by writing to the Company at 11300 US#1, Suite 400, North Palm Beach, FL 33408.

Audit Committee Financial Expert

The Company’s board of directors has determined that Gerald Bos qualifies as the financial expert member of the audit committee. Mr. Bos, an independent director, qualifies as our financial expert based on his extensive experience in accounting and financial positions, which includes serving eight years as Chief Financial Officer at Dairy Farmers of America and several years of public accounting experience with the accounting firm, Touche-Ross & Co.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last fiscal year by our top three highest paid executive officers:

							Non-	Nonqualified
							Equity	Deferred
	Principal				Stock	Option	Incentive	Compensation	**All Other
Name	Position	Year	Salary	Bonus	Awards	Awards	Plan	Earnings	Compensation	Total
Roy Warren	CEO	2006	$300,000	$159,769	$-	$121,035	$-	$-	$25,064	$605,868
Jeffrey Kaplan	CFO	2006	180,000	53,846	-	37,096	-	-	77,225	348,167
Benjamin Patipa	COO	2006	180,000	53,846	-	29,049	-	-	21,322	284,217

** All other Compensation	CEO	CFO	COO
Medical	$12,767	$8,324	$12,767
Dental	1,747	1,228	1,747
Life	130	103	130
LTD	1,420	1,278	1,278
401K match	9,000	5,400	5,400
Commuting Reimbursement	-	32,163	-
Tax Reimbursement	-	24,712	-
COBRA	-	4,017	-
Total	$25,064	$77,225	$21,322

In 2006, Roy Warren, Chief Executive Officer ("CEO"), earned a base salary of $300,000 and quarterly bonuses equal to one quarter of one percent of top-line sales revenue. He also earned a $100,000 discretionary bonus at the end of 2006.

In 2006, Jeffrey Kaplan, Chief Financial Officer ("CFO"), and Benjamin Patipa, Chief Operating Officer ("COO"), earned base salaries of $180,000. They also earned cash bonuses of $10,000 per quarter, plus additional discretionary bonuses amounting to $13,846.

Option awards for each Principal Officer reflect the compensation cost as defined and calculated under FAS 123R, with the exception that compensation cost is not reduced by any estimates of forfeiture. The option awards compensation disclosed above represents the expense that the Company recognized during 2006 for options granted in previous years but which vested in the current year.

All other compensation for the CEO, CFO and COO relates to Medical, Dental, Life, and LTD benefits, and for the company's 3% match to the 401(K) plan. The CFO was also compensated for reimbursement of commuting expenses, reimbursement of taxes with respect to the commuting expenses and COBRA coverage for the first six months of 2006, in lieu of other benefits.

Director Compensation Table

The following table summarizes compensation to all directors during the year:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid	Stock	Option	Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Stanley Hirschman	$99,000	$-	$32,485	$-	$-	$-	$131,485
Gerald Bos	11,500	-	-	-	-	-	11,500
Arthur Blanding	6,500	-	23,936	-	-	-	30,436
Robert Cummings	9,500	-	27,356	-	-	-	36,856
Phillip Pearce	12,000	-	34,195	-	-	-	46,195
John McCormack	3,500	-	27,356	-	-	-	30,856
Total	$142,000	$-	$145,328	$-	$-	$-	$287,328

Directors are compensated $1,000 each for board meetings which they attend in person or telephonically and $500 each for committee meetings.

In addition to $15,000 paid to Stanley Hirschman, Chairman of the Board of Directors, for attending board and committee meetings during the year, he was paid a $4,000 monthly fee for the responsibilities associated with serving as Chairman of the Board of Directors and Chairman of the Audit Committee. He also served on a special due diligence committee associated with the potential transaction with Coca Cola Enterprises of a majority equity interest in the Company. Although the due diligence committee process took place in 2005, Mr. Hirschman was paid $30,000 for these services during 2006. Also included in the above schedule are $6,000 in payments made to Mr. Hirschman in 2006 for 2005 board meetings.

Option awards for each Director reflect the dollar value of compensation cost defined and calculated under FAS 123R, with the exception that compensation cost is not reduced by any estimates of forfeiture. The option awards compensation disclosed above represents the expense that the Company recognized during 2006 for options granted in previous years, but which vested in the current year.

Roy Warren, Chief Executive Officer, also serves on the Board of Directors. He did not receive any compensation for attending Board of Director meetings during the year. Refer to the Summary Compensation Table, for disclosures of his compensation earned during the year as CEO of the Company.

Outstanding Equity Awards

The following table summarizes all outstanding equity awards for the top three highest paid executives during the year:

		Option Awards					Stock Awards
Name	Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Roy Warren	CEO	416,667	208,333	-	0.20	5/9/2015	-	-	-	-
Roy Warren	CEO	333,333	166,667	-	0.23	5/9/2015	-	-	-	-
Roy Warren	CEO	333,333	166,667	-	0.25	5/9/2015	-	-	-	-
Roy Warren	CEO	333,333	166,667	-	0.28	5/9/2015	-	-	-	-
Roy Warren	CEO	250,000	125,000	-	0.30	5/9/2015	-	-	-	-
Total		1,666,666	833,334	-			-	-	-	-

Jeffrey Kaplan	CFO	200,000	-	-	0.75	5/9/2015	-	-	-	-
Total		200,000	-	-			-	-	-	-

Benjamin Patipa	COO	100,000	50,000	-	0.20	5/9/2015	-	-	-	-
Benjamin Patipa	COO	80,000	40,000	-	0.23	5/9/2015	-	-	-	-
Benjamin Patipa	COO	80,000	40,000	-	0.25	5/9/2015	-	-	-	-
Benjamin Patipa	COO	80,000	40,000	-	0.28	5/9/2015	-	-	-	-
Benjamin Patipa	COO	60,000	30,000	-	0.30	5/9/2015	-	-	-	-
Total		400,000	200,000	-			-	-	-	-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our company’s common stock as of December 31, 2006 as to:

•	each person known to beneficially own more than 5% of our issued and outstanding common stock
•	each of our directors
•	each executive officer
•	all directors and officers as a group

The following conditions apply to all of the following tables:

•	except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown
•	the class listed as "common" includes the shares of common stock underlying the Company’s issued convertible preferred stock, options and warrants

Beneficial Owners

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Coca-Cola Enterprises Inc. 2500 Windy Ridge Parkway Atlanta, GA 30339	30,000,000	14.97%

Common	Mid-Am Capital, L.L.C. (3) Northpointe Tower 10220 North Ambassador Drive Kansas City, MO 64190	19,970,723	9.97%

Common	Evolution Capital Management, LLP 1132 Bishop Street Suite 1880 Honolulu, Hawaii 96813	19,109,244	9.44%

Common	Magnetar Capital Master Fund, Ltd (4) 1603 Orrington Avenue 13th Floor Evanston, IL 60201	17,297,494	8.54%

Common	Lombard Odier Darier Hentsch & Cie (4) Rue de la Corraterie 11 1204 Geneva	16,500,000	8.15%

Common	Deutsche Bank AG Taunusanlage 12 60325 Frankfurt am Main Federal Republic of Germany	10,605,000	5.23%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage calculated from base of 202,429,528 shares of common stock issued and outstanding.

(3)	This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. Equity listed consists of convertible preferred, convertible debentures and/or warrants.

(4)	Equity listed consists of common stock and warrants to purchase common stock

Management Owners

Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)		Percent of Class (2)
Common	Roy Warren 11300 US Highway No.1 N. Palm Beach, FL	5,310,765	(3)	2.62%

Common	Robert Cummings 2829 N.E. 44th Street Lighthouse Point, FL	1,025,038	(4)	Less than 1%

Common	John McCormack 8750 South Grant Burridge, IL 60521	1,215,838	(4)	Less than 1%

Common	Mr. Arthur Blanding Janesville, WI 53545	947,297	(5)	Less than 1%

Common	Phillip Pearce 6624 Glenleaf Court Charlotte, NC 28270	962,297	(6)	Less than 1%

Common	Stanley Hirschman 2600 Rutgers Court Plano, Texas 75093	1,040,652	(7)	Less than 1%

Common	Roy Toulan VP, General Counsel 6 Wheelers Pt. Rd Gloucester, MA 01930	1,615,121	(8)	Less than 1%

Common	Tommy Kee Chief Accounting Officer 11300 US Highway 1 N. Palm Beach, FL 33408	1,042,385	(8)	Less than 1%

Common	Benjamin Patipa Chief Operating Officer 6139 Indian Forest Circle Lake Worth, FL 33463	1,358,700	(8)	Less than 1%

Common	Michael Edwards Vice President Sales 4140 S.E. Old St. Lucie Blvd. Stuart, FL 34996	2,000,000	(8)	Less than 1%

Common	Jeffrey Kaplan 11300 US Highway No.1 N. Palm Beach, FL	200,000		Less than 1%

Common	Executive officers and directors as a group	16,718,093		8.26%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage calculated from base of 202,429,528 shares of common stock issued and outstanding.

(3)	Includes options to purchase 2,500,000 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

(4)	Includes options to purchase 565,038 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

(5)	Includes options to purchase 494,408 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

(6)	Includes options to purchase 706,297 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

(7)	Includes options to purchase 670,982 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

(8)	Includes options to purchase 600,000 shares of our common stock pursuant to a 2005 Incentive Stock Option Plan adopted by the Board of Directors on May 12, 2005.

There currently are no arrangements that may result in a change of ownership or control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Party Transactions

John McCormack has been a director of the Company since 1997 and was our Chief Operating Officer from December 2000 to March 2003. Since December 2005, Mr. McCormack has been employed by Coca-Cola Enterprises Inc. as a Regional Sales Manager for the supermarket channel in Wisconsin, Minnesota and Northern Illinois.

Director Independence

Our board has positions for seven directors that are elected as Class A or Class B directors at alternate annual meetings of our shareholders. The policy of the board is that a majority of the directors will not be current employees of the Company and will otherwise meet appropriate standards of independence. In determining independence, the board will consider the definition of “independent director” in the listing standards of the NASDAQ Stock Market. Under this definition, five of our seven current directors are considered independent. The board members deemed not to be independent are Roy G. Warren due to his current position as CEO of the Company and John McCormack, who served as an employee of the Company within the past three years.

ITEM 13. EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
3.1	Articles of Incorporation	(1)
3.2	Amended Articles (name change)	(1)
3.4	Restated Bylaws	(1)
4	Rights of Equity Holders
4.1	Preferred, Series B Designation	(1)
4.2	Preferred, Series F Designation	(2)
4.3	Preferred, Series G Designation	(3)
4.4	Preferred, Series H Designation	(6)
4.5	Preferred, Series I Designation	(7)
4.6	Preferred, Series J Designation	(8)
4.7	Preferred, Series K Designation	(10)
4.8	Subscription Agreement dated November 2003 entered with Gamma Opportunity Capital Partners, LP	(11)
4.9	Class A Common Stock Purchase Warrant issued to Gamma Opportunity Capital Partners, LP	(11)
4.10	Class B Common Stock Purchase Warrant issued to Gamma Opportunity Capital Partners, LP	(11)
4.11	Convertible Note issued to Gamma Opportunity Capital Partners, LP dated November 2003	(11)
4.12	Class A Common Stock Purchase Warrant issued to Libra Finance, S.A.	(11)
4.13	Subscription Agreement dated November 2003 entered with MID-AM CAPITAL, L.L.C	(11)
4.14	Class A Common Stock Purchase Warrant issued to MID-AM CAPITAL, L.L.C.	(11)
4.15	Class B Common Stock Purchase Warrant issued to MID-AM CAPITAL, L.L.C	(11)
4.16	Convertible Note issued to MID-AM CAPITAL, L.L.C. dated November 2003	(11)
4.17	Subscription Agreement dated April 2, 2004 entered with Alpha Capital Aktiengesellschaft and Longview Fund LP	(11)
4.18	Convertible Note issued to Alpha Capital Aktiengesellschaft dated April 2004	(11)
4.19	Convertible Note issued to Longview Fund LP dated April 2004	(11)
4.20	Common Stock Purchase Warrant issued to Alpha Capital Aktiengesellschaft dated April 2004	(11)
4.21	Common Stock Purchase Warrant issued to Longview Fund LP dated April 2004	(11)
4.22	Subscription Agreement entered by and between the Company and Mid-AM Capital LLC dated June 2004	(12)
4.23	Convertible Note issued to Mid-AM Capital LLC dated June 2004	(12)
4.24	Common Stock Purchase Warrant A issued to Mid-AM Capital LLC dated June 2004	(12)
4.25	Common Stock Purchase Warrant B issued to Mid-AM Capital LLC dated June 2004	(12)
4.26	Subscription Agreement entered by and between the Company and Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership, Whalehaven Funds Limited and Gamma Opportunity Capital Partners LP dated June 2004	(12)

4.27	Form of Common Stock Purchase A issued to Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership, Whalehaven Funds Limited and Gamma Opportunity Capital Partners LP dated June 2004	(12)
4.28	Form of Common Stock Purchase B issued to Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership, Whalehaven Funds Limited and Gamma Opportunity Capital Partners LP dated June 2004	(12)
4.29	Form of Convertible Note issued to Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership, Whalehaven Funds Limited and Gamma Opportunity Capital Partners LP dated June 2004	(12)
4.30	Subscription Agreement entered by and between the Company and Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership and Whalehaven Funds Limited dated October 2004	(12)
4.31	Form of Common Stock Purchase C issued to Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership and Whalehaven Funds Limited dated October 2004	(12)
4.32	Form of Convertible Note issued to Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership, Whalehaven Funds Limited and Gamma Opportunity Capital Partners LP dated October 2004	(12)
4.33	Subscription Agreement entered by and between the Company and Momona Capital Corp. and Ellis International Ltd. dated December 2004	(12)
4.34	Form of Common Stock Purchase C issued to Momona Capital Corp. and Ellis International Ltd. dated December 2004	(12)
4.35	Form of Convertible Note issued to Momona Capital Corp. and Ellis International Ltd. dated December 2004	(12)
4.36	Form of Convertible Note issued to Alpha Capital, Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Whalehaven Funds Limited dated January 2005	(13)
4.37	Subscription Agreement entered by and between the Company and Alpha Capital, Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Whalehaven Funds Limited dated January 2005	(13)
4.38	Form of Common Stock Purchase Warrant issued to Alpha Capital, Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Whalehaven Funds Limited dated January 2005	(13)
4.39	Form of Securities Purchase Agreement with 13 institutional investors in connection with November 28, 2005 $20,250,000 financing	(14)
4.40	Form of Stock Purchase Warrant in connection with November 28, 2005 $20,250,000 financing	(14)
10	Material Contracts
10.6	MoonPie License Agreement	(10)
10.7	Marvel License Agreement (US)	(10)
10.9	Real Estate Lease Amendment Extending Term	(10)
10.10	Masterfoods License	(13)
	Marvel Enterprises License (UK)	(13)
	Coca-Cola Enterprises Master Distribution Agreement	(15)

16.1	Letter on change or certifying accountant	(9)
21.1	Subsidiary Articles of Association	(4)
31.1	Certification of CEO, Rules 13a-14(a) & 15d-14(a)		X
31.2	Certification of CAO, Rules 13a-14(a) & 15d-14(a)		X
32.1	Certifications of CEO & CAO, 18 U.S.C. Sec. 1350		X
33	Code of Ethics		X

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

(13) Filed with Form 10K-SB 2004

(14) Filed with Form 8-K for 11-28-05

(15) Filed with Form 10QSB for 9-30-05

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-KSB were $181,906 and $109,279 respectively for 2006 and 2005.

Audit Related Fees

None.

Tax Fees

During 2006, we paid $25,000 for the preparation of tax returns. In 2005, we paid an aggregate of $37,000 for the preparation of 2004 and prior years’ tax returns.

All Other Fees

None.

Audit Committee Pre-Approval Policies

The audit committee makes reasonable inquiry as to the independence of our principal auditors based upon the considerations set forth in Rule 2-01 of Regulation S-B, including the examination of representation letters furnished by the principal accountant. The audit committee has not approved any services beyond those required for the audit of our annual financial statements, review of financial statements included in our Forms 10-KSB and preparation of corporate tax returns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Bravo! Brands, Inc. has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

BRAVO! BRANDS, INC.

By:	/S/ Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Bravo Brands, Inc. has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/ Roy G. Warren	Chief Executive Officer	April 2 , 2007

/S/ Tommy E. Kee	Chief Accounting Officer, Treasurer	April 2, 2007