Form 10QSB
period 2007-03-31
BRAVO! BRANDS INC.
filed 2007-05-15
CIK 1061029

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY OR TRANSITIONAL REPORT

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date is as follows:

Date	Class	Shares Outstanding
May 10, 2007	Common Stock	249,974,695

Transitional Small Business Disclosure Format (Check One) YES ☐ NO ☒

BRAVO! BRANDS INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item	1. Financial statements

		Consolidated balance sheets as of	F-1 to F-2
		March 31, 2007 (unaudited) and December 31, 2006

		Consolidated statements of operations and comprehensive	F-3
		loss for the three months
		ended March 31, 2007 and 2006 (unaudited)

		Consolidated statements of cash flows	F-4
		for the three months ended
		March 31, 2007 and 2006 (unaudited)

		Notes to consolidated financial statements (unaudited)	F-5 to F-31

Item	2. Management's Discussion and Analysis of Financial		32 to 43
		Condition and Results of Operations
Item	3.	Controls and Procedures	44 to 45

PART II - OTHER INFORMATION

Item	2.	Unregistered Sales of Equity and Use of Proceeds	45

Item	3.	Default on Senior Securities	45

Item	6.	Exhibits	46 to 48

SIGNATURES			49

i

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

BRAVO! BRANDS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$202,333	$3,783,562
Accounts receivable, net of allowances for doubtful accounts of $140,000 at 2007 and 2006	855,759	965,733
Inventories, net of allowance for slow moving and obsolete inventory of $603,514 and $347,000, respectively	1,212,774	2,157,866
Prepaid expenses	399,905	388,565
Total current assets	2,670,771	7,295,726

Fixed assets, net	1,257,966	1,211,556
Intangible assets, net	213,254	18,537,612
Other assets	3,454,910	3,332,856
Total assets	$7,596,901	$30,377,750

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accounts payable	$12,113,147	$8,987,940
Accrued liabilities	6,509,889	7,014,263
Notes payable	2,149,301	243,968
Convertible notes payable	25,624,038	25,486,990
Derivative liabilities	3,871,058	19,941,082
Total current liabilities	50,267,433	61,674,243

Non-current notes payable	53,228	67,500

BRAVO! BRANDS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

Redeemable preferred stock:
Series J, par value $0.001 per share, 500,000 shares designated, 8% Cumulative Convertible Preferred Stock, stated value $10.00 per share, 200,000 shares issued and outstanding for 2007 and 2006	1,807,130	1,561,707
Series K, par value $0.001 per share, 500,000 shares designated, 8% Cumulative Convertible Preferred Stock, stated value $10.00 per share, 95,000 shares issued and outstanding for 2007 and 2006	849,484	837,769

Total redeemable preferred stock	2,656,614	2,399,476

Stockholders’ deficit:
Preferred stock, 5,000,000 shares authorized;
Series B convertible, par value $0.001 per share, 1,260,000 shares designated, 9% Convertible Preferred Stock, stated value $1.00 per share, 107,440 shares issued and outstanding for 2007 and 2006	107,440	107,440
Series H convertible, par value $0.001 per share, 350,000 shares designated, 7% Cumulative Convertible Preferred Stock, stated value $10.00 per share, 53,500 shares issued and outstanding for 2007 and 2006	535,000	535,000
Common stock, par value $0.001 per share, 500,000,000 shares authorized, 206,492,028 and 202,429,528 shares issued and outstanding for 2007 and 2006, respectively	206,492	202,430
Additional paid-in capital	131,286,442	122,414,992
Common stock subscription receivable	(10,000)	(10,000)
Accumulated deficit	(177,523,974)	(157,031,836)
Translation adjustment	18,226	18,505

Total stockholders’ deficit	(45,380,374)	(33,763,469)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$7,596,901	$30,377,750

See accompanying notes.

BRAVO! BRANDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$3,152,892	$3,561,215
Product costs	(3,184,947)	(2,946,460)
Shipping costs	(277,201)	(393,452)
Gross margin	(309,256)	221,303

Operating expenses:
Marketing and advertising	1,512,919	949,964
Selling	2,253,299	1,893,134
General and administrative	5,601,705	1,765,846
Impairment loss	17,662,006	--
Product development	84,928	115,963
	27,114,857	4,724,907

Loss from operations	(27,424,113)	(4,503,604)

Other income (expenses), net:
Derivative income	372,774	4,949,188
Interest income (expense), net and financing costs	(2,342,411)	(36,364)
Liquidated damages	--	(685,887)
	(1,969,637)	4,226,937

Loss before income taxes	(29,393,750)	(276,667)
Provision for income taxes	--	--
Net loss	(29,393,750)	(276,667)

Adjustments to net loss to arrive at loss applicable to common stockholders:
Preferred stock dividends and accretion	(326,948)	(258,783)
Loss applicable to common stockholders	$(29,720,698)	$(535,450)
Basic and diluted loss per common share	$(0.15)	$(0.00)

Weighted average common shares outstanding	203,509,389	184,253,753

Comprehensive loss and its components consist of the following:
Net loss	$(29,393,750)	$(276,667)
Foreign currency translation	(279)	(690)
Comprehensive loss	$(29,394,029)	$(277,357)

See accompanying notes.

BRAVO! BRANDS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net (loss)	$(29,393,750)	$(276,667)
Adjustments to net loss:
Depreciation and amortization	796,326	896,505
Impairment charge	17,662,006	--
Bad debt expense	--	14,941
Inventory obsolescence	256,514	--
Derivative income	(372,774)	(4,949,188)
Amortization of debt discount	1,363,825	11,076
Stock option expense for consultants	--	347,566
Stock compensation expense	495,622	111,592
Loss on disposal of fixed assets	--	1,999
Changes in operating assets and liabilities:
Accounts receivable	109,973	1,596,042
Inventories	688,578	(2,652,769)
Prepaid expenses and other assets	(9,816)	(980,325)
Accounts payable and accrued expenses	2,620,832	1,668,557

Net cash used in operating activities	(5,782,664)	(4,210,671)

Cash Flows from Investing Activities:
Licenses, finance and trademark costs	--	(163,536)
Purchases of equipment	(97,319)	(249,910)
Net cash used in investing activities	(97,319)	(413,446)

Cash Flows provided by Financing Activities:
Proceeds from conversion of warrants	--	150,000
Proceeds from convertible notes payable	--	169,323
Proceeds from notes payable	2,625,000	--
Payment of dividends	(22,500)	(11,257)
Payment of notes payable	(13,928)	(4,317)
Registration costs for financing	(289,539)	(17,143)
Net cash provided by financing activities	2,299,033	286,606

Effect of changes in exchange rates on cash	(279)	(690)

Net (decrease) in cash and cash equivalents	(3,581,229)	(4,338,201)

Cash and cash equivalent, beginning of period	3,783,562	4,947,986

Cash and cash equivalent, end of period	$202,333	$609,785

Supplemental Cash Flow Information	Three Months Ended March 31,
	2007	2006

Non-cash investing and financing activities:

Conversion of notes payable	$991,009	$--

See accompanying notes.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 -Nature of Business, Basis of Presentation and Liquidity and Management’s Plans

Nature of Business:

Bravo! Brands Inc., a Delaware corporation, and subsidiary (“the Company”) is engaged in the sale of flavored milk products, primarily in the United States.

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB, Item 310(b) of Regulation S-B and Article 10 (01)(c) of Regulation S-X. Accordingly, the accompanying financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included in the accompanying financial statements. Operating results for the three-month period ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

We have made certain reclassifications to the statement of operations for the three months ended March 31, 2006 to conform to presentations and classifications in the current period. The consolidated balance sheet at December 31, 2006 is audited.

Liquidity and Management’s Plans:

Generally Accepted Accounting Principles contemplate that the Company will continue as a going concern for a reasonable period. As reflected in the accompanying consolidated financial statements, the Company has continued to incur operating losses and negative cash flows from operations and has a working capital deficiency of $47,596,662 at March 31, 2007.  Based on recent performance and discussions with CCE, the Company's main distributor, management has determined that a material increase in revenues is highly unlikely, as was previously forecasted.  Accordingly, an updated analysis of future cash flows to be generated from the related intangible assets have resulted in a non-cash impairment charge of $17,662,006.  Furthermore, on April 1, 2007 the Company became in default of certain provisions of its Senior Notes issued in July 2006, as amended in December 2006, due to failing to make the required quarterly interest payment of approximately $730,000.  The defaults entitle the holders to certain penalties including the acceleration of the notes at a premium.  Finally, the Company expects to be dependent on third party financing at least through the first three quarters of 2007.  Ultimately, the Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations. There is no assurance that further funding will be available at acceptable terms, if at all, or that the Company will be able to achieve profitability. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to increase its sales, primarily by securing new distribution partners and by introducing new dairy based products into different segments of the beverage market.  The Company’s margins are expected to improve due to increased sales, unit price increases and a major focus on cost containment measures.  Effective May 2007, the Company has reduced payroll expenses by approximately 55% and its total monthly cash expenditures by approximately 66%.  In addition, the Company is seeking to revise the existing Master Distribution Agreement (“MDA”) with CCE, primarily to remove the exclusivity and right of first refusal language.  CCE has agreed in principle to these changes.  Also, the investors who have provided approximately $1.2 million in recent financings are completing due diligence.  If such due diligence is satisfactory, Management believes additional funding will be available to fund future operations. In connection with the default of the Senior Notes, the Company is negotiating a 120 day forbearance agreement with its July 2006 Senior Note holders.  If executed, the forbearance agreement will relieve the Company from paying interest and principal due on the notes and hold in abeyance the rights of the Senior Note holders arising from the enumerated defaults.  The forbearance agreement also will give the Company the time needed to restructure its capitalization and to seek strategic partners. There can be no assurance that the forbearance agreement will be executed.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying financial statements do not reflect any adjustments that may result from the outcome of these uncertainties.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the Company’s financial statements are the following:

-	Estimating the fair value of the Company’s financial instruments that are required to be carried at fair value.
-	Estimating the recoverability of the Company’s long-lived assets.
-	Estimating the Company’s reserve for unsalable and obsolete inventories that are carried at lower of cost or market.

The Company uses all available information and appropriate techniques to develop its estimates. However, actual results could differ from the Company’s estimates.

Business Segment and Geographic Information

The Company operates in one dominant industry segment that it has defined as the single serve flavored milk industry. The Company’s international business contributes less than 1% of the Company’s revenues, and the Company has no physical assets outside of the United States. The Company currently has one customer in the United States that provided 80% and 71% of its revenue during the quarters ended March 31, 2007 and 2006, respectively. The Company intends in the near future to focus on its domestic operations.

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

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Bravo! Brands Inc. and its wholly-owned subsidiary, Bravo! Brands (UK) Ltd. All material intercompany balances and transactions have been eliminated. Cumulative translation adjustments that the Company makes to reflect the accounts of Bravo! Brands (UK) Ltd. and its Canadian branch (neither of which is currently operational) into United States Dollars are recorded as a component of other comprehensive income (loss) and stockholders’ deficit.

Shipping and Handling Costs

Shipping and handling costs incurred to deliver products to the Company’s customers are included as a component of cost of sales. These costs amounted to $277,201 and $393,452 for the three months ended March 31, 2007 and 2006, respectively.

Accounts Receivable

The Company’s accounts receivable are exposed to credit risk. During the normal course of business, the Company extends unsecured credit to its customers with normal and traditional trade terms. Typically credit terms require payments to be made by the thirtieth day following the sale. The Company regularly evaluates and monitors the creditworthiness of each customer. The Company provides an allowance for doubtful accounts based on its continuing evaluation of its customers’ credit risk and its overall collection history. As of March 31, 2007 and December 31, 2006, the allowance for doubtful accounts aggregated $140,000.

Inventories

Inventories, which consist primarily of finished goods, are stated at the lower of cost on the first in, first-out method or market. Further, the Company’s inventories are perishable. Accordingly, the Company estimates and records lower-of-cost or market and unsalable-inventory reserves based upon a combination of the Company’s historical experience and on a specific identification basis. As of March 31, 2007 and December 31, 2006, the reserve for inventory obsolescence was $603,514 and $347,000, respectively. Inventory obsolescence charges are included as a component of product costs.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible Assets

The Company’s intangible assets, which are recorded at cost, consist of capitalized expenditures associated with a licensing agreement with Organic Valley and various trademarks at March 31, 2007. At December 31, 2006, intangible assets also included costs capitalized related to the CCE MDA, manufacturing agreements with Jasper Products, LLC (“Jasper”) and H.P. Hood (“Hood”) See "Impairment of Long-Lived Assets" below. The intangible assets remaining at March 31, 2007 are being amortized on a straight line basis over their estimated useful lives, which range from three to five years.

Impairment of Long-Lived Assets

The Company evaluates the carrying value and recoverability of its long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value for these assets by discounting the future cash flows expected to be generated from use of the long lived assets to present value.

Recent discussions with CCE have indicated that the Company will not generate the sales previously expected, including rollout of the brands into new channels of distribution and access to key marketing and rebate programs.  Furthermore, the Company has experienced a significant decline in sales from CCE during April and May, 2007, and overall quarter one revenues were much lower than originally forecasted. Management’s updated forecasted revenues from CCE, its primary customer, for 2007 and for future years have been revised downward significantly. Therefore, additional capacity secured through the Jasper and H.P. Hood agreements may not be necessary. Based on the updated forecast, management expects production penalties associated with unused capacity per the manufacturing agreements to continue.

The Company’s updated analysis of cash flows to be generated from the CCE MDA, Jasper and Hood agreements indicate negative net discounted cash flows. Accordingly, a non-cash impairment charge of $17,662,006 has been recognized during the quarter ended March 31, 2007 to write off the carrying value of these assets.

The Company is searching for a new strategic partner who would invest in and potentially distribute its products nationally.  Based on these developments, the Company has commenced preliminary discussions with CCE to revise substantially the exclusivity and other terms of the existing MDA. The Company also hopes to restructure its manufacturing agreements with Jasper and Hood. There can be no certainty that the Company will be able to successfully complete its negotiations with CCE or restructure its agreements with Jasper and Hood.

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

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company carries cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. The Company also carries notes payable, convertible debt and redeemable preferred stock at historical cost; however, fair values of debt instruments and redeemable preferred stock are estimated for annual disclosure purposes based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

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

The following table summarizes the effects on the Company’s income (loss) associated with changes in the fair values of its derivative financial instruments by type of financing for the quarters ended March 31, 2007 and 2006 (as discussed below, these amounts give effect to a change in accounting principle on January 1, 2007):

Derivative income (expense):	2007	2006
Convertible note and warrant financings	$(42,037)	$(50,904)
Preferred stock and warrant financings	407,152	1,331,015
Other warrants and derivative contracts	7,659	3,669,077
Total Derivative Income	$372,774	$4,949,188

Additional information related to individual financing arrangements can be found in notes 6 through 8.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of March 31, 2007:

Financing or other contractual arrangement:	Note	Conversion Features	Warrants	Total
June 2004 $600,000 Convertible Note Financing	6(a)	3,075,000	-	3, 075,000
May 2006 $2,500,000 Note Financing	10(c)	-	900,000	900,000
Series J Convertible Preferred Stock	8(b)	28,000,000	-	28,000,000
Total Common Shares Indexed		31,075,000	900,000	31,975,000

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the amendment provides for the exclusion of registration payments, such as the liquidated damages that the Company has incurred, from the consideration of classification of financial instruments, previously required under FAS133 and EITF 00-19. Rather, registration payments are to be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which provides for the recognition of registration payments when they are both probable and reasonably estimable. The FSP was adopted by the Company on January 1, 2007, as was required by the new accounting pronouncement. However, the Company had previously applied the view (provided in EITF 05-04) that registration payments required recognition pursuant to FAS 5. See Note 4, Accrued Liabilities for information about the recognition and amounts of registration payments.

Adoption of the FSP involved management’s reevaluation of the conditions for equity or liability classification of existing derivative financial instruments pursuant to the revised criteria of EITF 00-19. As a result of the reevaluation, management concluded that the embedded conversion feature and warrants, associated with the July 2006 $30,000,000 Convertible Note Financing, and previously classified as liabilities, should be afforded equity classification. Under the previous standard, management determined that the unlimited nature of contractual registration payments for non-registration and non-effectiveness rose to an uneconomic settlement alternative and the subject share-indexed securities required liability classification. Under the FSP, the registration payment provisions are not considered for purposes of classification. Rather, commencing January 1, 2007, those payments are accounted for under the provisions of FAS 5. As a result, the embedded conversion feature and warrants met the eight conditions for equity classification provided in EITF 00-19. Adoption of this new standard resulted in the reclassification of $6,516,000 to additional paid in capital accompanied by a credit to retained earnings of $9,181,251 which represents the cumulative effect of this change in accounting principle.

Share-based payments

Effective January 1, 2005, the Company adopted Financial Accounting Standards No. 123(R), Share-Based Payments (FAS123R). Under the fair value method, the Company recognizes compensation expense for all share-based payments granted after January 1, 2005, as well as all share-based payments granted prior to, but not yet vested, as of January 1, 2005, in accordance with FAS No. 123. Under the fair value recognition provisions of FAS 123(R), the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award. Prior to the adoption of FAS 123 and FAS 123(R), the Company accounted for share-based payments under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and the disclosure provisions of FAS No. 123. For further information regarding the adoption of FAS No. 123(R), see Note 9 to the consolidated financial statements.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loss Per Common Share

The Company’s basic loss per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the quarters ended March 31, 2007 and 2006 potential common shares arising from the Company’s stock options, stock warrants, convertible debt and convertible preferred stock amounting to 271,474,228 and 81,913,744 shares, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Recent Accounting Pronouncements Affecting the Company:

Statement of Financial Accounting Standard 159, Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”)

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159 (“FAS 159”), “Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its financial condition, results of operations, cash flows or disclosures.

Statement of Financial Accounting Standard 157, Fair Value Measurements (“FAS 157”)

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. There was no major impact to the financial statements from the adoption of this pronouncement.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

FSP EITF 00-19-2 Accounting for Registration Payment Arrangements

As more fully discussed above, the Company adopted the provisions of FSP EITF 00-19-2 on January 1, 2007.

Note 3 - Intangible Assets

At March 31, 2007, the Company’s intangible assets consist of unamortized costs associated with warrants issued in connection with a licensing agreement with Organic Valley, and trademark and license costs. The useful lives of these assets range from three to five years. The following table summarizes the components of the Company’s intangible assets as of March 31, 2007 and December 31, 2006:

	2007	2006
CCE Distribution Agreement	$--	$15,960,531
Manufacturing Agreement - Jasper	0	2,700,000
Manufacturing Agreement - H.P. Hood	0	2,384,055
Licensing Agreement - Organic Valley	104,299	104,299
Trademark costs and other licenses	232,916	237,916
Less accumulated amortization	(123,961)	(2,849,189)
Total Intangible Assets	$213,254	$18,537,612

Amortization expense amounted to $652,136 and $848,500 for the quarters ended March 31, 2007 and 2006, respectively.

As discussed in Note 2, the Company wrote-off the remaining carrying value of the CCE MDA, Jasper, and H.P. Hood manufacturing agreement intangible assets during the quarter ended March 31, 2007 and recognized a non-cash impairment loss of $17,662,006.

Note 4 - Accrued liabilities

Accrued liabilities consist of the following as of March 31, 2007 and December 31, 2006:

	2007	2006
Production processor liability (a)	$2,307,418	$850,628
Accrued payroll and related taxes	529,761	542,741
Accrued interest	1,211,225	893,706
Liquidated damages due to late registration (b)	1,725,607	3,397,419
Radio advertising and promotion costs	--	716,944
Other (c)	735,878	612,825
Total Accrued Liabilities	$6,509,889	$7,014,263

(a) Represents accruals for certain amounts owed to Jasper, the Company’s 3rd party production processor. Included within this amount at March 31, 2007 are $1.5 million in forecasted Q2 2007 production shortfall penalties that are both probable and estimable.

(b) Certain of the Company’s financing arrangements provide for penalties in the event of non-registration of securities underlying the financial instruments. Generally, these penalties are calculated as a percentage of the financing proceeds, usually between 1.0% and 3.0% each month. The Company records these liquidated damages when they are both probable and estimable pursuant to FAS 5, “Accounting for Contingencies.”

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c) Represents primarily accruals for HP Hood production penalties and professional fees.

Note 5 - Notes Payable

Notes payable consist of the following as of March 31, 2007 and December 31, 2006:

	2007	2006
International Paper Note Payable (a)	$187,743	$187,743
Notes Payable to GMAC (b)	109,797	123,725
February 2007 Short Term Financing (c)	1,438,438	0
March 2007 Short Term Financing (d)	466,551	0
Total notes payable	2,202,529	311,468
Less current maturities	2,149,301	243,968
Long-term notes payable	$53,228	$67,500

(a) In 1999, the Company issued a promissory note to assume existing debt owed by its then Chinese joint venture subsidiary to a supplier, International Paper. The face value of that unsecured note was $282,637 at an annual interest rate of 10.5%. The note originally required 23 monthly payments of $7,250 and a balloon payment of $159,862 due on July 15, 2000. During 2000, the Company negotiated an extension of this note to July 1, 2001. International Paper imposed a charge of $57,000 to renegotiate the note, which represents interest due through the extension date. The balance due on this note is $187,743 at March 31, 2007, all of which is delinquent. Interest accrued and unpaid as of March 31, 2007 and December 31, 2006 aggregated $114,330 and $109,470, respectively.

(b) In March 2006, the Company purchased eight vehicles that are used by its regional sales managers. This loan balance represents amounts payable to GMAC under 36-month loan agreements. Annual interest rates are 1.5% (seven vehicles) and 4.9% (one vehicle).

(c) In February 2007, the Company issued promissory notes with a face value of $2,000,000 and an annual interest rate of 12%. The notes are scheduled to be repaid on June 9, 2007 in full. The Company also issued 2,000,000 warrants associated with the notes, with an exercise price of $0.34.

(d) In March 2007, the Company issued promissory notes with a face value of $625,000 and an annual interest rate of 12%. The notes are scheduled to be repaid on June 9, 2007 in full. The Company also issued 625,000 warrants associated with the notes, with an exercise price of $0.34.

Note 6 - Convertible Notes Payable

Convertible debt carrying values consist of the following as of March 31, 2007 and December 31, 2006:

	2007	2006
$600,000 Convertible Note Payable, due December 2005 (a)	$450,000	$450,000
$30,000,000 Convertible Note Payable, due July 31, 2010 (b)	25,174,038	25,036,990
Total Convertible Notes Payable	$25,624,038	$25,486,990

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a) $600,000 Convertible Note Financing:

On June 29, 2004, the Company issued $600,000 of 10.0% convertible notes payable, due December 31, 2005, plus warrants to purchase 2,000,000 and 5,000,000 shares of the Company’s common stock with strike prices of $0.25 and $1.00, respectively, for periods of five and two years, respectively. Net proceeds from this financing arrangement amounted to $500,000. As of March 31, 2007 and December 31, 2006, the outstanding principal balance on this note was $450,000. The reduction in principal was due to note conversions. This debt is past due and the outstanding carrying value of $450,000 does not include $62,124 of unpaid interest, which is being reflected in accrued liabilities. The note is convertible into a fixed number of the Company’s common shares based upon a conversion price of $0.15 with anti-dilution protection for sales of securities below the fixed conversion price. The Company has the option to redeem the convertible notes for cash at 120% of the face value. The holder has the option to redeem the convertible notes payable for cash at 130% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, the Company extended registration rights to the holder that required registration and continuing effectiveness thereof; the Company is required to pay monthly liquidating damages of 2.0% for defaults under this provision.

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

The Company estimated the fair value of the compound derivative on the inception date, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. As a result of these estimates, the Company’s valuation model resulted in compound derivative balances associated with this financing arrangement of $496,304 and $454,267 as of March 31, 2007 and December 31, 2006, respectively. These amounts are included in Derivative Liabilities on the Company’s balance sheet.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the $600,000 convertible note financing:

Derivative income (expense)	Three months ended March 31, 2007	Three months ended March 31, 2006
Compound derivative	$(42,037)	$(132,500)

BRAVO! BRANDS INC. AND SUBSIDIARY
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

(b) $30,000,000 Convertible Note Financing:

On July 26, 2006, the Company issued $30,000,000 of 9.0% convertible notes payable, due January 27, 2010, plus warrants to purchase 12,857,143 shares (“Series A Warrants”) of the Company’s common stock at $0.73, for a period of five years. Net proceeds from this financing arrangement amounted to approximately $27,500,000 (net of approximately $2,500,000 in financing costs). There was a $1,000,000 note balance related to the May 2006 financing that was exchanged for an equal amount of convertible notes from this financing. The Company had a carrying value on this note of $25,174,038 as of March 31, 2007. The convertible notes were convertible into a fixed number of the Company’s common shares based upon a conversion price of $0.70 with anti-dilution protection for sales of securities below the fixed conversion price. The Company had the option to redeem the convertible notes for cash at an amount equal to the note balance plus accrued interest including the amount of unpaid interest that would have been paid through the third anniversary of the note. The holder has the option to redeem the convertible notes payable for cash at 125% of the face value in the event of default and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The Company has the option to redeem the notes payable at a date earlier than maturity (the “call option”). If the Company exercises the call option, the holders will have the right to exercise an additional 42,857,142 warrants and receive common shares to which the contingent warrants are indexed to (“Series B Warrants”). Absent the Company’s exercise of its call option to redeem the convertible notes, the holders have no rights to exercise the warrants and receive common shares to which the contingent warrants are indexed. The Company currently has no plans in the foreseeable future to exercise its call option. If the Company does exercise its call option, however, the number of its common shares that are issuable upon the exercise of the contingent warrants is limited to the number of its common shares underlying the convertible notes that have been redeemed. In addition, the Company extended registration rights to the holder that required registration and continuing effectiveness thereof; the Company is required to pay monthly liquidating damages of 3.0% for defaults under this provision.

In the Company’s initial evaluation of this instrument, the Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection, and it did not otherwise meet the conditions for equity classification specifically because the registration payment arrangement rose to an uneconomic settlement of the arrangement. Since equity classification was not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value during 2006. The Company also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put was indexed to certain events, noted above, that are not associated with risks of debt instruments. The Company combined all embedded features that required bifurcation into one compound instrument that was carried as a component of derivative liabilities. The Company also determined that the warrants did not meet the conditions for equity classification because the registration payment arrangement was also deemed to rise to an uneconomic settlement. Therefore, the warrants were also required to be carried as a derivative liability, at fair value during 2006.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Effective January 1, 2007, management adopted the provisions of FSP EITF 00-19-2 and concluded that the embedded conversion feature and warrants, associated with the July 2006 $30,000,000 Convertible Note Financing, and previously classified as liabilities, should be afforded equity classification. As noted above, under the previous standard, management determined that the unlimited nature of contractual registration payments for non-registration and non-effectiveness rose to an uneconomic settlement alternative and the subject share-indexed securities required liability classification. Under the FSP, the registration payment provisions are not considered for purposes of classification. Rather, commencing January 1, 2007, those payments are accounted for under the provisions of FAS 5; See Note 4 Accrued Liabilities. As a result of the adoption, the embedded conversion feature and warrants met the eight conditions for equity classification provided in EITF 00-19. Adoption of this new standard resulted in the reclassification of $6,516,000 to additional paid in capital accompanied by a credit to retained earnings of $9,181,251 which represents the cumulative effect of this change in accounting principle.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 2007, certain Note holders converted $1,300,000 in principal into common stock at the $0.32 contract conversion rate. As a result of the adoption of the FSP, resulting in the recombining of the embedded conversion feature and the host debt instrument, the Company is able to treat conversions under contractual terms in accordance with AIN/APB 26, which precludes the recognition of gains or losses. Rather, the Company reclassified a proportional amount of the carrying value of the debt to paid-in capital to give effect to the conversion.

Note 7 - Derivative Liabilities

The following table summarizes the components of derivative liabilities as of March 31, 2007 and December 31, 2006:

	Note	2007	2006
Compound derivative financial instruments that have been bifurcated from the following financing arrangements:
$ 600,000 Convertible Note Financing	6(a)	$496,304	$ 454,267
$30,000,000 Convertible Note Financing	6(b)	-	9,326,007
Series J Preferred Stock Financing	8(b)	3,108,000	3,416,000
Series K Preferred Stock Financing	8(c)	40,413	139,565
Freestanding derivative contracts arising from financing and other business arrangements:
Warrants issued with $2,500,000 Note Financing	10(c)	226,341	234,000
Warrants issued with $30,000,000 Convertible Notes	6(b)	-	6,371,243
Total derivative liabilities		$ 3,871,058	$ 19,941,082

See the notes referenced in the table for details of the origination and accounting for these derivative financial instruments. Also, see the discussion of the effects on the Company’s accounting for derivative financial instruments following the adoption of FSP EITF 00-19-2, below and in Note 2.

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

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the amendment provides for the exclusion of registration payments, such as the liquidated damages that the Company has incurred, from the consideration of classification of financial instruments, previously required under FAS133 and EITF 00-19. Rather, registration payments are to be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which provides for the recognition of registration payments when they are both probably and reasonably estimable. The FSP was adopted by the Company on January 1, 2007, as was required by the new accounting pronouncement. However, the Company had previously applied the view (provided in EITF 05-04) that registration payments required recognition pursuant to FAS 5. See Note 4, Accrued Liabilities for information about the recognition and amounts of registration payments.

Adoption of the FSP involved management’s reevaluation of the conditions for equity or liability classification of existing derivative financial instruments pursuant to the revised criteria of EITF 00-19. As a result of the reevaluation, management concluded that the embedded conversion feature and warrants, associated with the July 2006 $30,000,000 Convertible Note Financing, and previously classified as liabilities, should be afforded equity classification. Under the previous standard, management determined that the unlimited nature of contractual registration payments for non-registration and non-effectiveness rose to an uneconomic settlement alternative and the subject share-indexed securities required liability classification. Under the FSP, the registration payment provisions are not considered for purposes of classification. Rather, commencing January 1, 2007, those payments are accounted for under the provisions of FAS 5. As a result, the embedded conversion feature and warrants met the eight conditions for equity classification provided in EITF 00-19. Adoption of this new standard resulted in the reclassification of $6,516,000 to additional paid in capital accompanied by a credit to retained earnings of $9,181,251 which represents the cumulative effect of this change in accounting principle.

Note 8 - Preferred Stock

The Company’s articles of incorporation authorize the issuance of 5,000,000 shares of preferred stock. The Company has designated this authorized preferred stock, as follows:

(a) Series H Preferred Stock:

The Company has designated 350,000 shares of its preferred stock as Series H Cumulative Convertible Preferred Stock with a stated and liquidation value of $10.00 per share. Series H Preferred Stock has cumulative dividend rights at 7.0% of the stated amount, ranks senior to common stock and is non-voting. As of March 31, 2007 and December 31, 2006, the preferred stock balance was $535,000. The Series H preferred stock is convertible into the Company’s common stock at a fixed conversion price of $0.40 per common share. The Series H Preferred Stock is mandatorily redeemable for common stock on the fifth anniversary of its issuance. The Company has the option to redeem the Series H Preferred Stock for cash at 135% of the stated value. The holder has the option to redeem the Series H Preferred Stock for cash at 140% of the stated value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, listing of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). However, the terms of an amended agreement that were ratified by investors on December 29, 2006, eliminated the holder’s option to redeem the Series H Preferred Stock in the event of default and other contingent events related to the common stock into which the instrument is convertible (the “Default Put”).

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Initially, based upon the Company’s evaluation of the terms and conditions of the Series H Preferred Stock, the Company concluded that it was more akin to a debt instrument than an equity instrument, which meant that the Company’s accounting conclusions were based upon those related to a traditional debt security, and that it should be afforded the conventional convertible exemption regarding the embedded conversion feature because the conversion price was fixed. Therefore, the Company was not required to bifurcate the embedded conversion feature and carry it as a liability. However, the Company concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt-type instruments. In addition, due to the default and contingent redemption features of the Series H Preferred Stock, the Company initially classified this instrument as redeemable preferred stock, outside of stockholders’ equity.

Based upon the Company’s evaluation of the terms and conditions of the Series H Preferred Stock subsequent to the Amended Agreements between the Company and investors, the Company concluded that it was more akin to equity rather than debt and thus has been reclassified to stockholders’ equity.

Between December 2001 and March 2002, the Company issued 175,500 shares of Series H Preferred Stock for cash of $1,755,000, plus warrants to purchase an aggregate of 4,387,500 shares of common stock at $0.50 for five years. As of March 31, 2007 and December 31, 2006, shares of preferred stock outstanding were 53,500, and there were no warrants outstanding. The Company initially allocated $1,596,228 of the proceeds from the Series H Preferred financings to the warrants at their fair values because the warrants did not meet all of the conditions necessary for equity classification. However, due to amended agreements, the warrants currently meet all of the conditions necessary for equity classification and, accordingly, are carried as stockholders’ equity, at fair value.

The Company estimated the fair value of the derivative warrants on the inception date, and subsequently, using the Black-Scholes-Merton valuation technique. As a result of applying this technique, the Company’s valuation of the derivative warrants amounted to $0 and $327,903 as of March 31, 2007 and March 31, 2006, respectively. The Company estimated the fair value of the Default Puts on the inception date, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Since the Default Put was eliminated as a result of amended terms agreed to with the investors on December 29, 2006, the value has been reduced to $0. Significant assumptions underlying the probability-weighted outcomes included both the Company’s history of similar default events, all available information about the Company’s business plans that could give rise to or risk defaults and the imminence of impending or current defaults. As a result of these subjective estimates, the Company’s valuation model resulted in Default Put balances associated with the Series H Preferred Stock of $-0- as of March 31, 2007 and December 31, 2006, respectively. The following table illustrates fair value adjustments that the Company has recorded related to the Default Puts on the Series H Preferred Stock.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative income (expense)	Three months ended March 31, 2007	Three months ended March 31, 2006
Default Put	$0	$(14,985)
Warrant derivative	$0	$327,903

The discounts to the Series H Preferred Stock that resulted from the aforementioned allocations have been accreted through periodic charges to retained earnings using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the quarters ended March 31, 2007 and 2006:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cumulative dividends at 7%	$35,100	$35,100
Accretions	$0	$39,174

As of March 31, 2007, $347,026 of cumulative dividends are in arrears on Series H Preferred Stock.

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
(UNAUDITED)

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

The Company estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion estimates) that are necessary to fair value complex derivative instruments. The Company estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. As a result of these estimates, the Company’s valuation model resulted in compound derivative balances associated with the Series J Preferred Stock of $3,108,000 and $3,416,000 as of March 31, 2007 and December 31, 2006, respectively. These amounts are included in Derivative Liabilities on the Company’s balance sheet.

The following table illustrates fair value adjustments that the Company has recorded related to the derivative financial instruments associated with the Series J Preferred Stock.

Derivative income (expense)	Three months ended March 31, 2007	Three months ended March 31, 2006
Compound derivative	$308,000	$924,000

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

The discounts to the Series J Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to retained earnings using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the quarters ended March 31, 2007 and 2006:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cumulative dividends at 8%	$40,000	$40,000
Accretions	$245,423	$136,885

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2007 $660,894 of cumulative dividends are in arrears on Series J Preferred Stock.

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

The Company estimated the fair value of the Default Puts on the inception dates, and subsequently, using a cash flow technique that involves probability-weighting multiple outcomes at net present values. Significant assumptions underlying the probability-weighted outcomes included both the Company’s history of similar default events, all available information about the Company’s business plans that could give rise to or risk defaults and the imminence of impending or current defaults. As a result of these subjective estimates, the Company’s valuation model resulted in Default Put balances associated with the Series K Preferred Stock of $40,413 and $139,565 as of March 31, 2007 and December 31, 2006, respectively. These amounts are included in Derivative Liabilities on the Company’s balance sheet. The following table illustrates fair value adjustments that the Company has recorded related to the Default Puts on the Series K Preferred Stock.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Derivative income (expense)	Three months ended March 31, 2007	Three months ended March 31, 2006
Compound derivative	$99,152	$(3,138)

Derivative income (expense) related to the Default Put includes changes to the fair value arising from changes in the Company’s estimates about the probability of default events and amortization of the time-value element embedded in the Company’s calculations. Lower derivative expense in the period ended March 31, 2007, when compared to the same periods of 2006, reflected the decreased probability that the Default Put would become exercisable because the Company would not timely file certain reports with the Securities and Exchange Commission.

The discounts to the Series K Preferred Stock that resulted from the aforementioned allocations are being accreted through periodic charges to retained earnings using the effective method. The following table illustrates the components of preferred stock dividends and accretions for the quarters ended March 31, 2007 and 2006:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cumulative dividends at 8%	$19,000	$19,000
Accretions	$11,715	$11,015

As of March 31, 2007, $233,368 of cumulative dividends are in arrears on Series K Preferred Stock.

(d) Other Preferred Stock Designations and Financings:

Series B Preferred: The Company has designated 1,260,000 shares of its preferred stock as Series B Convertible Preferred Stock with a stated and liquidation value of $1.00 per share. Series B Preferred has cumulative dividend rights of 9.0%, ranks senior to common stock and has voting rights equal to the number of common shares into which it may be converted. Series B Preferred is convertible into common stock on a share for share basis. Based upon the Company’s evaluation of the terms and conditions of the Series B Preferred Stock, the Company has concluded that it meets all of the requirements for equity classification. The Company has 107,440 shares of Series B Preferred outstanding as of March 31, 2007 and December 31, 2006.

Series F Preferred: The Company has designated 200,000 shares of its preferred stock as Series F Convertible Preferred Stock with a stated and liquidation value of $10 per share. The shares were fully converted by September 30, 2006. Series F Preferred is non-voting and convertible into common stock at a variable conversion price equal to the lower of $0.60 or 75% of the trading prices near the conversion date. In addition, the holder had the option to redeem the convertible notes payable for cash at 125% of the face value in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument is convertible, registration and listing (and maintenance thereof) of the Company’s common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The Company concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to a variable conversion feature, and it did not otherwise meet the conditions for equity classification. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. The Company also concluded that the Default Put required bifurcation because, while puts on debt-type instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated with debt-type instruments. These two derivative features were combined into one compound derivative instrument

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes derivative income (expense) related to compound derivatives and freestanding warrant derivatives that arose in connection with the preferred stock transactions discussed above.

Derivative income (expense)	Three months ended March 31, 2007	Three months ended March 31, 2006
Compound derivative	$0	$5,303
Warrant derivative	$0	$91,932

Note 9 - Stock Based Compensation Plans

On February 28, 2007, the Company’s Board of Directors granted a total of 22,125,000 stock options to employees and directors.  Of the 22,125,000 options, the Board granted 1,275,000 under the Company’s 2005 Incentive Stock Option Plan and 20,850,000 under its 2006-2007 Incentive Stock Option Plan.  All options granted have a contractual life of 10 years, and two thirds of the options vest equally over two years in equal annual installments, provided that the individual is continuously in the Company’s employ, with the first third exercisable as of the grant date. The Company’s Board of Directors also granted 3,851,724 stock options to employees on January 17, 2007 under its 2006-2007 Incentive Stock Option Plan.

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

As the Company had previously adopted the fair-value provisions of FAS No. 123, effective January 1, 2005, the adoption of FAS 123(R) had a negligible impact on the Company’s earnings. The Company recorded compensation costs of $495,622 and $111,592 for the quarters ended March 31, 2007 and March 31, 2006, respectively. The Company recognized no tax benefit for share-based compensation arrangements due to the fact that it is in a cumulative loss position and recognized no tax benefits in its Consolidated Statement of Operations.

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

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company estimates the fair value of each stock option on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions and amortize that value to expense over the option’s vesting period using the straight-line attribution approach:

	First	First
	Quarter	Quarter
	2007	2006*
Expected Term (in years)	6	n/a
Risk-free rate	4.56%	n/a
Expected volatility	116%	n/a
Expected dividends	0%	n/a

* No options were granted during this period.

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

Expected Volatility: The volatility factor used in the Company’s assumptions is based on the historical price of the Company’s stock over the most recent period commensurate with the expected term of the stock option award.

Expected Dividend Yield: The Company does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, the Company uses a dividend yield of zero in its assumptions.

A summary of option activity under the stock incentive plans for the three months ended March 31, 2007 is presented below:

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at December 31, 2006	9,403,755	$0.31
Granted	25,976,724	$0.33
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at March 31, 2007	35,380,479	$0.33	9.24	$392,169

Vested or expected to vest at March 31 2007	34,218,360	$0.33	9.24	$385,446

Exercisable at March 31 , 2007	15,404,766	$0.33	8.98	$261,963

At March 31, 2007, the Company had $7,412,686 of total unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of three years.

As a result of a restructuring plan that the Company commenced in late April 2007 (refer to note 12), 9,133,332 of stock options previously granted to now terminated employees were cancelled.

Note 10 - Stockholders’ Equity

(a) Issuance of Common Stock

During the quarter ended March 31, 2007, the Company issued 4,062,500 shares of common stock pursuant to conversions by holders of the July 2006 convertible note. The shares of common stock underlying the convertible note were issued pursuant to a registration statement declared effective by the Securities and Exchange Commission on December 29, 2006.

(b) Convertible Preferred Stock

The Company has designated 1,260,000 shares of its preferred stock as Series B Convertible Preferred Stock. Series B Preferred accumulates dividends at the rate of 9% per annum, payable only upon liquidation or redemption, as a percentage of the stated value, out of the assets and available funds. Voting rights of the Series B Convertible Preferred stock are the same as the Company’s common stock. Series B Convertible Preferred stock is convertible anytime after December 31, 1997 to the Company’s common stock at the fixed ratio of one share of common stock for one share of Series B Convertible Preferred stock surrendered for conversion. As of March 31, 2007, there were 107,440 shares of Series B Preferred Stock issued and outstanding. The Company accounts for Series B Preferred Stock as perpetual preferred equity.

The Company has designated 350,000 shares of its preferred stock as Series H Convertible Preferred Stock. Series H Preferred accumulates dividends at the rate of 7% per annum, payable only upon liquidation or redemption, as a percentage of the stated value, out of the assets and available funds. Voting rights of the Series H Convertible Preferred stock are the same as the Company’s common stock. Series H Convertible Preferred stock is convertible anytime after January 4, 2002 into a number of the Company’s common stock equaling the stated value divided by $0.40. As of March 31, 2007, there were 53,500 shares of Series H Preferred Stock issued and outstanding. The Company accounts for Series H Preferred Stock as perpetual preferred equity.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c) Common Stock Warrants

As of March 31, 2007, the Company had the following outstanding warrants:

Warrants	Grant date	Expiration date	Warrants/ Options Granted	Exercise Price

Warrant to Licensor	6/20/2005	6/19/2007	500,000	0.050
Warrant to Consultant	4/8/2005	4/7/2007	1,000,000	0.250
Warrant to Distributor	8/30/2005	8/29/2008	30,000,000	0.360
November 2005 Bridge Loan	11/14/2005	11/13/2010	150,000	0.710
November 2005 Common Stock Financing	11/28/2005	11/27/2010	40,749,991	0.320
May 2006 Financing	5/12/2006	5/11/2011	900,000	0.320
July 2006 Convertible Note Financing	7/27/2006	7/26/2011	27,605,040	0.340
July 2006 Convertible Note - Transfer Agent	7/27/2006	7/26/2011	1,793,067	0.340
Warrant to Processor	9/19/2006	9/18/2012	5,870,000	0.730
Warrant to Licensor	10/25/2006	10/24/2011	300,000	0.800
February 2007 Financing	2/14/2007	2/13/2012	2,000,000	0.340
March 2007 Financing	3/15/2007	3/14/2012	625,000	0.340

Total Warrants			111,493,098

Derivative income (expense) associated with these other warrants for the quarters ended March 31, 2007 and 2006 are as follows:

Derivative income (expense)	Three months ended March 31, 2007	Three months ended March 31, 2006
Warrant derivative	$7,659	$3,669,077

Note 11- Commitments and Contingencies

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

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future minimum rental payments, which exclude variable common area maintenance and employee parking charges, required under the operating lease as of March 31, 2007 are as follows:

Amount
Nine months ending December 31, 2007	$121,070
Years ending December 31,
2008	$161,426
2009	$161,426
2010	$161,426
2011	$161,426
2012	$161,426

Rent expense, which also includes maintenance and parking fees, for the three months ended March 31, 2007 and 2006 was $97,056 and $23,217, respectively.

Royalties:

The Company licenses trademarks and trade dress from certain Licensors for use on its products. Royalty advances are payable against earned royalties on a negotiated basis for these licensed intellectual property rights. The table below identifies each Licensor to which the Company’s licenses require future guaranteed payments as of March 31, 2007:

Licensor	Remaining Term	Aggregate Remaining Guarantee
Masterfoods- USA	Six years	$12,150,000
Masterfoods- Canada	Six years	$1,287,810
Masterfoods- Mexico	Six years	$772,700
Diabetes Research Institute	Seven months	$17,000
General Mills	Five years	$600,000

Marketing Commitments

In August 2005, the Company executed an MDA with CCE. Pursuant to this agreement, the Company was contractually obligated to spend an aggregate of $5,000,000 on marketing activities in 2005 and 2006 for the Company’s products that are distributed by CCE. Beginning in 2007, the Company is further obligated to spend an amount annually in each country within a defined territory equal or greater than 3% of the Company’s total CCE revenues in such territory (on a country by country basis). Such national and local advertising for the Company’s products includes actively marketing the Slammers mark, based on a plan to be mutually agreed each year. The Company is required to maintain its intellectual property rights necessary for the production, marketing and distribution of its products by CCE.

During the period commencing at the inception of the CCE agreement through the period ended March 31, 2007, the Company has met its obligation on marketing activities pursuant to its agreement with CCE. The Company is in discussions with CCE to significantly amend several terms of the MDA, including the existing marketing commitment. As discussed in Note 2, the Company wrote off the remaining value of its intangible asset associated with this agreement during the quarter ended March 31, 2007.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Production and Supply Agreements

Jasper Products LLC

On December 27, 2005, the Company executed a multi-year non-exclusive production agreement with Jasper Products, L.L.C. of Joplin, Missouri for the production of the Company’s products through 2011. Under the terms of the agreement, the parties have agreed to annual volume commitments for the ordering and production of the Company’s various lines of shelf stable single serve flavored milk beverages. To secure the production commitments, as well as the right of first refusal for Jasper's additional production capacity going forward, the Company paid a one time equipment mobilization payment of $2.7 million to Jasper. The agreement incorporates per unit (single bottle) monetary penalties for both unused capacity by the Company and any production shortfall by Jasper. During the quarter ended March 31, 2007, the Company incurred $2,762,859 in unused capacity fees which included an accrual for estimated future penalties. As discussed in Note 2, the Company wrote off the remaining value of its intangible asset associated with this agreement during the quarter ended March 31, 2007.

HP Hood LLC

On September 19, 2006, the Company executed a six-year non-exclusive production agreement with HP Hood LLC of Chelsea, Massachusetts, for the production of the Company’s products through 2012.  Under the terms of the agreement, the parties have agreed to annual volume commitments for the ordering and production of the Company’s various lines of shelf-stable, single-serve flavored milk beverages.  The agreement incorporates per unit monetary penalties for unused capacity by the Company .  The agreement also required the Company to deposit $1,000,000 in an escrow account as security for potential non-payment of production fees to Hood.  To date, the Company has not paid the deposit or ordered product from Hood.  While the parties have agreed to a delayed production schedule, the Company currently has not utilized Hood’s production capacity, resulting in non-use penalties in the amount of $693,750 through March 31, 2007.

In connection with the agreement, the Company issued a six year warrant to HP Hood for the purchase of 5,870,000 shares of the Company’s common stock at an exercise price of $0.73 per share. The Company has a conditional right to call the exercise of the warrant. As discussed in Note 2, the Company wrote off the remaining value of its intangible asset associated with the warrants issued pursuant to this agreement during the quarter ended March 31, 2007.

The Company is engaged in discussions with Hood to restructure and expand the scope of the production agreement, pursuant to which Hood would not only produce but distribute, market and sell certain of the Company’s co-branded Masterfoods products.  Under this type of arrangement, no deposit would be required, and no production shortfall penalties would remain in the contract. There can be no assurance that the Company will be able to successfully complete its negotiations with Hood.

Cagnazzi Racing

On November 1, 2006, the Company entered into a one year sponsorship agreement with Cagnazzi Racing for $3,500,000.  That agreement requires the Company to pay $300,000 on January 1, 2007 and $1,300,000 on April 1, 2007, plus certain expenses.  The Company’s total payments to date under this sponsorship agreement amount to $200,000, which was paid in February 2007.  The Company has informed Cagnazzi Racing that it does not intend to pay the balance of the contract fee, and the Company has requested that Cagnazzi immediately commence its obligation to mitigate its damages under the sponsorship contact.  The Company has been informed that Cagnazzi has removed the Slammers® logo and trade dress from its race cars and is seeking a new sponsor. On May 14 2007, Cagnazzi Racing commenced a lawsuit in the State courts of North Carolina to recover the balance owed under this agreement.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

William Neilson Limited

On June 14, 2006, the Company executed a three-year non-exclusive production agreement with William Neilson Limited of Ontario, Canada, for the production of the Company’s products, which will commence on the date of the Company’s first order. Under the terms of the agreement, the parties have agreed to annual volume commitments for the ordering and production of the Company’s various lines of shelf-stable, single-serve flavored milk beverages. The agreement incorporates per unit monetary penalties for unused capacity by the Company. The Company incurred no penalties related to annual volume commitments during the quarter ended March 31, 2007.

Note 12 - Subsequent Events

On April 1, 2007, the Company became in default under the terms and conditions of the senior convertible notes (the “Senior Notes”) issued pursuant to the Securities Purchase Agreement, dated July 26, 2006, by and among the Company and certain note holders identified therein (the “Securities Purchase Agreement”). The default occurred due to the Company’s failure to make the required quarterly interest payment of approximately $730,000. The Company is in the process of completing the terms and conditions of a Forbearance and Amendment Agreement (the “Forbearance Agreement”) with such note holders. In connection with the Forbearance Agreement, the Company has agreed to enter into a Pledge and Security Agreement (the “Security Agreement”), pursuant to which the Company will grant to the note holders a first priority security interest in certain of its assets and to cause (“Bravo! Brands, UK, Ltd.) (the “Subsidiary Guarantor”) to enter into a Subsidiary Guaranty (the “Subsidiary Guaranty”, together with the Forbearance Agreement and the Security Agreement, the “Forbearance Documents”) guaranteeing the obligations of the Company under the senior convertible notes, the Securities Purchase Agreement, the Forbearance Agreement and the Security Agreement. The Company and the note holders have preliminarily agreed to the following terms under the Forbearance Agreement.

The note holders have agreed to refrain from exercising any of their rights or remedies under the Securities Purchase Agreement, the senior convertible notes and any other related transaction documents, that may exist as a result of any existing default that occurred under the senior convertible notes as long as (i) there is no event of default (other than an existing event of default or permitted event of default) under one or more of the senior convertible notes, (ii) the Company and the subsidiary guarantor comply with the terms on the Forbearance Documents and other related transaction documents, (iii) any representations made by the Company or the Subsidiary Guarantor set forth in the Forbearance Documents or related transaction documents is not materially false or misleading as of the date when made, (iv) the Company uses its reasonable best efforts to repay and redeem the Senior Notes and (v) there is no occurrence of other certain events described in the Forbearance Agreement (items (i) to (vi), each a “Forbearance Default”).

Upon the occurrence of a Forbearance Default, each note holder shall have the right to collect from the Company and the subsidiary guarantor any payments and obligations due to the note holder accrued under the Forbearance Documents since the effective date of the Forbearance Agreement. The note holders have agreed further to forbear from taking any action with respect to any notice of redemption submitted to the Company in connection with an event of default, except upon an occurrence of a Forbearance Default. As long as a Forbearance Default does not occur, the note holders have waived any adjustment to the conversion price of the senior convertible notes and the exercise price of the warrants issued to each note holder pursuant to the Securities Purchase Agreement with respect to any issuance of any common stock, preferred stock, other equity security or subordinated debt of the Company which generates gross proceeds of five (5) million dollars or less. As a result of the Company being in default under the Senior Notes, the interest rate on the notes shall be increased to fourteen percent (14.0%), and in the event that such default is cured, the increase in interest rate shall cease to be effective as of such date; provided that the interest as calculated and unpaid at the increased rate during the period the Company was in default shall continue to apply to the extent relating to the days after the Company went into default through and including the date such default is cured. As an inducement to each note holder to enter into the Forbearance Agreement, the Company has agreed to use its best efforts to explore strategic alternatives to obtaining funds sufficient to effect each note holder’s notes payoff amount.

BRAVO! BRANDS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As discussed in Note 1, the Company has continued to incur operating losses and negative cash flows. Management is undertaking major cost containment measures to improve financial performance. On April 27, 2007, the Company terminated 34 of its 62 employees, including the Chief Marketing Officer. On April 30, 2007, the Company’s Board of Directors voted to terminate the employment of Roy Warren, Chief Executive Officer of the Company since May 1999. Mr. Warren remains as a director of the Company. The Company’s Chief Revenue Officer was also terminated, effective May 1, 2007. Finally, 6 employees were terminated on May 4, 2007. As a result of these actions, the Company’s headcount has decreased from 62 to 20 employees, and monthly payroll expense has been reduced by more than 50%. Also, 9,133,332 of nonvested stock options previously granted to the terminated employees were cancelled.

During April, 2007, $5,400,000 of principal from the July 2006 Financing was converted at an exercise price of $0.32 per common share.

On May 1, 2007, the Company closed a funding transaction with six accredited institutional investors, for the issuance and sale of 18.5 million shares of the Company’s common stock to the Subscribers for $743,193. The Company also issued five year warrants for the purchase of an additional 9.25 million shares of common stock at an exercise price of $0.04 per share. The securities are restricted and have been issued pursuant to an exemption to the registration requirements of Section 5 of the Securities Act of 1933 for “transactions of the issuer not involving any public offering” provided in Section 4(2) of the Act and pursuant to a Regulation D offering.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We develop, market, distribute and sell nutritious single serve flavored aseptic milk products throughout the United States using our Company owned Slammers® and Bravo!™ trademarked brands. Our aseptic (shelf stable) innovation offers several competitive advantages, including eliminating the need for refrigerated warehousing and trucking and offering real milk products with shelf lives of up to eight months. In order to create brand recognition, we have adopted a co-branding strategy and negotiated strategic license agreements with Masterfoods (Milky Way®, Starburst®, 3 Musketeers®, Dove®) General Mills (Trix™, Cocoa Puffs™) and Organic Valley® (organic milk). Our broad product offering targets several specific demographic groups and lifestyles. For instance, we have milk available for candy lovers of any age through our Milky Way®, 3 Musketeers®, Dove®, and Starburst® flavored products. Our Slim-Slammers®, Bravo! Blenders™ and Organic Valley® milk products target health conscious adults, and our Cocoa Puffs® and Trix® flavored milk products focus on kids from ages 6 to 12. Our products have been primarily distributed through Coca Cola Enterprises Inc. (“CCE”). In the future, we plan to increase our revenues by securing additional distribution channels and entering into new categories including sports, energy and coffee milk based beverages.

RECENT DEVELOPMENTS

Disappointing financial performance has had an adverse impact on our operation and on plans and programs discussed in the 10-KSB for the year ended December 31, 2006. With the direction of our Board of Directors, we have developed a remedial plan to address the most critical needs of the Company. These plans address our failure to meet top line revenue expectations, high costs of running and financing the Company and relationships with all of our stakeholders.

First, top line revenues. Our distribution plans with CCE did not meet the expectations of either Bravo or CCE, and we are actively seeking new avenues of distribution. While we still are working with CCE, the anticipated growth will not be forthcoming. To help remedy this deficiency, we have entered into an interim distribution agreement with Snapple Distributors and, effective May 2007, we have commenced shipments to Snapple Distributors in the metropolitan New York area. In addition to Snapple, our plan is to expand distribution regionally, branching out from the NY area into New England and down the East Coast. In that regard, we are talking to other distributors that could give us national distribution for some of our products. Similarly, our marketing program has been revamped to eliminate long term costly programs, such as our racing sponsorships, in favor of a more limited and focused approach on a region by region basis that will be tied to specific promotional activities. Our strategy has changed from utilizing a broad based marketing scheme for the creation of sales, to utilizing highly focused marketing to support sales, and only when it is cost effective.

Second, the cost of running the Company. During April 2007, we made deep cuts in our personnel including the terminations of Mike Edwards, our former Chief Revenue Officer and Stan Harris our former Chief Marketing Officer, and we reduced our employee headcount from 62 to 21, resulting in an approximate 55% reduction in payroll expense. In addition, as reported in an 8-K filing, on April 30, 2007, the Board of Directors terminated the employment of Roy Warren as the Company’s President and Chief Executive Officer. Furthermore, we are in the process of reviewing all expenditures, including reduced selling expenses through the more efficient utilization of transportation for delivery of our products, and, as noted above, we have made significant cuts in marketing plans. Finally, we are initiating tighter expenditure controls with a clear focus on making immediate adjustments to anticipated spending, dependent upon revenue and margin trends. As we have announced in the past, Cowen and Company has been engaged to explore strategic alternatives, and this process continues. We believe that the actions taken to reduce our overhead will make the Company more attractive to a potential strategic partner.

Third, the cost of our financial structure. We have the support of many of our largest shareholders as well as our note holders. We are working to negotiate a 120 day forbearance agreement with our July convertible debt holders. If agreed to with our note holders, this agreement will give us relief from paying interest and principal due on the notes during this forbearance period. It also allows us the time we need to restructure our capitalization and to seek strategic partners. In addition, some of our largest shareholders have funded our operations with an aggregate total of approximately $1.2 million as we seek to recapitalize our balance sheet. These same investors are now doing due diligence with the goal of providing additional funds should their review convince them that Bravo has a sustainable business model and path toward future profitability. While there can be no assurances of this future funding, we have been encouraged by our investors continued interest in pursuing this opportunity. Furthermore, our cash burn has been reduced by approximately 66%, and we are working diligently to reduce our spending in all areas.

Fourth, our relationships. We are making a concerted effort to continue or, where necessary, to re-establish normal, credible relationships with our suppliers, distributors and processors. To date, we have reached out and talked or met with our licensors and processors. In certain instances, we have commenced negotiations with such parties to restructure our agreements to effect a more economically appropriate relationship. Our experience with these parties to date has been supportive. We have had similar responses from a number of our largest shareholders.

In summary, we are involved with addressing our critical challenges and are addressing each on a proactive basis. We are dedicated to working through these issues as diligently as possible to make Bravo a viable company. We have the support of large shareholders and many of our strategic partners. Our employees are wearing many hats and are committed to working to bring the Company out of the difficult times we are facing.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates included in our financial statements are the following:

-
Estimating the fair value of our complex derivative financial instruments that are required to be carried as liabilities at fair value pursuant to Statements on Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133)

-
Estimating the future recoverability of our long-lived assets, consisting of property and equipment and intangible assets, pursuant to Statements on Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (FAS 144)

-	Estimating the Company’s reserve for unsalable and obsolete inventories that are carried at lower of cost or market.

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

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the amendment provides for the exclusion of registration payments, such as the liquidated damages that the Company has incurred, from the consideration of classification of financial instruments, previously required under FAS133 and EITF 00-19. Rather, registration payments are to be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which provides for the recognition of registration payments when they are both probable and reasonably estimable. The FSP was adopted by the Company on January 1, 2007, as was required by the new accounting pronouncement. However, the Company had previously applied the view (provided in EITF 05-04) that registration payments required recognition pursuant to FAS 5. See Note 4, Accrued Liabilities for information about the recognition and amounts of registration payments.

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

Reserve for Inventory Obsolescence

Since our inventories are perishable, we estimate and record unsaleable inventory based on a combination of historical experience and specific identification.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Consolidated Revenues

	2007	2006	$ Change	% Change
Revenues	$3,152,892	$3,561,215	$(408,323)	(11.5)%

The decrease in our revenues resulted from a combination of the change in the CCE product mix and liquidation sales. Increased distribution in schools of our new eight-ounce shelf stable products shifted the CCE product mix to a lower selling price, resulting in decreased revenues for the quarter ending March 31, 2007.  In addition products surpassing CCE’s required shelf life were sold through liquidators at prices below cost. Despite the decrease in sales revenue, cases sold to CCE during the quarter ended March 31, 2007 at 290,537 reflected a slight increase over the quarter ended March 31, 2006 at 290,130.

Revenues are net of industry-standard slotting fees and cash discounts of $66,197 and $279,973 for the quarters ended March 31, 2007 and March 31, 2006, respectively. Slotting fees, which totaled $42,320 and $269,182 for the quarters ended March 31, 2007 and March 31, 2006, are common in the large store channel and represent cash payments made for rights to place our products on customer retail shelves for a stipulated period of time.

Geographically, our current revenues are 100% within the United States of America.

Our sales strategy and growth plan has evolved since the issuance of our 10-KSB for the year ended December 31, 2006. Under our current strategy, we are aiming to increase revenue by pursuing additional national and regional distributors, rather than relying primarily on CCE for product sales. We also plan to expand our product lines into new sectors of the beverage industry. The new strategy requires a much smaller sales force, and we have reduced our headcount accordingly.

Consolidated Product Costs and Gross Margin

	2007	% of Revenues	2006	% of Revenues	$ Change	% Change
Product costs	$3,184,947	101.0%	$2,946,460	82.7%	$238,487	8.1%
Shipping costs	277,201	8.8%	393,452	11.0%	(116,251)	(29.5)%
Total	$3,462,148	109.8%	$3,339,912	93.8%	$122,236	3.7%
Gross Margin	(309,256)		221,303		(530,559)	(239.7)%
Margin %	(9.8)%		6.2%

Gross margin has deteriorated from 6.2% in the quarter ended March 31, 2006 to (9.8)% in the quarter ended March 31, 2007 primarily for two reasons. First, we sold certain products with remaining shelf life of less than what is allowed under the CCE agreement to liquidators at a margin loss aggregating $315,000. Second, we recorded inventory obsolescence expense of $256,514 in the quarter ended March 31, 2007 compared to $0 in the quarter ended March 31, 2006. The 2007 expense represents an increase in the obsolescence reserve due to an analysis of the aging of our inventory existing at March 31, 2007. We expect liquidation sales and obsolescence expense to be significantly reduced in the future. Controls have been implemented to monitor production levels based on customer orders. Previous forecasts were developed based on anticipated CCE demand, which turned out to be unreliable.

Our shipping cost decreased 2.3% as a percentage of revenues. With the initial CCE pipeline fill lasting through the quarter ended March 31, 2006, we shipped several less than full truck loads to CCE sales centers in order to have the product available throughout the CCE network. The majority of the cases shipped during the quarter ended March 31, 2007 were full truck loads, therefore driving down average shipping costs as a percentage of revenue.

Consolidated Operating Expenses

	2007	% of Revenues	2006	% of Revenues	$ Change	% Change
Marketing and Advertising	$1,512,919	48.0%	$949,964	26.7%	$562,955	59.3%
Selling	2,253,299	71.5%	1,893,134	53.2%	360,165	19.0%
General and administrative	5,601,705	177.7%	1,765,846	49.6%	3,835,859	217.2%
Impairment loss	17,662,006	560.2%	--	0.0%	17,662,006	100.0%
Product development	84,928	2.7%	115,963	3.3%	(31,035)	(26.8)%
Total	$27,114,857	860.0%	$4,724,907	132.7%	$22,389,950	473.9%

Marketing Expense and Advertising:

Our marketing expenses and advertising increased primarily due to our sponsorship of National Hot Rod Association (“NHRA”) pro stock race cars.  We incurred approximately $885,000 in expenses surrounding our NHRA advertising during the first quarter of 2007, compared to $379,300 in the quarter ended March 31, 2006.  As mentioned previously, we are looking to mitigate our exposure under the NHRA sponsorship contract.  This action, together with the restructuring plan that we completed in May 2007 and strict cost containment measures, is expected to significantly decrease quarterly marketing expenses going forward.

Selling Expense:

Our selling expenses in the quarter ended March 31, 2007 increased primarily due to the hiring of additional sales personnel.  During April 2007, due to our inability to come to an acceptable working relationship with CCE, we have made the difficult decision to materially pare back the sales team that was set up to work with CCE. Going forward, we will be working with independent distributors throughout the US, as well as by selling directly to supermarket, drug and mass merchandiser chains. This is already underway in the Northeast with the Snapple Distributors Inc., a unit of Cadbury Schweppes Americas Beverages.  Since our new sales structure is much less costly, selling expenses are expected to decline materially through the remainder of 2007.

General and Administrative Expense:

The increase in general and administrative during the three months ended March 31, 2007 is due primarily to unused capacity penalties of approximately $3.5 million incurred as a result of our manufacturing agreements with Jasper Products and Hood. These expenditures were a necessary byproduct of our strategic plan for securing additional capacity given the limited FDA approved shelf-stable plant arena in the United States. This capacity was secured at a time when we anticipated a major ramp up in revenues. This increase in revenues has not taken place.

As a percentage of total revenue, our general and administrative expense increased from 50% during the three months ended March 31, 2006 to 178% during the three months ended March 31, 2007. We expect that the expense as a percentage of revenue will be reduced due to revenue growth, cost cutting efforts and the refinement of business operations. Although we are working with our processing partners to restructure the manufacturing agreements in order to eliminate the production penalties, there can be no assurance that we will be successful in our negotiations.

Impairment Loss:

Recent discussions with CCE have indicated that we will not receive the sales previously expected, including rollout of the brands into new channels of distribution and access to key marketing and rebate programs.  Furthermore, we have experienced a significant decline in sales from CCE during April and May, 2007, and overall quarter one revenues were much lower than originally budgeted. Management’s updated forecasted revenues from CCE, its primary customer, for 2007 and for future years have been revised downward significantly. Therefore, we expect production penalties associated with the manufacturing agreements to continue.

Our updated analysis of cash flows to be generated from the CCE MDA, Jasper and Hood agreements indicate negative net discounted cash flows. Accordingly, a non-cash impairment charge of $17,662,006 has been recognized during the quarter ended March 31, 2007 to write off the carrying value of these assets.

We are searching for a new strategic partner that will invest in and potentially distribute our products nationally.  Based on these developments, we have commenced preliminary discussions with CCE to revise substantially the exclusivity and other terms of the existing MDA. We also hope to restructure our manufacturing agreements with Jasper and Hood. There can be no certainty that we will be able to successfully complete our negotiations with CCE or restructure our agreements with Jasper and Hood.

Product Development Expense:

Product development expense in both 2007 and 2006 relates to costs associated with package development. There was a slight decrease in expense in 2007 compared to 2006 due to a more efficient utilization of our resources. Our focus continues to be the development of innovative new products while expanding our current product base.

Consolidated Other Income (Expense)

	2007	% of Revenues	2006	% of Revenues	$ Change	% Change
Derivative income (expense)	$372,774	11.8%	$4,949,188	139.0%	$(4,576,414)	(92.5)%
Interest expense	(2,342,411)	74.3%	(36,364)	1.0%	(2,306,047)	6,341.6%
Liquidated damages	--	0.0%	(685,887)	19.3%	685,887	(100.0)%
Total	$(1,969,637)	62.5%	$4,226,937	118.7%	$(6,196,574)	(146.6)%

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

Our derivative income amounted to $372,774 for the quarter ended March 31, 2007, compared to derivative income of $4,949,188 for the quarter ended March 31, 2006. Derivative income for the quarters ended March 31, 2007 and 2006 are primarily due to the decline in our common stock price during both quarters.

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the amendment provides for the exclusion of registration payments, such as the liquidated damages that the Company has incurred, from the consideration of classification of financial instruments, previously required under FAS133 and EITF 00-19. Rather, registration payments are to be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which provides for the recognition of registration payments when they are both probably and reasonably estimable. The FSP was adopted by the Company on January 1, 2007, as was required by the new accounting pronouncement. However, the Company had previously applied the view (provided in EITF 05-04) that registration payments required recognition pursuant to FAS 5. See Note 4, Accrued Liabilities for information about the recognition and amounts of registration payments.

Adoption of the FSP involved management’s reevaluation of the conditions for equity or liability classification of existing derivative financial instruments pursuant to the revised criteria of EITF 00-19. As a result of the reevaluation, management concluded that the embedded conversion feature and warrants, associated with the July 2006 $30,000,000 Convertible Note Financing, and previously classified as liabilities, should be afforded equity classification. Under the previous standard, management determined that the unlimited nature of contractual registration payments for non-registration and non-effectiveness rose to an uneconomic settlement alternative and the subject share-indexed securities required liability classification. Under the FSP, the registration payment provisions are not considered for purposes of classification. Rather, commencing January 1, 2007, those payments are accounted for under the provisions of FAS 5. As a result, the embedded conversion feature and warrants met the eight conditions for equity classification provided in EITF 00-19. Adoption of this new standard resulted in the reclassification of $6,516,000 to additional paid in capital accompanied by a credit to retained earnings of $9,181,251 which represents the cumulative effect of this change in accounting principle.

Interest Expense

The increase in interest expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was due to an increase in our debt balance. Subsequent to March 2006, we issued in excess of $32 million in new debt financings. We also allocated proceeds from these financings to warrants and other features that required bifurcation from hybrid, convertible debt instruments. As a result, our debt is recorded at a discount, and we are required to amortize this discount through periodic charges to interest expense using the effective method. During the three months ended March 31, 2007 and 2006, amortization of debt discounts amounted to approximately $1,363,825 and $11,077, respectively. Applying the effective method results in an increasing interest (or amortization) over the term of the debt. We also amortized deferred financing fees associated with the July 2006, February 2007, and March 2007 debt financings. During the three months ended March 31, 2007 and 2006, amortization of deferred financing fees amounted to approximately $65,063 and $2,357, respectively.

Liquidated Damages

During the three months ended March 31, 2006, we recorded liquidated damages expense of $685,887 compared to $0 during the three months ended March 31, 2007. We have entered into registration rights agreements with certain investors that require us to file a registration statement covering underlying indexed shares, become effective on the registration statement, maintain effectiveness and, in some instances, maintain the listing of the underlying shares. Certain of these registration rights agreements require our payment of cash penalties to the investors in the event we do not achieve the requirements. We record our best estimate of liquidated damages penalties as liabilities and charges to our income when the cash penalties are probable and estimable. We will evaluate our estimate of liquidated damages in future periods and adjust our estimates for changes, if any, in the facts and circumstances underlying their calculation.

Consolidated Net Loss

We reported a net loss for the period ended March 31, 2007 of $29,393,750 compared with a net loss of $276,667 for the same period in 2006. There were several factors that led to the magnitude of our loss for the period ended March 31, 2007. First, we recorded an impairment loss of $17,662,006 related to the write-off of the CCE, Hood and Jasper intangible assets. Second, we incurred approximately $3.5 million in unused capacity penalties. Third, we realized a margin loss of $315,000 due to liquidation sales of short code dated products.

Consolidated Loss Applicable to Common Shareholders

We reported a loss applicable to common shareholders for the quarter ended March 31, 2007 of $29,720,698 compared with $535,450 for the quarter ended March 31, 2006. Loss applicable to common shareholders represents net loss as adjusted for preferred stock dividends and accretion of our redeemable preferred stock and our equity classified preferred stock to redemption values using the effective method. Many of our preferred stock series have cumulative dividend features, and we will continue to reflect preferred stock dividends in our loss applicable to common shareholders until the preferred stock is converted, if ever. In addition, many of our redeemable preferred stock series were initially discounted due to the allocation of financing proceeds to detachable warrants and embedded derivative financial instruments. We use the effective method to amortize these discounts. The use of the effective method involves the accretion of our discounted redeemable preferred stock to redemption values. Accretion is the change of present value of a financing instrument to its appropriate future value over the anticipated life of the instrument. This method causes accretion to increase over the redemption period of these instruments as the carrying values increase. Accordingly, accretions will increase in future periods until the preferred stock is fully accreted to redemption values or converted.

Consolidated Loss per Common Share Applicable to Common Stockholders

The Company’s basic loss per common share applicable to common stockholders for the quarter ended March 31, 2007 was $(0.15) compared with a basic loss per common share applicable to common stockholders for the quarter ended March 31, 2006 of $(0.00). Because the Company experienced net losses during the quarter ended March 31, 2007 and 2006, all potential common share conversions existing in our financial instruments would have an antidilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for both years.

The weighted average common shares outstanding increased from 184,253,753 for the quarter ended March 31, 2006 to 203,509,389 for the quarter ended March 31, 2007. The increase is attributed primarily to conversions of our convertible debt and preferred instruments into common shares. Potential common stock conversions excluded from the computation of diluted earnings per share amounted to 271,474,228 and 81,913,744 for 2007 and 2006, respectively.

Comprehensive Loss

Comprehensive loss differs from net loss for 2007 and 2006 by $(279) and $(690), respectively, which represents the effects of foreign currency translation on the financial statements of our subsidiaries denominated in foreign currencies. Our foreign operations are currently not significant. Increases in our foreign operations will likely increase the effects of foreign currency translation adjustments on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to achieve profitability, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business at least through the first three quarters of 2007. Furthermore, on April 1, 2007 we became in default of certain provisions of our Senior Notes issued in July 2006 due to failing to make the required quarterly interest payment of approximately $730,000. The defaults entitle the holders to certain penalties including the acceleration of the notes at a premium. Ultimately, our ability to continue is dependent upon the achievement of profitable operations. There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Our current and future monthly cash needs have decreased materially from what we communicated in our 10-KSB for the year ended December 31, 2006. This is largely due to a major employee restructuring plan and to cost containment measures. During April and May 2007, we terminated 42 of our 62 employees, including Roy Warren, who had held the position of Chief Executive Officer since May 1999. As a result, our monthly payroll expense has been reduced by in excess of 50%. While cuts have been made across the board to sales personnel, executive and administrative positions, key personnel have been retained to enable us to move forward in implementing possible new distribution and production agreements.

A moratorium on discretionary spending including travel restrictions and close Board oversight of all spending is expected to significantly reduce expenditures throughout all departments. We do, however, have outstanding accounts payable of approximately $12.1 million at March 31, 2007 and significant financial commitments that will impact our future cash flows.

Material Covenants of Debt Obligations

On April 1, 2007, we became in default of certain provisions of our Senior Notes issued in July 2006, as amended in December 2006, due to our failure to make the required quarterly interest payment of approximately $730,000. The defaults entitle the holders of our Senior Notes to certain penalties including the acceleration of the Notes at a premium.

On February 14, 2007, the Securities and Exchange Commission declared effective a Form SB-2 registration statement covering 60.55% of the securities in a July 2006 transaction, as amended, pursuant to which we issued and sold $30 million senior convertible notes that are due in 2010 and warrants that expire in July 2011. The senior notes are convertible into 105,468,750 shares of our common stock, and the warrants can be exercised to purchase an additional 27,605,040 shares of our common stock. Of the securities underlying the notes and warrants, the February 14, 2007 registration statement was limited to and registered 60.55% of the securities in the July 2006 transaction, as amended, consisting of 74.2% of the common stock issuable upon a conversion of the notes and 8.6% of the common stock issuable upon the exercise of the warrants. We anticipate filing an additional registration statement to cover the underlying shares of our common stock not covered by the February 14, 2007 effective statement, as soon as we have the legal ability to do so.

External Sources of Liquidity:

On February 12, 2007, we obtained financing in the amount of $2,000,000 and issued promissory notes aggregating that principal amount to three accredited investors. The notes provide for rights of participation in a subsequent financing by us. We also issued five year warrants for 2,000,000 shares of our common stock at an exercise price of $0.34 per share in connection with this financing. The warrants and underlying common stock were issued pursuant to Regulation D. The notes, plus accrued interest at an annual rate of 12%, have a due date of June 9, 2007.

On March 15, 2007, we issued promissory notes to three accredited investors aggregating $625,000, and obtained financing from them in that principal amount.  The notes provide for interest at 12% per annum, a maturity date of July 12, 2007, rights of participation in a subsequent financing by us and the ability of the investors to convert the notes to common stock at $0.34 per share upon an event of default.  We also issued five year warrants for the purchase of 625,000 shares of our common stock at an exercise price of $0.34 per share in connection with this financing.  The warrants and underlying common stock were issued pursuant to an exemption to Section 5 of the Securities Act of 1933. The notes, plus accrued interest at an annual rate of 12%, have a due date of June 9, 2007.

On May 1, 2007, we closed a funding transaction with six accredited institutional investors, for the issuance and sale of 18.5 million shares of our common stock to the Subscribers for $740,000. We also issued five year warrants for the purchase of an additional 9.25 million shares of common stock at an exercise price of $0.04 per share.

It will be necessary for the Company to complete additional financings in the near term in order to continue its operations. Although the Company has begun to explore possible financing alternatives, there can be no assurance that the Company will be able to obtain any financing or that any such financings will be on acceptable terms.

Information about our cash flows

Cash provided by (used in):	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	$ Change	% Change
Operating activities	$(5,782,664)	$(4,210,671)	$(1,571,993)	(37.3)%
Investing activities	(97,319)	(413,446)	316,127	76.5%
Financing activities	2,299,033	286,606	2,012,427	702.2%

The net increase in cash used in operating activities is due to a number of factors. Our net loss increased from $276,667 for the quarter ended March 31, 2006 to $29,393,750 for the quarter ended March 31, 2007. However, our net loss for the quarter ended March 31, 2006 included a non-cash derivative gain of $4,949,188, while our net loss for the quarter ended March 31, 2007 included a non-cash derivative gain of $372,774. Also, our net loss for the quarter ended March 31, 2007 included a non-cash impairment charge related to the asset capitalized with our distribution agreement with CCE, and our manufacturing agreements with Hood and Jasper of $17,662,006. Amortization of our debt discount amounted to $1,363,825 during the quarter ended March 31, 2007 compared to $11,076 for the quarter ended March 31, 2006. The increase is due to the issuance of $30 million convertible notes in July 2006. Changes in accounts receivable contributed to a decrease in cash used by operating activities of $109,973 for the quarter ended March 31, 2007, as compared to $1,596,042 for the same period in 2006. Cash used by operating activities decreased as a result of changes in inventory during the quarter ended March 31, 2007 by $688,578, as compared to contributing to an increase of $2,652,769 for the same period in 2006. This was the result of our building inventory during 2006 in connection with the continued implementation of our MDA with CCE. The changes in accounts payable and accrued liabilities for the quarter ended March 31, 2007 contributed to a reduction in cash used by operating activities of $2,620,832 as compared to $1,668,557 for the same period in 2006. Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the quarter ended March 31, 2007, and we had to rely on private placement financing and new debt financing to cover operating expenses.

Cash used in the quarter ended March 31, 2007 in our investing activities was $97,319 for equipment purchases, compared to $413,446 for the same period in 2006, which included equipment purchases and license and trademark costs.

Net cash provided by our financing activities for the quarter ended March 31, 2007 was $2,299,033. Net cash provided by financing activities for the same period in 2006 was $286,606, for a net increase of $2,012,427. The increase is attributed to proceeds received from convertible notes payable of $2,625,000 in 2007.

CORPORATE GOVERNANCE

The Board of Directors

Our board has positions for seven directors that are elected as Class A or Class B directors at alternate annual meetings of our shareholders. The policy of the board is that a majority of the directors will not be current employees of the Company and will otherwise meet appropriate standards of independence. In determining independence, the board considers the definition of “independent director” in the listing standards of the NASDAQ Stock Market. Under this definition, six of our seven current directors are considered independent. The only board member deemed not to be independent is Roy G. Warren due to his previous position as CEO of the Company.

The board meets regularly either in person or by telephonic conference and all directors have access to the information necessary to enable them to discharge their duties. Our shareholders elect directors after nomination by the board, or the board appoints directors when a vacancy arises prior to an election.

Audit Committee

Our audit committee is composed of three independent directors and functions to assist the board in overseeing our accounting and reporting practices. Our financial information is recorded in house by our Vice President - Treasurer's office, from which we prepare financial reports. Lazar Levine & Felix LLP, independent registered public accountants and auditors, audit or review these financial reports. The committee reviews the preparation of our audited and unaudited periodic financial reporting and internal control reports prepared by our Vice President - Treasurer. The committee reviews significant changes in accounting policies and addresses issues and recommendations presented by our internal accountants as well as our auditors.

Compensation Committee

Our compensation committee, which is composed of three independent directors, reviews the compensation structure and policies concerning executive compensation. The committee develops proposals and recommendations for executive compensation and presents those recommendations to the full board for consideration. The committee periodically reviews the performance of our other members of management and the recommendations of the chief executive officer with respect to the compensation of those individuals. The board must approve all compensation packages that involve the issuance of our stock or stock options. Currently, there is one vacancy on the compensation committee.

Nominating Committee

The nominating committee was established in the second quarter of 2002 and consists of those members of the director Class not up for election. The committee is charged with determining those individuals who will be presented to the shareholders for election at the next scheduled annual meeting. The full board fills any mid term vacancies by appointment.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to:

•
ensure information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations, and forms, and

•
ensure that such information is accumulated and communicated to our management, including our President and Vice President- Treasurer, as appropriate, to allow timely and appropriate decisions regarding required disclosure to be made.

Our evaluation was performed under the supervision and with the participation of our audit committee and senior management, including our President and Vice President- Treasurer. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). During this evaluation, management considered the impact of any material weaknesses and other deficiencies in our internal control over financial reporting.

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

Because the material weakness identified above had not been fully remedied at March 31, 2007, our President and our Vice President- Treasurer have concluded that our disclosure controls and procedures relating to compound derivative instruments embedded within our financial statements were not effective as of March 31, 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 14, 2007, Cagnazzi Racing commenced a lawsuit in the State courts of North Carolina to recover the balance owed by us under a NHRA sponsorship agreement entered into by the parties on November 1, 2006. This $3,500,000 sponsorship agreement requires us to pay $300,000 on January 1, 2007 and $1,300,000 on April 1, 2007, plus certain expenses.  Our total payments to date under this sponsorship agreement amount to $200,000, which was paid in February 2007.  We have informed Cagnazzi Racing that we do not intend to pay the balance of the contact at this time, and we have requested that Cagnazzi immediately commence its obligation to mitigate its damages under the sponsorship agreement.  We have been informed that Cagnazzi has removed the Slammers® logo and trade dress from its race cars and is seeking a new sponsor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default on Senior Securities

On April 1, 2007, we became in default of certain provisions of our Senior Notes issued in July 2006, as amended in December 2006, due to our failure to make the required quarterly interest payment of approximately $730,000. The defaults entitle the holders of our Senior Notes to certain penalties including the acceleration of the Notes at a premium.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Subsequent Events

See Note 12 of Notes to Consolidated Financial Statements.

Item 6. Exhibits

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
3.1	Articles of Incorporation	(1)
3.2	Amended Articles (name change)	(1)
3.4	Restated Bylaws	(1)
4	Rights of Equity Holders
4.1	Preferred, Series B Designation	(1)
4.2	Preferred, Series F Designation	(2)
4.3	Preferred, Series G Designation	(3)
4.4	Preferred, Series H Designation	(4)
4.5	Preferred, Series I Designation	(5)
4.6	Preferred, Series J Designation	(6)
4.7	Preferred, Series K Designation	(8)
4.8	Subscription Agreement dated November 2003 entered with Gamma Opportunity Capital Partners, LP	(9)
4.9	Class A Common Stock Purchase Warrant issued to Gamma Opportunity Capital Partners, LP	(9)
4.10	Class B Common Stock Purchase Warrant issued to Gamma Opportunity Capital Partners, LP	(9)
4.11	Convertible Note issued to Gamma Opportunity Capital Partners, LP dated November 2003	(9)
4.12	Class A Common Stock Purchase Warrant issued to Libra Finance, S.A.	(9)
4.13	Subscription Agreement dated November 2003 entered with MID-AM CAPITAL, L.L.C	(9)
4.14	Class A Common Stock Purchase Warrant issued to MID-AM CAPITAL, L.L.C.	(9)
4.15	Class B Common Stock Purchase Warrant issued to MID-AM CAPITAL, L.L.C	(9)
4.16	Convertible Note issued to MID-AM CAPITAL, L.L.C. dated November 2003	(9)
4.17	Subscription Agreement dated April 2, 2004 entered with Alpha Capital Aktiengesellschaft and Longview Fund LP	(9)
4.18	Convertible Note issued to Alpha Capital Aktiengesellschaft dated April 2004	(9)
4.19	Convertible Note issued to Longview Fund LP dated April 2004	(9)
4.20	Common Stock Purchase Warrant issued to Alpha Capital Aktiengesellschaft dated April 2004	(9)
4.21	Common Stock Purchase Warrant issued to Longview Fund LP dated April 2004	(9)
4.22	Subscription Agreement entered by and between the Company and Mid-AM Capital LLC dated June 2004	(10)
4.23	Convertible Note issued to Mid-AM Capital LLC dated June 2004	(10)
4.24	Common Stock Purchase Warrant A issued to Mid-AM Capital LLC dated June 2004	(10)
4.25	Common Stock Purchase Warrant B issued to Mid-AM Capital LLC dated June 2004	(10)

4.26	Subscription Agreement entered by and between the Company and Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership, Whalehaven Funds Limited and Gamma Opportunity Capital Partners LP dated June 2004	(10)
4.27	Form of Common Stock Purchase A issued to Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership, Whalehaven Funds Limited and Gamma Opportunity Capital Partners LP dated June 2004	(10)
4.28	Form of Common Stock Purchase B issued to Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership, Whalehaven Funds Limited and Gamma Opportunity Capital Partners LP dated June 2004	(10)
4.29	Form of Convertible Note issued to Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership, Whalehaven Funds Limited and Gamma Opportunity Capital Partners LP dated June 2004	(10)
4.30	Subscription Agreement entered by and between the Company and Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership and Whalehaven Funds Limited dated October 2004	(10)
4.31	Form of Common Stock Purchase C issued to Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership and Whalehaven Funds Limited dated October 2004	(10)
4.32	Form of Convertible Note issued to Alpha Capital, Longview Fund LP, Stonestreet Limited Partnership, Whalehaven Funds Limited and Gamma Opportunity Capital Partners LP dated October 2004	(10)
4.33	Subscription Agreement entered by and between the Company and Momona Capital Corp. and Ellis International Ltd. dated December 2004	(10)
4.34	Form of Common Stock Purchase C issued to Momona Capital Corp. and Ellis International Ltd. dated December 2004	(10)
4.35	Form of Convertible Note issued to Momona Capital Corp. and Ellis International Ltd. dated December 2004	(10)
4.36	Form of Convertible Note issued to Alpha Capital, Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Whalehaven Funds Limited dated January 2005	(11)
4.37	Subscription Agreement entered by and between the Company and Alpha Capital, Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Whalehaven Funds Limited dated January 2005	(11)
4.38	Form of Common Stock Purchase Warrant issued to Alpha Capital, Longview Fund LP, Longview Equity Fund LP, Longview International Equity Fund LP and Whalehaven Funds Limited dated January 2005	(11)
4.39	Form of Securities Purchase Agreement with 13 institutional investors in connection with November 28, 2005 $20,250,000 financing	(12)
4.40	Form of Stock Purchase Warrant in connection with November 28, 2005 $20,250,000 financing	(12)
10	Material Contracts

10.6	MoonPie License Agreement	(8)
10.7	Marvel License Agreement (US)	(8)
10.9	Real Estate Lease Amendment Extending Term	(8)
10.10	Masterfoods License	(11)
10.11	Marvel Enterprises License (UK)	(11)
10.12	Coca-Cola Enterprises Master Distribution Agreement	(13)
16.1	Letter on change or certifying accountant	(7)
31.1	Certification of President, Rules 13a-14(a) & 15d-14(a)		X
31.2	Certification of CAO, Rules 13a-14(a) & 15d-14(a)		X
32.1	Certifications of President & CAO, 18 U.S.C. Sec. 1350		X

(1)	Filed with Form 10SB/A First Amendment

(2)	Filed with Form 10K-SB for 12-31-99

(3)	Filed with Form 10QSB for 6-30-00

(4)	Filed with Form 10K-SB 2001

(5)	Filed with Form 10QSB for 6-30-02

(6)	Filed with Form 8-K for 10-02-02

(7)	Filed with Form 8-K for 3-26-04

(8)	Filed with Form 10K-SB 2003

(9)	Filed with Form SB-2 June 4, 2004

(10)	Filed with Form SB-2 January 21, 2005

(11)	Filed with Form 10K-SB 2004

(12)	Filed with Form 8-K for 11-28-05

(13)	Filed with Form 10QSB for 9-30-05

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Bravo! Brands, Inc. has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

BRAVO! BRANDS INC.
(Registrant)
Date: May 15, 2007

/s/Ben Patipa
President (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, Bravo! Brands, Inc. has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/ Benjamin Patipa	President	May 15, 2007
(Principal Executive Officer)

/S/ Tommy E. Kee	Vice President and Treasurer,	May 15, 2007
(Principal Accounting Officer)